Form 10-Q
period 2018-04-30
BODY & MIND INC.
filed 2018-10-29
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-55940

BODY AND MIND INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-1319227
(State or other jurisdiction of organization)	(I.R.S. employer identification no.)

750 – 1095 West Pender Street

Vancouver, British Columbia, Canada V6E 2M6

(Address of principal executive offices) (Zip code)

(604) 376-3567

(Registrant’s telephone number, including area code)

None

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at October 29, 2018, was 47,774,817.

BODY AND MIND INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc. (formerly Deploy Technologies Inc.)	Statement 1

Interim Balance Sheets (U.S. Dollars)

	As at 30 April 2018	As at 31 July 2017
	(Unaudited)
ASSETS
Current
Cash	$1,046,940	$366,584
Amounts receivable, net of allowance for doubtful accounts of $Nil (2017-$Nil)	510,414	17,798
Prepaids	65,955	28,027
Inventory (Note 5)	691,709	-
Available-for-sale securities	1	1
Total current assets	2,315,019	412,410

Deposit (Notes 7 and 13)	250,000	-
Advances (Note 12)	-	103,495
Property and equipment (Note 6)	2,345,888	-
Brand and licenses (Note 12)	11,871,255	-
TOTAL ASSETS	$16,782,162	$515,905

LIABILITIES
Current
Accounts payables and accrued liabilities	$666,443	$188,677
Due to related parties (Note 7)	43,835	4,805
Promissory notes (Note 8)	1,947,152	-
TOTAL LIABILITIES	2,657,430	193,482

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 9)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
47,704,317 (31July2017–19,137,783) Common Shares	7,140	5,632
Additional Paid-in Capital	20,544,332	4,951,214
Shares to be issued (Note 12)	223,344	-
Other Comprehensive Income	339,892	356,828
Deficit	(6,989,976)	(4,991,251)
TOTAL STOCKHOLDERS’ EQUITY	14,124,732	322,423
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,782,162	$515,905

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc. (formerly Deploy Technologies Inc.)	Statement 2

Consolidated Interim Statements of Operations
(Unaudited)
(U.S. Dollars)

	Three Month Period Ended 30 April		Nine Month Period Ended 30 April
	2018	2017	2018	2017

Sales	$789,209	$-	$1,618,968	$-
Cost of sales	(569,653)	-	(980,919)	-
	219,556	-	638,049	-

General and Administrative Expenses
Accounting and legal (Note 7)	33,114	167	223,320	12,139
Accretion expense (Note 8)	64,987	-	119,131	-
Consulting fees (Note 7)	11,189	37,259	136,295	59,392
Depreciation	2,981	(4)	6,774	1,588
Insurance	6,071	-	11,006	-
Listing fees	-	-	471,408	-
Management fees (Note 7)	73,184	7,547	189,210	7,547
Office and miscellaneous	166,702	16,643	347,594	27,459
Regulatory, filing and transfer agent fees	3,280	-	19,187	-
Rent	22,000	-	33,000	-
Salaries and wages	144,830	-	241,171	-
Stock-based compensation (Note 9)	-	-	733,679	-
Travel	10,319	22,177	14,878	22,177
	(538,657)	(83,789)	(2,546,653)	(130,302)
Loss Before Other Items	(319,101)	(83,789)	(1,908,604)	(130,302)
Other Items
Foreign exchange, net	(85,946)	(5,195)	(91,427)	(74,425)
Interest income	2,185	-	2,185	-
Settlement of liabilities	-	51,894	-	51,904
Write off of amounts receivable	4	-	(879)	-
Net Loss for the Period	$(402,858)	$(37,090)	$(1,998,725)	$(152,823)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(18,959)	(9,482)	(16,936)	55,396
Comprehensive Loss for the Period	$(421,817)	$(46,572)	$(2,015,661)	$(97,427)
Loss per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.06)	$(0.04)
Weighted Average Number of Shares Outstanding	47,704,317	3,546,218	35,959,031	2,626,065

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc. (formerly Deploy Technologies Inc.)	Statement 3

Consolidated Interim Statements of Changes in Stockholders’ Equity
(Unaudited)
(U.S. Dollars)

	Share Capital				Additional		Other
	Common Shares		Class A Preferred Shares		Paid-in	Shares to be	Comprehensive
	Number	Amount	Number	Amount	Capital	Issued	Income	Deficit	Total
Balance – 31 July 2016	2,186,018	$544	2,475,500	$248	$4,009,135	$-	$266,749	$(4,624,092)	$(347,416)
Conversion of preferred shares	500,000	150	(150,000)	(15)	(135)	-	-	-	-
Private placements	8,700,000	2,610	-	-	982,333	-	-	-	984,943
Share issue costs	-	-	-	-	(48,115)	-	-	-	(48,115)
Foreign currency translation adjustment	-	-	-	-	-	-	55,396	-	55,396
Loss for the period	-	-	-	-	-	-	-	(152,823)	(152,823)
Balance – 30 April 2017	11,386,018	3,304	2,325,500	233	4,943,218	-	322,145	(4,776,915)	491,985
Conversion of preferred shares	7,751,765	2,328	(2,325,500)	(233)	(2,095)	-	-	-	-
Capital contribution by related parties on forgiveness of debt	-	-	-	-	10,091	-	-	-	10,091
Foreign currency translation adjustment	-	-	-	-	-	-	34,683	-	34,683
Loss for the period	-	-	-	-	-	-	-	(214,336)	(214,336)
Balance – 31 July 2017	19,137,783	5,632	-	-	4,951,214	-	356,828	(4,991,251)	322,423
Private placements (Note 9)	9,739,534	514	-	-	5,141,973	-	-	-	5,142,487
Acquisition of Nevada Medical Group LLC (Notes 9 and 12)	18,827,000	994	-	-	9,939,662	223,344	-	-	10,164,000
Share issue costs (Note 9)	-	-	-	-	(222,196)	-	-	-	(222,196)
Stock-based compensation (Note 9)	-	-	-	-	733,679	-	-	-	733,679
Foreign currency translation adjustment	-	-	-	-	-	-	(16,936)	-	(16,936)
Loss for the period	-	-	-	-	-	-	-	(1,998,725)	(1,998,725)
Balance – 30 April 2018	47,704,317	$7,140	-	$-	$20,544,332	$223,344	$339,892	$(6,989,976)	$14,124,732

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc. (formerly Deploy Technologies Inc.)	Statement 4

Consolidated Interim Statements of Cash Flows
(Unaudited)
(U.S. Dollars)

	Nine Month Period Ended 30 April
Cash Resources Provided By (Used In)	2018	2017
Operating Activities
Loss for the period	$(1,998,725)	$(152,823)
Items not affecting cash:
Accrued interest	-	1,343
Accretion expense	119,131	-
Depreciation	99,949	1,588
Settlement of liabilities	-	(51,904)
Stock-based compensation	733,679	-
Write off of amounts receivable	879	-
Foreign exchange	1,484	3,442
Amounts receivable	(195,246)	(1,667)
Prepaids	(37,928)	-
Inventory	(156,829)	-
Trade payables and accrued liabilities	(132,470)	(26,690)
Due to related parties	31,881	(41,714)
	(1,534,195)	(268,425)

Investing Activities		-
Business combination, net of cash acquired	(1,948,158)	-
Pepper Lane North LLC deposits	(250,000)	-
Purchase of property and equipment	(494,141)	-
	(2,692,299)	-

Financing Activities
Issuance of shares, net of share issue costs (Note 9)	4,920,291	936,828
Short term loans	-	19,276
Loans repaid	-	(51,552)
	4,920,291	904,552

Effect of exchange rate changes on cash	(13,441)	55,396

Net Increase in Cash	680,356	691,523
Cash– Beginning of period	366,584	-
Cash– End of Period	$1,046,940	$691,523

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

1. Nature and Continuance of Operations

Body and Mind Inc. (the “Company”) was incorporated on 5 November 1998 in the State of Delaware, USA, under the name Concept Development Group, Inc. In May 2004, the Company acquired 100% of Kaleidoscope Venture Capital, Inc. (formerly Vocalscape Networks, Inc.) (“Kaleidoscope”) and changed its name to Vocalscape, Inc. In November 2005, the Company changed its name to Nevstar Precious Metals Inc. and in September 2008, the Company changed its name to Deploy Technologies Inc. On 14 November 2017, the Company acquired Nevada Medical Group, LLC (“NMG”) and changed its name to Body and Mind Inc. The Company is now a supplier and grower of medical and recreational marijuana in the state of Nevada.

These unaudited consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

These unaudited consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 31 July 2017. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended 31 July 2017. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended 30 April 2018 are not necessarily indicative of the results that may be expected for the year ending 31 July 2018.

These unaudited consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At 30 April 2018, the Company had cash of $1,046,940 (31 July 2017 – $366,584) and a working capital deficit of $342,411 (31 July 2017 – working capital of $218,928).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources will not be adequate to continue operating and maintaining its business strategy for the next 12 months. If the Company is unable to raise additional capital in the near future, management expects that the Company will need to curtail operations, seek additional capital on less favourable terms and/or pursue other remedial measures.

These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 April 2018, the Company had suffered losses from activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, DEP Nevada Inc. (“Dep Nevada”), incorporated in the State of Nevada on 10 August 2017, and newly acquired Nevada Medical Group LLC (“NMG”) from the date of acquisition on 14 November 2017.

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

1. Nature and Continuance of Operations – Continued

Principles of Consolidation – Continued

The results of operations from NMG are included in these consolidated financial statements from the date of the Company acquired control over NMG on 14 November 2017.

All inter-company transactions are eliminated upon consolidation.

2. Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for annual reporting periods and interim periods within those years beginning after 15 December 2017. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840 "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after 15 December 2018. Early adoption by public entities is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited. The Company is currently evaluating the impact that this new standard will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after 15 December 2019. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In May 2014, the FASB issued ASU No. 2015-14 (Topic 606) “Revenue from Contracts with Customers”, which provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after 15 December 2017, including interim periods and is to be retrospectively applied. Early adoption is not permitted. The Company does not anticipate this amendment to have a significant impact on the financial statements.

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

3. Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

The financial statements of the Company have been prepared in accordance with GAAP and are expressed in U.S. dollars. The Company’s fiscal year end is 31 July.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments.

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical marijuana and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probably credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As at 30 April 2018 and 31 July 2017, the Company has no allowance for doubtful accounts.

Revenue recognition

The Company derives revenue primarily from the sale of medical marijuana. In accordance with ASC 605 “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered and the goods have been delivered, the amount is fixed and determinable, and collection is reasonably assured.

The Company does not have standard terms that permit return of product; however, in certain markets where returns occur management estimates the amount of returns as variable consideration based on historical return experience and adjust revenue accordingly. Products that do not meet our high quality standards are returned by the customer or recalled and destroyed and are recorded as a reduction of revenue. The reversal of revenue is recorded upon determination that the product will be recalled and destroyed. Management estimates the costs required to facilitate product returns and record them in cost of goods sold as required.

Inventory

Inventory consists of raw material, work in progress (live plants and plants in the drying process), finished goods, and consumables. The Company values its raw material, finished goods and consumables at the lower of the actual costs or its current estimated market value less costs to sell. The Company values its work in progress at cost. The Company periodically reviews its inventory for obsolete and potentially impaired items.

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

3. Significant Accounting Policies – Continued

Property and equipment

Property and equipment are stated at cost and are amortized over their estimated useful lives on a straight-line basis:

Office equipment	7 years
Cultivation equipment	7 years
Production equipment	7 years
Kitchen equipment	7 years
Vehicles	7 years
Vault equipment	7 years
Leasehold improvements	15 years

Brands and licenses

Intangible assets acquired from third parties are measured initially at fair value and either classified as indefinite life or finite life depending on their characteristics. Intangible assets with indefinite lives are tested for impairment at least annually and intangible assets with finite lives are reviewed for indicators of impairment at least annually. The Company’s brands and licenses have indefinite lives; therefore no amortization is recognized.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

3. Significant Accounting Policies – Continued

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim consolidated financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As at 30 April 2018, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Foreign currency translation

The Company’s functional currency is Canadian dollars and reporting currency is U.S. dollars. The Company’s subsidiary, NMG, has a functional currency of U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

4. Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 30 April 2018 and 31 July 2017:

	As at 30 April 2018	As at 31 July 2017
Financial assets at fair value
Cash	$1,046,940	$366,584
Available-for-sale	1	1

Total financial assets at fair value	$1,046,941	$366,585

Management of financial risks

The financial risk arising from the Company’s operations are credit risk, liquidity risk, interest rate risk and currency risk. These risks arise from the normal course of operations and all transactions undertaken are to support the Company’s ability to continue as a going concern. The risks associated with these financial instruments and the policies on how to mitigate these risks are set out below. Management manages and monitors these exposures to ensure appropriate measures are implemented on a timely and effective manner.

Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Company is not exposed to credit risk as it does not hold cash in excess of federally insured limits, with major financial institutions.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital deficit of $342,411 as at 30 April 2018. However, the Company has incurred losses from operations to date and is currently attempting to implement its business plan; therefore, the Company is exposed to liquidity risk.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not exposed to interest rate risk as it does not hold financial instruments that will fluctuate in value due to changes in interest rates.

Currency risk

Currency risk is the risk that the fair values of future cash flows of a financial instrument will fluctuate because they are denominated in currencies that differ from the respective functional currency. The Company is exposed to currency risk by incurring expenditures and holding assets denominated in currencies other than its functional currency. Assuming all other variables remain constant, a 1% change in the Canadian dollar against the US dollar would not result in a significant change to the Company’s operations.

Other risks

The Company is not exposed to other risks unless otherwise noted.

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

5. Inventory

	30 April 2018	31 July 2017

Raw materials	$26,708	$-
Work in progress	259,888	-
Finished goods	181,643	-
Consumables	223,470	-

Total	$691,709	$-

Inventory at January 31, 2018 was measured at cost. On the acquisition of Nevada Medical Group LLC effective 14 November 2017, the Company acquired inventory in the amount of $534,880, which was measured at cost (Note 12).

6. Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Improvements	Total
Cost:
Balance, 31 July 2017	$-	$-	$-	$-	$-	$-	$-	$-
Acquired assets	23,105	245,659	176,354	15,809	38,717	1,644	1,450,408	1,951,696
Additions	1,481	77,315	79,473	3,664	-	-	332,208	494,141
Balance, 30 April 2018	24,586	322,974	255,827	19,473	38,717	1,644	1,782,616	2,445,837

Accumulated Depreciation:
Balance, 31 July 2017	-	-	-	-	-	-	-	-
Depreciation	2,049	22,881	16,207	1,378	3,546	147	53,741	99,949
Balance, 30 April 2018	2,049	22,881	16,207	1,378	3,546	147	53,741	99,949

Net Book Value:
As at 31 July 2017	-	-	-	-	-	-	-	-
As at 30 April 2018	$22,537	$300,093	$239,620	$18,095	$35,171	$1,497	$1,728,875	$2,345,888

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

7. Related Party Balances and Transactions

The key management personnel compensation for the nine months ended 30 April 2018 and 2017 is as follows:

	30 April 2018	30 April 2017

Accounting fees	$22,088	$8,680
Management and consulting fees	254,252	44,341

Total	$276,340	$53,021

Except as disclosed elsewhere in these full annual financial statements, related party transactions for the nine month period ended 30 April 2018 and 2017 are as follows:

a)	During the nine months ended 30 April 2018, accounting fees of $22,088 (2017 - $8,680) were paid/accrued to a company controlled by the former Chief Financial Officer and a director of the Company.

b)	During the nine months ended 30 April 2018, consulting fees of $69,000 (2017 - $Nil) and management fees of $43,544 (2017 - $Nil) were paid/accrued to companies related to the Chief Executive Officer of the Company.

c)	During the nine months ended 30 April 2018, management fees of $93,869 (2017 - $Nil) were paid/accrued to a company controlled by a director of the Company.

d)	During the nine months ended 30 April 2018, management fees of $35,627 (2017 - $7,547) were paid/accrued to a company controlled by the Chief Financial Officer of the Company.

e)	During the nine months ended 30 April 2018, management fees of $2,712 (2017 - $Nil) were paid/accrued to a former Chief Executive Officer of the Company.

f)	During the nine months ended 30 April 2018, management fees of $9,500 (2017 - $Nil) were paid/accrued to a company controlled by the former Chief Executive Officer of the Company.

g)	During the nine months ended 30 April 2018, management fees of $Nil (2017 - $36,794) were paid/accrued to a former Chief Executive Officer of the Company.

h)	As at 30 April 2018, the Company owed $Nil (31 July 2017 - $4,805) to the former Chief Executive Officer of the Company.

i)	As at 30 April 2018, the Company owed $39,745 (31 July 2017 - $Nil) to the Chief Executive Officer of the Company and his company.

j)	As at 30 April 2018, the Company owed $4,090 (31 July 2017 - $Nil) to the Chief Financial Officer of the Company.

k)	On 18 December 2017, the Company reached an agreement with a real estate investment group, led by the Company’s President, who anticipated purchasing a building adjacent to the Company’s existing facility and lease it back to a newly formed partnership called Pepper Lane North LLC (“PLN” or “Partnership”) on a long-term basis with renewal options. PLN is a strategic partnership between the Company and a dispensary chain in the State of Nevada. The PLN’s partner was to also transfer an active cultivation license to the facility and all expenditures under PLN would be funded on a 50/50 basis. There was a $250,000 payment made by each partner as a non-refundable deposit to secure the lease (Notes 13 and 15).

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

8. Promissory Notes

In connection with the Acquisition of NMG, on 14 November 2017, the Company issued a promissory note in the amount of $2,000,000 to NMG Members and another promissory note in the amount of $175,000 to TI Nevada as a repayment of loans made by TI Nevada to NMG (Note 12).

As these promissory notes are non-interest bearing, they were discounted to a present value of $1,826,537 at a rate of 15%.

Both promissory notes are non-interest bearing, secured by the assets of the Company, and due 14 February 2019. Any unpaid amounts at maturity will bear interest at a rate of 10% per annum.

	30 April 2018	31 July 2017

Balance, beginning	$-	$-
Issuance of promissory notes (Note 12)	1,826,537	-
Accretion expense	119,131	-
Foreign exchange adjustment	1,484	-

Balance, ending	$1,947,152	$-

9. Capital Stock

The Company’s authorized share capital comprises 900,000,000 Common Shares, with a $0.0001 par value per share.

In connection with the Acquisition, on 14 November 2017, the Company eliminated its authorized Class A Preferred shares and completed a consolidation of its common shares on the basis of three (3) pre-consolidation common shares to one (1) post-consolidation common share. Unless otherwise noted, all figures in the financial statements are retroactively adjusted to reflect the consolidation (Note 12).

On 15 August 2017 and 16 August 2017, the Company closed the first two of four tranches of a non-brokered private placement and issued 8,276,294 Subscription Receipts (defined below) at a price of $0.53 (CAD$0.66) per Subscription Receipt for aggregate gross proceeds of $4,372,267 (CAD$5,462,369) (Note 12).

On 31 October 2017, the Company closed a third tranche of a non-brokered private placement and issued 757,666 Subscription Receipts at a price of $0.53 (CAD$0.66) per Subscription Receipt for aggregate gross proceeds of $400,088 (CAD$500,060) (Note 12).

On 1 November 2017, the Company closed a fourth and final tranche of a non-brokered private placement and issued 68,181 Subscription Receipts at a price of $0.53 (CAD$0.66) per Subscription Receipt for aggregate gross proceeds of $35,524 (CAD$45,000) (Note 12).

On 14 November 2017, the Company issued a total of 18,827,000 common shares valued at $9,940,656 in connection with the Acquisition of NMG (Note 12). The Company is obligated to issue 423,000 common shares, which have a fair value of $223,344 (Note 12). On 14 November 2017, a total of 9,102,141 Subscription Receipts converted to 9,102,141 common shares and 9,102,141 share purchase warrants exercisable at CAD $0.66 or CAD$0.90 for a period of 24 months pursuant to the closing of the Acquisition of NMG (Note 12). The Company issued a total of 367,286 brokers’ warrants with a fair value of $62,138 (CAD$78,122) in connection with these financings. The brokers’ warrants are exercisable at CAD $0.90 for a period of 24 months. The Company incurred other share issuance costs of $222,196 (CAD $279,352) in relation to this private placement.

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

9. Capital Stock – Continued

On 1 December 2017, the Company closed a non-brokered private placement of 637,393 units at a price of $0.53 (CAD$0.66) per unit for aggregate gross proceeds of $334,608 (CAD$420,680). Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share of the Company at a price of CAD$0.90 per warrant for a period of 24 months from the closing.

Stock options

The Company previously approved an incentive stock option plan (the “Plan”), pursuant to which the Company may grant stock options up to an aggregate of 10% of the issued and outstanding common shares in the capital of the Company from time to time.

On 24 November 2017, the Company issued an aggregate of 3,850,000 stock options in accordance with the Company’s stock option plan at an exercise price of CDN$0.66 per share for a five year term expiring 24 November 2022. The options were granted to officers, directors and consultants of the Company.

The fair value of the stock options was calculated to be $733,679 (CAD$922,403) using the Black-Scholes Option Pricing Model using the following assumptions:

Expected life of the options	5 years
Expected volatility	198%
Expected dividend yield	0%
Risk-free interest rate	1.63%

	30 April 2018		31 July 2017
	Number of options	Exercise Price	Number of options	Exercise Price
Opening balance	-	-	-	-
Options granted	3,850,000	CAD$0.66	-	-

Closing balance	3,850,000	CAD$0.66	-	-

Share purchase warrants and brokers’ warrants

	30 April 2018		31 July 2017
	Number of warrants	Exercise Price	Number of warrants	Exercise Price
Opening balance	-	-	-	-
Warrants issued	10,106,820	CAD$0.89	-	-

Closing balance	10,106,820	CAD$0.89	-	-

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

9. Capital Stock – Continued

Share purchase warrants and brokers’ warrants – Continued

As at 30 April 2018, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
248,350	CAD$0.66	15 August 2019
58,324	CAD$0.66	16 August 2019
60,612	CAD$0.66	3 November 2019
9,102,141	CAD$0.90	14 November 2019
637,393	CAD$0.90	1 December 2019
10,106,820

10. Segmented Information

The Company’s activities are all in the one industry segment of medical and recreational marijuana. All of the Company’s revenue generating activities and capital assets relate to this segment and are located in the USA.

11. Supplemental Disclosures with Respect to Cash Flows

	Nine Month Period Ended 30 April
	2018	2017
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

12. Business Acquisition

On 15 May 2017, the Company entered into an assignment and novation agreement (the “Assignment Agreement”) with Toro Pacific Management Inc. (the “Transferor”) pursuant to which the Transferor assigned a letter of intent (the “LOI”) effective 12 May 2017 to the Company in accordance with its terms. The Assignment Agreement and the LOI contemplated a business combination transaction (the “Acquisition”) to acquire all of the issued and outstanding securities of Nevada Medical Group LLC (“NMG”), an arm’s length Nevada-based licensed producer of medical marijuana.

As consideration for the Assignment Agreement, the Company will issue to the Transferor 1,000,000 common shares of the Company at a deemed price of CAD$0.66 per share. On November 13, 2017, the Assignment Agreement was amended, whereby the Company would issue the 1,000,000 common shares as follows:

a)	470,000 common shares to Benjamin Rutledge upon closing of the Acquisition (issued);
b)	60,000 common shares to Chris Hunt upon closing of the Acquisition (issued);
c)	470,000 common shares to the Transferor according to the following schedule:

a.	1/10 of the Transferor’s shares upon closing of the Acquisition (issued);
b.	1/6 of the remaining Transferor’s shares 6 months after closing the Acquisition;
c.	1/5 of the remaining Transferor’s shares 12 months after closing the Acquisition;
d.	1/4 of the remaining Transferor’s shares 18 months after closing the Acquisition;
e.	1/3 of the remaining Transferor’s shares 24 months after closing the Acquisition;
f.	1/2 of the remaining Transferor’s shares 30 months after closing the Acquisition; and
g.	of the remaining Transferor’s shares 36 months after closing the Acquisition.

The remaining 423,000 shares to be issued to the Transferor are included in equity with a total fair value of $223,344 (Note 9).

On 14 September 2017, the Company and Dep Nevada entered into a definitive agreement (the “Share Exchange Agreement”) with NMG. Pursuant to the Share Exchange Agreement, Dep Nevada acquired all of the issued and outstanding securities of NMG in exchange for the issuance of the Company’s common shares and certain cash and other non-cash consideration (the “Acquisition”).

The concurrent financing consisted of subscription receipts of the Company (the “Subscription Receipts”), at an issue price of CAD$0.66 per Subscription Receipt, with each Subscription Receipt being automatically converted, at no additional cost to the subscriber, upon the completion of the Acquisition for one common share and one share purchase warrant exercisable at a price of CAD$0.90 for a period of 24 months from the date of issuance. Each warrant is subject to acceleration provisions following the six-month anniversary of the date of closing, if the closing trading price of the common shares is equal to or greater than $1.20 for seven consecutive trading days, at which time the Company may accelerate the expiry date of the warrants by issuing a press release announcing the reduced warrant term whereupon the warrant will expire 21 calendar days after the date of such press release. These Subscription Receipts were recognized as liability on initial receipt. During the nine months ended April 30, 2018, the Acquisition closed and the shares were issued; therefore the Subscription Receipts were reclassified from liability to equity on conversion to common shares.

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

12. Business Acquisition – Continued

On 14 November 2017, the Company closed the Acquisition, and acquired all of the issued and outstanding membership units of NMG (the “Units”) through DEP Nevada. In consideration for the Units, the Company issued to the NMG Members an aggregate of 16,000,000 common shares with a fair value of $8,448,000 as well as a cash payment of $2,084,000 pro rata amongst the NMG Members and a promissory note to the NMG members in the aggregate amount of $2,000,000. The Company also issued 2,037,879 common shares to TI Nevada, LLC with a fair value of $1,076,000, 212,121 common shares to Charles Fox with a fair value of $112,000, 47,000 common shares to Toro Pacific Management Inc. with a fair value of $24,816, 60,000 common shares to Chris Hunt with a fair value of $31,680, and 470,000 common shares to Benjamin Rutledge with a fair value of $248,160 in connection with the Acquisition. The Company has an obligation to issue a further 423,000 common shares to Toro Pacific Management Inc., which had a fair value of $223,344 on the date of acquisition. In addition, the Company paid the amount of $225,000 and issued a promissory note in the amount of $175,000 to TI Nevada as repayment for a loan made by TI Nevada to NMG. The promissory notes were discounted to a present value of $1,826,537 (Note 8). In connection with the closing of the Acquisition, the net proceeds of the Company's private placements of Subscription Receipts in support of the Acquisition, (the "Offering") have been released to the Company from escrow. Immediately prior to closing of the Acquisition, the Company completed a consolidation of its common shares on the basis of three (3) pre-consolidation common shares to one (1) post-consolidation common share, as well a name change, changing the name of the Company from Deploy Technologies, Inc. to Body and Mind Inc. The Company eliminated its authorized Class A Preferred shares (Note 9).

As a result of the acquisition of NMG, the Company changed its business focus to growing and supplying medical and recreational marijuana in the state of Nevada. The acquisition of NMG was accounted for as a business combination, in which the assets acquired and the liabilities assumed are recorded at their estimated fair values. These values are based on preliminary management estimates and are subject to final valuation adjustments. The allocation of the purchase consideration is as follows:

Purchase consideration
Share considerations	$10,164,000
Cash considerations	2,309,000
Promissory notes issued	1,826,537
TOTAL	14,299,537

Assets acquired:
Cash	260,842
Amounts receivable	253,697
Prepaid expenses	44,552
Inventory	534,880
Property and equipment	1,951,696
Liabilities assumed:
Trade payable and accrued liabilities	(367,385)
Loans payable	(250,000)

Net assets acquired	2,428,282
Brand and licenses	11,871,255
TOTAL	$14,299,537

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

13. Commitments

a)	On 11 November 2014, NMG entered into a five year lease for its premises. The Company has five options to extend the lease and each option is for five years. The monthly rent was $12,500, increased to $15,000 on 1 January 2018.

b)	On 18 December 2017, the Company reached an agreement with a real estate investment group, led by the Company’s President, to purchase a building adjacent to the existing facility and lease it back to a newly formed partnership called Pepper Lane North LLC (“PLN” or “Partnership”) on a long-term basis with renewal options. PLN is a strategic partnership between the Company and one of the preeminent dispensary chains in the State of Nevada. The PLN’s partner will also transfer an active cultivation license to the facility and all expenditures under PLN will be funded on a 50/50 basis. The new facility will primarily consist of flowering rooms as production, packaging, distribution, and head office functions will remain at the existing facility. The Company has also earmarked approximately 4,000 square feet of frontage for a dispensary upon receipt of a retail license. It is contemplated that at least half of the sales under PLN will be sold to the PNL partner through their existing dispensary network. In addition, the Company has signed an operating and management agreement with PLN and will receive the greater of $15,000/month or 10% of PLN’s net profits. Prior to entering the Partnership, the Company engaged surveyors to ensure compliance with permitting procedures and received the necessary approvals to move forward. The Company was later notified that a church was located in close proximity of the building and that permitting was unlikely to proceed. The Company has put an insurance claim to recover damages (Note 15).

Under the Partnership Agreement, each party has provided an initial capital contribution to PLN (Note 7).

c)	On November 14, 2017, the Company entered into the following consulting agreements:

i.	$16,667 per month to TI Nevada for a term of three years; and
ii.	CAD $10,000 per month to Toro Pacific Management Inc., which is controlled by an officer of the Company.

14. Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	April 30, 2018	April 30, 2017

Net loss for the period	$(1,998,725)	$(152,823)
Federal and state income tax rates	35%	35%

Expected income tax expense (recovery)	(699,554)	(53,488)
Change in estimates and others	264,157	-
Change in benefit not recognized	435,397	53,488

Total income tax recovery	$-	$-

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

14. Income Taxes – Continued

The significant components of the Company's deferred income tax assets and liabilities are as follows:

	As at 30 April 2018	As at 31 July 2017

Deferred income tax assets
Net income tax operating loss carry forward	$4,697,448	$3,453,457

Statutory federal income tax rate	35%	35%

Deferred income tax asset	1,644,107	1,208,710
Deferred tax allowance	(1,644,707)	(1,208,710)

Net deferred income tax assets	$-	$-

A roll-forward of the Company’s deferred tax allowance is as follows:

	As at 30 April 2018	As at 31 July 2017

Deferred tax allowance, beginning	$1,208,710	$1,083,529
Increase (decrease) during the year	435,397	125,181

Deferred tax allowance, ending	$1,644,107	$1,208,710

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2018
U.S. Dollars

15. Subsequent Events

a)	In May 2018, the real estate investment group completed the purchase of the building adjacent to the existing NMG facility (“PLN Facility”). The Company made the decision to terminate its lease back agreement regarding the PLN Facility as it was unable to relocate a church that was in close proximity to the PLN Facility. The PLN Facility may still be an opportunity for the Company to lease storage and administrative space and the Company will continue to evaluate this opportunity. The Company initiated a claim with the surveyor’s insurance company stating the surveyor made an error and did not disclose the church location in their report to the Company. The primary claim, amongst other damages, is to recover the non-refundable $250,000 deposits made by each member of the Partnership (Notes 7 and 13).

b)	On 7 June 2018 the Company announced the Company’s subsidiary, NMG, and its strategic in-state investment partners received notification that the State of Ohio awarded a medical cannabis dispensary licenses to NMG Ohio, LLC (“NMG Ohio”). NMG currently maintains a 30% ownership interest in NMG Ohio.

c)	On 12 June 2018, the Company granted 175,000 stock options with an exercise price of CAD$0.41 per common share for a period of five years to a consultant of the Company.

d)	On 19 September 2018, the Company announced the Company, through its subsidiary, NMG, and its strategic in-state investment partners received notification that the State of Ohio awarded a medical cannabis production licenses to NMG Ohio, LLC (“NMG Ohio”). NMG currently maintains a 30% ownership interest in NMG Ohio.

e)	On 20 September 2018 the Company announced its wholly-owned subsidiary, NMG and an in-state investment group, submitted four cannabis dispensary license applications in the State of Nevada.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “BAM”, “Company”, “we”, “our”, and “us” refer to Body and Mind Inc. unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the Risk Factors set forth in our Form 10 including statements with respect to the following:

•	our failure to obtain additional financing;
•	our inability to continue as a going concern;
•	the unique difficulties and uncertainties inherent in the business;
•	local and multi-national economic and political conditions, and
•	our common stock.

General

We are a reporting issuer in British Columbia and Ontario, and have our shares of common stock listed on the Canadian Securities Exchange under the symbol “BAMM”, with a head office located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

We were originally incorporated on November 5, 1998 in the State of Delaware under the name Concept Development Group, Inc. In May 2004, we acquired 100% of Kaleidoscope Venture Capital, Inc. (formerly Vocalscape Networks, Inc.) and changed our name to Vocalscape, Inc. In November 2005, we changed our name to Nevstar Precious Metals Inc. In September 2008, we changed our name to Deploy Technologies Inc. (“Deploy Tech”) and effective November 13, 2017, we changed our name to Body and Mind, Inc. (“Body and Mind”).

On September 15, 2010, we incorporated a wholly-owned subsidiary, Deploy Acquisition Corp. (“Deploy”) under the laws of the State of Nevada, USA. On September 17, 2010, Deploy completed a merger with Deploy Tech, its former parent company, pursuant to which Deploy was the surviving corporation and assumed all the assets, obligations and commitments of Deploy Tech. Upon the completion of the merger Deploy assumed the name “Deploy Technologies Inc.” and all of the issued and outstanding common stock of Deploy Tech was automatically converted into and became Deploy’s issued and outstanding common stock. On May 10, 2011, we registered as an extra-provincial company in British Columbia and on September 30, 2011, we filed a certificate of amendment with the Nevada Secretary of State to designate 2,900,000 shares of our authorized capital stock as Class A Preferred Shares (the “Preferred Shares”). On September 2, 2014, we filed a certificate of amendment with the Nevada Secretary of State increasing the authorized Preferred Shares from 2,900,000 shares to 20,000,000 shares. On November 11, 2014, we filed a certificate of change with the Nevada Secretary of State whereby we reverse split our authorized as well as the issued and outstanding shares of common stock (the “Common Shares”) on the basis of one (1) new share for ten (10) old shares which resulted in a reduction of our authorized capital from 100,000,000 Common Shares to 10,000,000 Common Shares and our issued and outstanding Common Shares decreasing from 23,130,209 Common Shares to approximately 2,313,021 Common Shares. On April 11, 2017, we filed a certificate of amendment with the Nevada Secretary of State to increase the authorized capital from 10,000,000 Common Shares to 900,000,000 Common Shares.

On August 10, 2017, we incorporated a wholly-owned subsidiary, Dep Nevada Inc. (“DEP”). On September 14, 2017, we, with DEP, entered into a definitive agreement (the “Share Exchange Agreement”) with Nevada Medical Group, LLC (“NMG”), an arm’s length party, to carry out the business combination transaction initially announced on May 17, 2017, following the signing of the letter of intent between Toro Pacific Management Inc. (“Toro”) and NMG (the "Letter of Intent"), which was assigned to us pursuant to an assignment and novation agreement among Toro, NMG, and us dated effective May 12, 2017 (the “Assignment Agreement”). Pursuant to the Assignment Agreement, Toro received 470,000 of our Common Shares. Pursuant to the Share Exchange Agreement, we changed our name to “Body and Mind, Inc.” effective on November 14, 2017 by filing a certificate of amendment with the Nevada Secretary of State and at the same time we cancelled our entire authorized class of Preferred Shares. In addition, on November 14, 2017, we filed a certificate of change with the Nevada Secretary of State whereby we reverse split our issued and outstanding Common Shares on the basis of one (1) new share for three (3) old shares (the “Consolidation”) which resulted in there being 28,239,876 Common Shares issued and outstanding post-Consolidation. DEP, our wholly-owned subsidiary, acquired all of the issued and outstanding securities of NMG in exchange for the issuance of our Common Shares on a post-consolidation basis and certain cash and other non-cash consideration, as further described below (the "Acquisition"). Completion of the Acquisition resulted in a fundamental change under the policies of the Canadian Securities Exchange (the “CSE”). Subsequent to completion of the Acquisition, we filed articles of exchange with the Nevada Secretary of State.

We completed a concurrent equity financing to raise aggregate gross proceeds of CAD$6,007,429.89 through the issuance of subscription receipts (the “Subscription Receipts”) with each Subscription Receipt convertible into one pre-Consolidation Common Share and one common share purchase warrant (each a “Warrant”) of Body and Mind, at a price of CAD$0.22 per Subscription Receipt (the “Concurrent Financing”). Each Warrant is exercisable by the holder at a price of CAD $0.30 for a period of 24 months from the date of issuance. Each Warrant is subject to acceleration provisions following May 14, 2018, if the closing trading price of the Common Shares is equal to or greater than CAD$1.20 for seven consecutive trading days, at which time we may accelerate the expiry date of the Warrants by issuing a press release announcing the reduced warrant term whereupon the Warrants will expire 21 calendar days after the date of such press release.

In consideration for all of the issued securities of NMG, the NMG securityholders (collectively, the “NMG Members”) received, on a pro rata basis, (a) 16,000,000 post-Consolidation Common Shares (the “Payment Shares”) at a deemed price of CAD$0.66 per share (the “Share Exchange”), (b) $2,000,000 cash, and (c) five non-interest bearing promissory note for an aggregate amount of $2,000,000 (the “Promissory Notes”) issued as follows: $450,000 to MBK Investments, LLC, $450,000 to the Rozok Family Trust, $490,000 to KAJ Universal Real Estate Investments, LLC, $120,000 to NV Trees, LLC, and $490,000 to SW Fort Apache, LLC. The Promissory Notes were secured by a senior priority security interest in all of our assets, to be paid at the earlier of fifteen (15) months from the closing date of the Acquisition or, if an equity or debt financing subsequent to the Concurrent Financing is closed in an aggregate amount of not less than $5,000,000, then within 30 days of the closing date of such subsequent financing. We assumed NMG’s obligations pursuant to a loan in the amount of $400,000, payable to TI Nevada, LLC, (“TI Nevada”) of which $225,000 was paid on the Closing Date (as defined below) and the remaining $175,000, which was secured by a senior priority security interest in all of our assets, will be paid within 15 months of the Closing Date. Furthermore, we reimbursed NMG ($84,000) for expenditures incurred prior to the Closing Date which were related to the acquisition of production equipment.

Plan of Operations

Past business of Deploy

We were a development stage company engaged in designing and developing technologies and products for the management of truck fleets by companies in the freight haulage, waste haulage, mining, industrial operations and manufacturing, military and law enforcement industries.

We identified our proprietary technology and primary product by the name “Fleet Data Management & Weigh System”. The principal and unique feature of the Fleet Data Management & Weigh System enables operators of heavy industrial hydraulic lifting equipment to weigh cargo “on-the-fly” during the process of loading carrier vehicles. The load weight of trucks is important information for several purposes, including billing, compliance with highway and safety regulations and loading within capacity specifications. We designed and developed the Fleet Data Management & Weigh System to provide this information, as well as much more, on a real-time basis. The Fleet Data Management & Weigh System is capable of providing such information for in-cab entry and can deliver the information by wireless communication to operations centers, billing departments and for archival purposes, in order to meet the needs of any fleet operator.

Following the 2008 acquisition by our predecessor entity of the on-the-fly weigh system technology from Trepped Enterprises Inc., we devoted much of our time to engineering; circuit board design and testing; firmware and software development and testing; adding components and features; hardware selection; and improving, testing and packaging the Fleet Data Management & Weigh System. Upon the completion of our merger with Deploy Tech, we acquired the rights to both the technology and products that comprise the system by virtue of being the surviving corporation.

We developed a final prototype of the products that comprise our Fleet Data Management & Weigh System. We have tested both prototype packages on various types of vehicles. We have experienced delays due to lack of required funding which resulted in less attention on sales and marketing than expected.

Due to the large number of different vehicles and vehicle models that contain variations in parts, our system had to be tested on each variation of a vehicle before it can be sold to customers to ensure that it is properly calibrated for that specific vehicle. This significantly increases our testing and sales timelines.

Throughout our 2014 fiscal year, our management was focused on sales of our products as well as raising capital required to achieve our sales and marketing goals. We were not successful in raising required capital to hire sales and marketing staff or launch a sales and marketing campaign and therefore restructured the company to be more attractive to the investment community.

Although a lack of funding caused delays in sales and marketing efforts, we were able to remain current in our reporting obligations, including the year-end requirements to file our audited financial statements, MD&A and annual listing statement.

Throughout our previous three years, we had developed and patented and had been selling our Fleet Data Management & Weigh System and prepared the Company for commercialization of our product line. We remain the owner of Patent # 2798525 which is titled as “Load-Measuring, Fleet Asset Tracking and Data Management System for Load-Lifting Vehicles.” While we continue to own and maintain this patent, our focus has changed to the business of cultivating and producing medical and recreational marijuana as further described in the “Description of Business” below. We anticipate selling our patent in the foreseeable future and do not anticipate allocating any current or future resources to our prior business.

Description of Business

NMG was organized as a limited liability company under the laws of the State of Nevada on March 3, 2014. NMG was an early applicant in Nevada in 2014 and was awarded one of the first state medical licences for both cultivation and production of marijuana. NMG has been a licensed producer and cultivator of cannabis products since it was issued its first cultivation license on November 5, 2015 and production license on December 10, 2015. On July 1, 2017 NMG was awarded an additional state recreational cultivation and production license. NMG operates under its marquee brand name of Body & Mind Inc. (“BaM”) and produces flower, oil extracts and edibles and are available for sale in dispensaries in Nevada.

NMG anticipates an increase in demand due to the recently approved “Adult Use” licensing in the State of Nevada that began in July 2017. NMG has several growth initiatives underway including new product introductions, product licensing, third party extraction, out-of-State licensing, and acquisitions.

Results of Operations for the three month periods ended April 30, 2018 and 2017

The following table sets forth our results of operations for the three month periods ended April 30, 2018 and 2017:

	April 30, 2018 $	April 30, 2017 $
Sales	789,209	-
Cost of Sales	(569,653)	-
Gross Margin	219,556	-
General and Administrative Expenses	(538,657)	(83,789)
Foreign Currency Translation Adjustment	(18,959)	(9,482)
Comprehensive Loss	(421,817)	(40,627)
Basic and Diluted Loss Per Share	(0.01)	(0.01)

Revenues

For the three month period ended April 30, 2018 we had total sales of $789,209 and cost of sales of $569,653 for a gross margin of $219,556 compared to the three month period ended April 30, 2017 where we did not generate any revenues. During the three months ended April 30, 2018, the Company recorded product sales as follows:

Revenues – By Product	Three months ended April 30, 2018 $	%

Flower	295,334	37
Concentrates	438,173	56
Edibles	38,444	5
Pre-rolled	17,258	2

Total	789,209	100

The Company anticipates edible revenues to materially increase over time due to higher demand for this type of product. The Company anticipates that its edible revenues will represent a more significant ratio of the Company’s overall gross sales in the near future. The Company’s other revenue generating products, being flower, concentrates and pre-rolled products, are expected to have relatively consistent revenues for the foreseeable future.

Operating Expenses

For the three month period ended April 30, 2018, operating expenses totaled $538,657 compared with $83,789 for the three month period ended April 30, 2017. The change in operating expenses was mainly due to the receipt of a Nevada state license for recreational marijuana production and cultivation. This created an increased demand for products and more expenditures in order to increase production capacity and create new product lines.

Other Items

During the three month period ended April 30, 2018, our other items accounted for $83,757 in expenses as compared to income of $46,699 for the three month period ended April 30, 2017. The significant components in other items primarily relates to foreign exchange. In 2017, the Company recorded a settlement of liabilities resulting in other income of $51,894.

Net Income (Loss)

Net loss for the quarter ended April 30, 2018 totaled $402,858 compared with a net loss of $37,090 for the quarter ended April 30, 2018. The increase in net loss of $365,768 resulted primarily from the increase in general and administrative expenses and other expenses as discussed above.

Results of Operations for the nine month periods ended April 30, 2018 and 2017

The following table sets forth our results of operations for the nine month periods ended April 30, 2018 and 2017:

	April 30, 2018 $	April 30, 2017 $
Sales	1,618,968	-
Cost of Sales	(980,919)	-
Gross Margin	638,049	-
General and Administrative Expenses	(2,546,653)	(130,302)
Foreign Currency Translation Adjustment	(16,936)	55,396
Comprehensive Loss	(2,015,661)	(97,427)
Basic and Diluted Loss Per Share	(0.06)	(0.04)

Revenues

For the nine month period ended April 30, 2018 we had total sales of $1,618,968 and cost of sales of $980,919 for a gross margin of $638,049 compared to the nine month period ended April 30, 2017 where we did not generate any revenues. During the nine months ended April 30, 2018, the Company recorded product sales as follows:

Revenues – By Product	Nine months ended April 30, 2018 $	%

Flower	735,111	45
Concentrates	725,789	45
Edibles	106,661	7
Pre-rolled	51,407	3

Total	1,618,968	100

As discussed previously in the quarterly results of operations section, the Company anticipates edible revenues to materially increase over time due to higher demand for this type of product. The Company anticipates that its edible revenues will represent a more significant ratio of the Company’s overall gross sales in the near future. The Company’s other revenue generating products, being flower, concentrates and pre-rolled products, are expected to have relatively consistent revenues for the foreseeable future. It should be noted that the Company began recording revenues upon closing of the transaction with NMG in November 2017.

Operating Expenses

Operating expenses totaled $2,546,653 for the nine months ended April 30, 2018 compared with $130,302 for the nine months ended April 30, 2017. The change in general and administrative expenses relate to a number of factors, but mainly attributed to the process of finalizing its acquisition agreement with NMG which resulted in an increase in listing fees of $471,408 (2017 - $Nil), professional fees of $223,320 (2017 - $12,139) and consulting fees of $136,295 (2017 - $59,392).

Of the $2,546,653 expenses for the nine months ended April 30, 2018, a total of $471,408 relates to non-recurring listing fees as part of the Acquisition of NMG. In addition, the Company granted stock options to various officers, directors, employees and/or consultants, resulting in a non-cash stock-based compensation of $733,679 calculated using the Black Scholes Option Pricing Model.

A total of $254,252 relates to management and consulting fees paid/accrued to the Chief Executive Officer, Chief Financial Officer and former Chief Executive Officer and $22,088 relates to accounting fees paid/accrued to the former Chief Financial Officer and a director.

Another factor contributing to the change in the general and administrative expenses was the variation in exchange rates. The Company’s functional currency is the Canadian dollar and its reporting currency is the United States dollar.

Net Income (Loss)

Net loss for the nine months ended April 30, 2018 totaled $1,998,725 compared with a net loss of $152,823 for the nine months ended April 30, 2017. The increase in net loss of $1,845,902 resulted primarily from the increase in general and administrative expenses as discussed above.

Other Comprehensive Income (Loss)

We recorded translation adjustments of $(16,936) and $55,396 for the nine months ended April 30, 2018 and 2017, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of April 30, 2018:

As of April 30, 2018
(unaudited)
Cash reserves	$1,046,940
Working capital (deficit)	$(342,411)

The Company’s working capital position improved significantly during the three and nine months ended April 30, 2018 due to the Company completing the following financings:

1)

On August 15, 2017 and August 16, 2017, the Company closed the first two of four tranches of a non-brokered private placement and issued 8,276,294 Subscription Receipts at a price of CAD$0.66 per Subscription Receipt for aggregate gross proceeds of CAD$5,462,369.

2)

On 31 October 2017, the Company closed a third tranche of a non-brokered private placement and issued 757,666 Subscription Receipts at a price of CAD$0.66 per Subscription Receipt for aggregate gross proceeds of CAD$500,060.

3)

On 1 November 2017, the Company closed a fourth and final tranche of a non-brokered private placement and issued 68,181 Subscription Receipts at a price of CAD$0.66 per Subscription Receipt for aggregate gross proceeds of CAD$45,000.

4)	On 1 December 2017, the Company closed a non-brokered private placement of 637,393 units at a price of CAD$0.66 per unit for aggregate gross proceeds of CAD$420,680.

We anticipate raising additional funds through the issuance of capital stock and/or debt financings within the next 12 months, however, we cannot provide any assurance that any additional financing will be available to us, or if available, will be on terms acceptable to us.

Statement of Cash flows

During the nine month period ended April 30, 2018, our net cash increased by $680,356 (2017: $691,523), which included net cash used in operating activities of $1,534,195 (2017: $268,425), net cash used in investing activities of $2,692,299 (2017: $Nil), net cash provided by financing activities of $4,920,291 (2017: $904,552) and effect of exchange rate changes on cash and cash equivalents of $(13,441) (2017: $55,396).

Cash Flow used in Operating Activities

Cash flow used in operating activities totaled $1,534,195 and $268,425 during the nine months ended April 30, 2018 and 2017, respectively. Cash used in operating activities increased significantly in 2018 as a result of the Company’s finalization of the Assignment Agreement and the Share Exchange Agreement with NMG. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $1,998,725 during the nine months ended April 30, 2018 compared to $158,823 in 2017. The net loss in 2018 included non-cash accrued interest of $Nil (2017: $1,343), accretion expenses of $119,131 (2017: $Nil), depreciation of $99,949 (2017: $1,588), settlement of liabilities of $Nil (2017: $51,904), stock-based compensation of $733,679 (2017: $Nil), and write-off of amounts receivable of $879 (2017: $Nil).

The following non-cash items further adjusted the loss for the nine months ended April 30, 2018 and 2017:

•

Increase in amounts receivable and prepaid of $195,246 (2017: $1,667), increase in inventory of $156,829 (2017: $Nil), decrease in trade payables and accrued liabilities of $132,470 (2017: $26,690) and increase in due to related parties of $31,881 (2017: decrease of $41,714 ).

Cash Flow used in Investing Activities

During the nine month period ended April 30, 2018, investing activities used cash of $2,692,299 compared to $Nil during the nine month period ended April 30, 2017. The change in cash used in investing activities from the nine month period ended April 30, 2018 as compared to April 30, 2017 relates primarily to acquisition of NMG, net of cash received, in the amount of $1,948,158 (2017: $Nil), deposit for the Pepper Lane North expansion for $250,000 (2017: $Nil) and purchase of property and equipment of $494,141 (2017: $Nil).

Cash Flow provided by Financing Activities

During the nine month period ended April 30, 2018, as part of the Concurrent Financing requirement of the Share Exchange Agreement with NMG, the Company raised $4,920,291 net of share issue costs (2017: $Nil) by issuing 9,102,165 Subscription Receipts at a price of CAD$0.66 per Subscription Receipt. On November 14, 2017, each Subscription Receipt converted into one common share of the Company and one share purchase warrant of the Company exercisable at a price of CAD$0.90 for a period of 24 months from the date of issuance.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

Subsequent events

In May 2018, the real estate investment group completed the purchase of the building adjacent to the existing NMG facility (“PLN Facility”). The Company made the decision to terminate its lease back agreement regarding the PLN Facility as it was unable to relocate a church that was in close proximity to the PLN Facility. The PLN Facility may still be an opportunity for us to lease storage and administrative space and we will continue to evaluate this opportunity. We initiated a claim with the surveyor’s insurance company stating the surveyor made an error and did not disclose the church location in their report to us. The primary claim, amongst other damages, is to recover the non-refundable $250,000 deposits made by each member of the Partnership.

On June 7, 2018 the Company announced the Company’s subsidiary, NMG, and its strategic in-state investment partners received notification that the State of Ohio awarded a medical cannabis dispensary licenses to NMG Ohio, LLC (“NMG Ohio”). NMG currently maintains a 30% ownership interest in NMG Ohio.

On June 12, 2018, we granted 175,000 stock options having an exercise price of CAD$0.41 per common share for a period of five years to a consultant of the Company.

On September 19, 2018, the Company announced the Company, through its subsidiary, NMG, and its strategic in-state investment partners received notification that the State of Ohio awarded a medical cannabis production licenses to NMG Ohio, LLC (“NMG Ohio”). NMG currently maintains a 30% ownership interest in NMG Ohio.

On September 20, 2018 the Company announced its wholly-owned subsidiary, NMG and an in-state investment group, submitted four cannabis dispensary license applications in the State of Nevada.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

•	Income taxes

The determination of deferred income tax assets or liabilities requires subjective assumptions regarding future income tax rates and the likelihood of utilizing tax carry-forwards. Changes in these assumptions could materially affect the recorded amounts, and therefore do not necessarily provide certainty as to their recorded values.

•	Foreign currency

The Company determines the functional currency through an analysis of several indicators such as expenses and cash flows, financing activities, retention of operating cash flows, and frequency of transactions with the reporting entity.

•	Fair value of financial instruments

Management uses valuation techniques, in measuring the fair value of financial instruments, where active market quotes are not available.

In applying the valuation techniques, management makes maximum use of market inputs wherever possible, and uses estimates and assumptions that are, as far as possible, consistent with observable data that market participants would use in pricing the instrument. Where applicable data is not observable, management uses its best estimate about the assumptions that market participants would make. Such estimates include liquidity risk, credit risk and volatility may vary from the actual results that would be achieved in an arm’s length transaction at the reporting date. The assessment of the timing and extent of impairment of intangible assets involves both significant judgements by management about the current and future prospects for the intangible assets as well as estimates about the factors used to quantify the extent of any impairment that is recognized.

•	Intellectual property

The recoverability of the carrying value of the intellectual property is dependent on numerous factors. The carrying value of these assets is reviewed by management when events or circumstances indicate that its carrying value may not be recovered. If impairment is determined to exist, an impairment loss is recognized to the extent that the carrying amount exceeds the recoverable amount.

•	Stock-based compensation

The option pricing models require the input of highly subjective assumptions, particularly the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for annual reporting periods and interim periods within those years beginning after 15 December 2017. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840 “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after 15 December 2018. Early adoption by public entities is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after 15 December 2019. The Company does not anticipate this amendment to have a significant impact on the financial statements.

Management of financial risks

The financial risk arising from the Company’s operations are credit risk, liquidity risk, interest rate risk and currency risk. These risks arise from the normal course of operations and all transactions undertaken are to support the Company’s ability to continue as a going concern. The risks associated with these financial instruments and the policies on how to mitigate these risks are set out below. Management manages and monitors these exposures to ensure appropriate measures are implemented on a timely and effective manner.

•	Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Company is not exposed to credit risk as it does not hold cash in excess of federally insured limits, with major financial institutions.

•	Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital deficit of $342,411 as at April 30, 2018. In addition, the Company has incurred losses from operations to date and is currently attempting to implement its business plan; therefore, the Company is exposed to liquidity risk.

•	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not exposed to interest rate risk as it does not hold financial instruments that will fluctuate in value due to changes in interest rates.

•	Currency risk

Currency risk is the risk that the fair values of future cash flows of a financial instrument will fluctuate because they are denominated in currencies that differ from the respective functional currency. The Company is exposed to currency risk by incurring expenditures and holding assets denominated in currencies other than its functional currency. Assuming all other variables remain constant, a 1% change in the Canadian dollar against the US dollar would not result in a significant change to the Company’s operations.

•	Other risks

The Company is not exposed to other risks unless otherwise noted.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not issue or invest in financial instruments or their derivatives for trading or speculative purposes. The limited operations of the Company were conducted primarily in Canada and the U.S.A., and, are not subject to material foreign currency exchange risk. Although the Company has outstanding debt and related interest expense, market risk of interest rate exposure in the United States is currently not material.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Leonard Clough, and our Chief Financial Officer, Darren Tindale, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2018 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of April 30, 2018.

(b) Internal control over financial reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2018 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 15, 2017 and August 16, 2017, we closed the first two of four tranches of a non-brokered private placement and issued 8,276,294 Subscription Receipts to 116 individuals and 21 entities at a price of CAD$0.66 per Subscription Receipt for aggregate gross proceeds of CAD$5,462,369. Each Subscription Receipt automatically converted, at no additional cost to the subscriber, upon the completion of the acquisition of NMG for one common share and one share purchase warrant of the Company. Each warrant entitles the holder to purchase one additional common share of the Company at a price of CAD$0.90 per warrant for a period of 24 months from the date of issuance. We relied on exemptions from registration under Regulation S promulgated under the Securities Act for issuances to non-U.S. persons as the securities were issued to the individuals/entities through offshore transactions which were negotiated and consummated outside of the United States and we relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and/or Section 4(a)(2) for issuances to U.S. persons.

On October 31, 2017, we closed a third tranche of a non-brokered private placement and issued 757,666 Subscription Receipts at a price of CAD$0.66 per Subscription Receipt to one individual for aggregate gross proceeds of CAD$500,060. Each Subscription Receipt automatically converted, at no additional cost to the subscriber, upon the completion of the acquisition of NMG for one common share and one share purchase warrant of the Company. Each warrant entitles the holder to purchase one additional common share of the Company at a price of CAD$0.90 per warrant for a period of 24 months from the date of issuance. We relied on exemptions from registration under Regulation S promulgated under the Securities Act for the issuance as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On November 10, 2017 we closed a fourth and final tranche of a non-brokered private placement and issued 68,181 Subscription Receipts at a price of CAD$0.66 per Subscription Receipt to one individual for aggregate gross proceeds of CAD$45,000. Each Subscription Receipt automatically converted, at no additional cost to the subscriber, upon the completion of the acquisition of NMG for one common share and one share purchase warrant of the Company. Each warrant entitles the holder to purchase one additional common share of the Company at a price of CAD$0.90 per warrant for a period of 24 months from the date of issuance. We relied on exemptions from registration under Regulation S promulgated under the Securities Act for the issuance as the securities were issued to the individual through an offshore transaction which was negotiated and consummated outside of the United States.

On November 24, 2017, we granted an aggregate of 3,850,000 stock options in accordance with our stock option plan to 19 individuals at an exercise price of CAD$0.66 per share for a five year term expiring November 24, 2022. We relied on exemptions from registration under Regulation S promulgated under the Securities Act for the option grants to non-U.S. persons and we relied on the exemption from registration under the Securities Act provided by Rule 701 for the option grants to U.S. persons.

On December 1, 2017, we closed a non-brokered private placement of 637,393 units at a price of CAD$0.66 per unit to five individuals and one entity for aggregate gross proceeds of CAD$420,680. Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share of the Company at a price of CAD$0.90 per warrant for a period of 24 months from the closing. We relied on exemptions from registration under Regulation S promulgated under the Securities Act for issuances to non-U.S. persons as the securities were issued to the individuals/entities through offshore transactions which were negotiated and consummated outside of the United States.

On June 6, 2018, we granted 175,000 stock options in accordance with out stock option plan to one individual at an exercise price of CAD$0.41 per common share for a period of five years expiring on June 6, 2023. We relied on exemptions from registration under Regulation S promulgated under the Securities Act for the option grant to the non-U.S. person.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).

32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BODY AND MIND INC.

October 29, 2018	By:	/s/ Leonard Clough
Date		Leonard Clough, President and Chief Executive Officer (Principal Executive Officer)

October 29, 2018	By:	/s/ Darren Tindale
Date		Darren Tindale, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

