Form 10-K
period 2018-07-31
BODY & MIND INC.
filed 2018-11-14
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: July 31, 2018.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

Commission file number: 000-55940

BODY AND MIND INC.
(Name of small business issuer in its charter)

Nevada	98-1319227
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

750 – 1095 West Pender Street

Vancouver, British Columbia, Canada V6E 2M6

(Address of principal executive offices)

Issuer’s telephone number (604) 376-3567

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

  Common Shares, $0.0001 par value

  (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($1.03 on January 31, 2018) was approximately $35,484,036.

The registrant had 64,097,398 common shares outstanding as of November 9, 2018.

REFERENCES

As used in this Annual Report on Form 10-K (the “Annual Report”): (i) the terms the “Registrant”, “we”, “us”, “our”, “Body and Mind” and the “Company” mean Body and Mind Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements appear in a number of places in this Annual Report and documents included herein and include statements regarding Body and Mind’s intent, belief or current expectation and that of Body and Mind’s officers and directors. These forward-looking statements involve known and unknown risks and uncertainties that may cause Body and Mind’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In certain cases, forward-looking statements can be identified by the use of words such as “believe”, “intend”, “may”, “will”, “should”, “plans”, “anticipates”, “believes”, “potential”, “intends”, “expects” and other similar expressions. These statements are based on Body and Mind’s current plans and are subject to risks and uncertainties, and as such Body and Mind’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this Annual Report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. Body and Mind has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including, dependence on key personnel, competitive factors, the operation of Body and Mind’s intended business, and general economic conditions in the United States and Canada. These forward-looking statements speak only as of the date on which they are made. Body and Mind assumes no obligation to update or to publicly announce the results of any change to any of the forward-looking statements contained or included herein to reflect actual results, future events or developments, changes in assumptions or changes in other factors affecting the forward-looking statements, other than where a duty to update such information or provide further disclosure is imposed by applicable law, including applicable United States federal securities laws. In addition, Body and Mind cannot assess the impact of each factor on its intended business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, readers should not place undue reliance on forward-looking statements. All subsequent written and oral forward-looking statements attributable to Body and Mind or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this Annual Report.

PART I

ITEM 1 – BUSINESS

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

On August 10, 2017, we incorporated a wholly-owned subsidiary, Dep Nevada Inc. (“DEP”). On September 14, 2017, we, with DEP, entered into a definitive agreement (the “Share Exchange Agreement”) with Nevada Medical Group, LLC (“NMG”), an arm’s length party, to carry out the business combination transaction initially announced on May 17, 2017, following the signing of the letter of intent between Toro Pacific Management Inc. (“Toro”) and NMG (the “Letter of Intent”), which was assigned to us pursuant to an assignment and novation agreement among Toro, NMG, and us dated effective May 12, 2017 (the “Assignment Agreement”). Pursuant to the Assignment Agreement, Toro received 470,000 of our Common Shares. Pursuant to the Share Exchange Agreement, we changed our name to “Body and Mind, Inc.” effective on November 14, 2017 by filing a certificate of amendment with the Nevada Secretary of State and at the same time we cancelled our entire authorized class of Preferred Shares. In addition, on November 14, 2017, we filed a certificate of change with the Nevada Secretary of State whereby we reverse split our issued and outstanding Common Shares on the basis of one (1) new share for three (3) old shares (the “Consolidation”) which resulted in there being 28,239,876 Common Shares issued and outstanding post-Consolidation. DEP, our wholly-owned subsidiary, acquired all of the issued and outstanding securities of NMG in exchange for the issuance of our Common Shares on a post-consolidation basis and certain cash and other non-cash consideration, as further described below (the “Acquisition”). Completion of the Acquisition resulted in a fundamental change under the policies of the Canadian Securities Exchange (the “CSE”). Subsequent to completion of the Acquisition, we filed articles of exchange with the Nevada Secretary of State.

We completed a concurrent equity financing to raise aggregate gross proceeds of CAD$6,007,429.89 through the issuance of subscription receipts (the “Subscription Receipts”) with each Subscription Receipt convertible into one pre-Consolidation Common Share and one common share purchase warrant (each a “Warrant”) of Body and Mind, at a price of CAD$0.22 per Subscription Receipt (the “Concurrent Financing”). Each Warrant is exercisable by the holder at a price of CAD$0.30 for a period of 24 months from the date of issuance. Each Warrant is subject to acceleration provisions following May 14, 2018, if the closing trading price of the Common Shares is equal to or greater than CAD$1.20 for seven consecutive trading days, at which time we may accelerate the expiry date of the Warrants by issuing a press release announcing the reduced warrant term whereupon the Warrants will expire 21 calendar days after the date of such press release.

In consideration for all of the issued securities of NMG, the NMG securityholders (collectively, the “NMG Members”) received, on a pro rata basis, (a) 16,000,000 post-Consolidation Common Shares (the “Payment Shares”) at a deemed price of CAD$0.66 per share (the “Share Exchange”), (b) $2,000,000 cash, and (c) five non-interest bearing promissory note for an aggregate amount of $2,000,000 (the “Promissory Notes”) issued as follows: $450,000 to MBK Investments, LLC, $450,000 to the Rozok Family Trust, $490,000 to KAJ Universal Real Estate Investments, LLC, $120,000 to NV Trees, LLC, and $490,000 to SW Fort Apache, LLC. The Promissory Notes were secured by a senior priority security interest in all of our assets, to be paid at the earlier of fifteen (15) months from the closing date of the Acquisition or, if an equity or debt financing subsequent to the Concurrent Financing is closed in an aggregate amount of not less than $5,000,000, then within 30 days of the closing date of such subsequent financing. We assumed NMG’s obligations pursuant to a loan in the amount of $400,000, payable to TI Nevada, LLC, (“TI Nevada”) of which $225,000 was paid on the Closing Date (as defined below) and the remaining $175,000, which was secured by a senior priority security interest in all of our assets, will be paid within 15 months of the Closing Date. Furthermore, we reimbursed NMG $84,000 for expenditures incurred prior to the Closing Date which were related to the acquisition of production equipment. The amounts owing under the Promissory Notes as at July 31, 2018 (please see additional information regarding the promissory notes under the heading ‘Subsequent Events’) are as follows:

Promissory Note	Payment Date	Amount

MBK Investments, LLC	Earlier of February 14, 2019 or 30 days after an equity or debt financing for an aggregate amount of at least $5,000,000.	$450,000

Rozok Family Trust	Earlier of February 14, 2019 or 30 days after an equity or debt financing for an aggregate amount of at least $5,000,000.	$450,000

KAJ Universal Real Estate Investments, LLC	Earlier of February 14, 2019 or 30 days after an equity or debt financing for an aggregate amount of at least $5,000,000.	$490,000

NV Trees, LLC	Earlier of February 14, 2019 or 30 days after an equity or debt financing for an aggregate amount of at least $5,000,000.	$120,000

SW Fort Apache, LLC	Earlier of February 14, 2019 or 30 days after an equity or debt financing for an aggregate amount of at least $5,000,000.	$490,000

TI Nevada, LLC	February 14, 2019	$175,000

Any Payment Shares received by a “Related Person” (as defined in the CSE Policy 1) in connection with the Acquisition, and certain other Payment Shares as may be required by the CSE (“Escrow Shares”), are subject to escrow conditions prescribed by the CSE pursuant to the terms of an agreement (the “Escrow Agreement”) entered into among us, the holders of Escrow Shares and New Horizon Transfer Inc., the escrow agent. Payment Shares received by the former members of NMG are subject to escrow under the rules and policies imposed by the CSE, and are further subject to voluntary pooling agreements entered into between us and the former members of NMG (the “Voluntary Pooling Agreements”), pursuant to which the Payment Shares will be released from pooling to the former members of NMG in accordance with the following schedule:

6 months after the Closing Date	10% of the respective Payment Shares
12 months after the Closing Date	20% of the respective Payment Shares
18 months after the Closing Date	25% of the respective Payment Shares
24 months after the Closing Date	45% of the respective Payment Shares

The Acquisition closed on November 14, 2017 (the “Closing Date”). On completion of the Acquisition, we assumed the business of NMG, being the cultivation and production of medical marijuana products.

Intercorporate Relationships

We have the following subsidiaries:

Name of Subsidiary	Place of Incorporation	Ownership Interest
DEP Nevada Inc.	Nevada, USA	100%
Nevada Medical Group, LLC	Nevada, USA	100%
Pepper Lane North, LLC	Nevada, USA	50%

Our wholly owned subsidiary, DEP, was formed on August 10, 2017. DEP holds 100% of the issued and outstanding membership interests in NMG.

On December 18, 2017, we reached an agreement with a real estate investment group, led by NMG’s President, Robert Hasman, which intended to purchase a building adjacent to our existing facility and lease it back to a newly formed entity called Pepper Lane North LLC (“PLN” or “Partnership”) on a long-term basis with renewal options. PLN is a strategic partnership between the Company and a dispensary chain in the State of Nevada. The other PLN member intended to transfer an active cultivation license to the PLN facility and all expenditures under PLN were to be funded on a 50/50 basis by the PLN members. The new facility was expected to primarily consist of flowering rooms as production, packaging, distribution, and head office functions were to remain at the existing facility. We had also earmarked approximately 4,000 square feet of frontage for a dispensary upon receipt of a retail license. It was contemplated that at least half of the sales under PLN would be sold to the other PNL member through their existing dispensary network. In addition, we had signed an operating and management agreement with PLN and were to receive the greater of $15,000/month or 10% of PLN’s net profits. Prior to forming PLN, the members of PLN engaged surveyors to ensure compliance with permitting procedures and that PLN would receive the necessary approvals to move forward. During the nine months ended April 30, 2018 we were notified that a church was located in close proximity of the building and that permitting was unlikely to proceed. We have filed an insurance claim with the surveyor’s insurer to recover our deposit of $250,000 for the purchase of the building and our out of pocket damages. As a result of these events, the operating and management agreement with PLN have been terminated. In addition, as a result of these events PLN is expected to be dissolved once the claim has been resolved.

It is the Company’s position that the Partnership agreement is null and void due to the fact that the Company was provided with incorrect information prior to signing the agreement. Therefore, we are of the view that the deposit is now recoverable from the surveyors and/or their insurer as a result of the negligence of the surveyors.

The $250,000 deposit and additional claim to recover out of pocket damages over and above the deposit amount is considered a contingent asset and is expensed in the financial statements of the Company as at July 31, 2018 in accordance with ASC 450-30.

Business Operations

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

Description of Business

NMG was organized as a limited liability company under the laws of the State of Nevada on March 3, 2014. NMG was an early applicant in Nevada in 2014 and was awarded one of the first state medical licences for both cultivation and production of marijuana. NMG has been a licensed producer and cultivator of cannabis products since it was issued its first cultivation license on November 5, 2015 and production license on December 10, 2015. On July 1, 2017 NMG was awarded an additional state recreational cultivation and production license. NMG operates under its marquee brand name of Body & Mind Inc. (“BaM”) and produces flower, oil extracts and edibles and are available for sale in dispensaries in Nevada and soon to be Ohio.

NMG anticipates an increase in demand due to the recently approved “Adult Use” licensing in the State of Nevada that began in July 2017. NMG has several growth initiatives underway including new product introductions, product licensing, third party extraction, out-of-State licensing, and acquisitions.

In the 12 months following the completion of the Acquisition, we intend to:

(1)	Increase product availability in Nevada and Ohio; and
(2)	Lower cost of production.

Milestones

The following table outlines how we intend to achieve the objectives enumerated above.

Objective	Milestone	Anticipated Cost	Timeline from October 29, 2018
Increase product availability	Increase new edible products and increase flower production	$150,000	Up to 120 days
Lower cost of production	Installation of cultivation equipment and rolling benches	$250,000	Up to 60 days

Improve Existing Facility

On June 28, 2018 we obtained a building permit from Clark County, Nevada. As of November 9, 2018 our expansion project for the Nevada facility is now complete. We are currently outfitting each room with rolling benches and water systems and estimate harvesting toward the end of calendar 2018, thus increasing our product availability while lowering our cost of production.

Increase Product Availability

Additionally,  we are increasing new edible products. We’ve determined the edible market is a sector of the marijuana industry with a high profit margin. To capitalize on this, we have made a dedicated effort to hire an individual with an extensive background in confectionary products and proper dosing techniques.

Since her hiring on March 6, 2018, we have maintained a consistent passing of all state-mandated testing of our edibles regarding dosing.

In addition, the Company has implemented improved recipes of our established edible products which has increased our product’s shelf life and improved taste. The Company has implemented an improved recipe for our Gummy products, which is our top selling edible. The Company developed additional preparation methods for our dried fruit line and we have a state approved recipe to make and sell a Fruit Roll-Up edible using all-natural ingredients. This will increase our fruit offerings to 7 products (3 types of dried fruits and 4 fruit based Roll-Ups).

Due to changes in the Nevada Regulations, we are in the process of improving and standardizing our Beef Jerky products. Our beef jerky recipes have been approved by the state, and we are developing the process to standardize the finished product. This will ensure each packaged edible is consistent in the amount of marijuana per piece. By standardizing the cooking process and final product, we can add new flavors to our product offerings. We are currently offering 3 flavors of Beef Jerky, and this number of flavors can be increased or decreased easily to flow with any changes in the edible market. With the standardization of the Beef Jerky preparation process, we plan to add spin off products such as beef based Doggie Treats infused with CBD instead of THC. We have a Doggie Treat recipe approved by the State of Nevada.

We have also developed recipes for the following items which we anticipate bringing to market:

•	Micro Dosed Tablets (A Mint Type of Product)

•	Chocolate Confections (Candy Bars and/or Chocolate Pieces)

•	Short Bread Cookies

•	Fruit-Based Jam

Lower Cost of Production

As Flower continues to be the foundation product for Marijuana industry, we are striving for continuous improvement to our cultivation process. Our aim will always focus on increasing the production yields of each harvest, and to obtain the highest quality product harvest. Doing so, achieves two things for us and our customers: 1) allows us to maximize the profit of our company and 2) gives our customers the best value for their dollar by offering highly potent THC. By September 2018, we will have 3 additional grow rooms operating which will increase our overall flower production. We have a record-keeping systems in place to aid us in selecting flower strains that produce the largest yields and the highest THC. Our record-keeping system tracks room metrics, nutrient intake of the plants, and other vital metrics which helps us identify the best possible conditions for the plant to maximize its yield.

We are in the process of installing a centralized AC control system throughout our facility. This system will help us track each room’s environmental metrics and help us maintain a proactive response in the event of any equipment failure. In addition to the centralized AC control system, we are in the planning stage of installing a CO2 system in our grow rooms. This CO2 system will pump in Carbon Dioxide into the grow rooms which we expect to increase our flower yields by approximately 20 carbon dioxide, and humidity levels in each grow room. This will give us a real time reading of our grow rooms, allowing us to make adjustments in real time.

Financing

We expect to raise additional funds and meet our payment obligations either through equity financings, debt financing and/or business acquisitions. We anticipate utilizing the above to raise approximately $4,000,000 within the next six months. The funds will be used to pay the $2,175,000 in promissory notes due on or before February 2019, approximately $500,000 for dispensary construction in Ohio and the remainder to be used for general working capital (see additional information under the heading ‘Subsequent Events’).

Effect of Existing or Probable Governmental Regulations on the Business

The United States Food and Drug Administration (FDA) regulates all food and food ingredients introduced into or offered for sale in interstate commerce (with the exception of meat, poultry, and certain processed egg products). At this time, the Company’s edible food products are not introduced into or offered for sale in interstate commerce, and FDA approval of the Company’s edible products is not required. However, the Company must, and does, comply with food labeling requirements set forth by the Southern Nevada Health District (SNHD) and the Nevada Department of Taxation, which include: a statement of identity, net quantity of contents, ingredient statement, manufacturer information, nutritional labeling, “use-by” date, safe handling instructions, an allergen statement, “Keep out of reach of children” statement, “THIS IS A MARIJUANA PRODUCT” statement, cannabinoid profile, terpenoid profile, total amount of THC, the Company’s production license number, production run number, date of production, date of final testing, date on which the product was packaged, etc.

The Company’s operations as a licensed cultivator and producer of marijuana and marijuana products could be found in violation of the federal Controlled Substances Act. Due to this, the Company may face higher federal income tax liability as it is subject to Section 280E of the Internal Revenue Code. Section 280E of the Internal Revenue Code disallows a cannabis company from deducting any expenses from their income on the its federal income tax return, except for those considered to be cost of goods sold (COGS). While this severely impacts marijuana retailers, as opposed to cultivators and producers, the Company does face higher federal income tax liability than a non-cannabis company.

The State of Nevada, per Nevada Revised Statutes Section 372A.290, has implemented the following taxes on marijuana and marijuana products: (i) a fifteen percent (15%) excise tax on the wholesale sale which is paid by the cultivator and is calculated on the fair market value at wholesale set by the Department of Taxation, and (ii) a ten percent (10%) excise tax on the retail sale which is paid by the retail store. The Company is obligated to collect and remit the wholesale cultivation tax on all wholesale sales and file the appropriate tax returns on a monthly basis. The Company currently does not have retail operations in Nevada, and therefore is not required to collect and/or remit any retail taxes. All marijuana and marijuana products sold at retail must also pay and remit sales taxes at the applicable local sales tax level. The Company currently does not have retail operations, and thus is not required to collect and/or remit any sales taxes.

Principal Products and Services

We will cultivate and produce medical and recreational marijuana products such as flower, oil extracts and edibles under the brand name “Body and Mind”.

Principal Products

Finished Flower Buds – Packaged flower buds sold by strain type. We sell our Flower in various packaged weights (1.0 Gram, 3.5 Gram, and by the pound being the most popular). We price our Flower on average as follows:

•	1.0 Gram - $5.00 to $6.60 per unit
•	3.5 Gram - $22.00 to $23.14 per unit
•	1 Lb - $2,500.00 to $3,000.00 per unit
•	Any other weight sold is based on the per gram cost

Pre-Rolled Joints – grinded flower buds rolled in joint paper by strain type.

•	Our typical sell price for 1 unit is $5.00 to $6.00

BHO Concentrates (In Various Forms) – these are BHO concentrates with various consistencies regarding their final form.

•	BHO Shatter – a glass like concentrate
•	BHO Sugar – a sugar/salt like concentrate
•	Selling price is the same for both and based on weight

•	1.0 Gram - $25.00
•	0.5 Gram - $15.00

Disposable Vape Pens – a disposable pen vaporizer filled with our in house produced distillate oil. We sell these in two forms:

•	0.25 Gram Pen - $12.50 per unit
•	0.50 Gram Pen - $25.00 per unit

Distillate Oil Cartridges – vaporizer cartridge filled with our in house produced distillate oil.

•	We sell this in 5 flavors all priced at $20.00 to $25.00 per unit

Rosin – a heat compressed concentrate with no additives besides heat and pressure. We produce Rosin by strain. The sell price is based on weight as follows:

•	1.0 Gram - $40.00
•	0.5 Gram - $25.00

Edibles – distillate infused edible products. We sell as follows:

•	Gummies - $10.00 per unit
•	Hard Candies - $10.00 per unit
•	Beef Jerky - $10.00 per unit
•	Dried Fruit - $10.00 per unit
•	Pretzel Bites - $9.00 to $12.00 per unit

Distribution Methods

We currently sell directly to licensed Nevada Dispensaries. We have no direct sales channels to the public. Our products are delivered directly to each dispensary by licensed distribution companies.

Competitive business conditions

Supply & Demand - as our competitors expand operations, there is more supply creating less demand. We need to provide high quality products, excellent customer service, and competitive prices.

Sources and availability of raw materials

Finished Flower – our clones are all produced in house using our mother plants as the source. Mothers are readily available to purchase throughout Nevada. Our coco growing medium (soil like material) is the only component of raw materials that is produced outside of our control. Coco suppliers are readily available in the event of a loss of our supplier. We produce our nutrients in-house using basic nutrients readily available in the cultivation market. Our packaging is produced overseas, and suppliers are readily available.

Pre-Rolled Joints – our flower buds produce the material for our pre-rolls. All of our pre-roll packaging is easily obtained. There are numerous suppliers of joint paper, joint vials, and other joint packaging materials.

BHO Concentrates – our flower is used to produce our concentrates. All the chemicals, supplies, and equipment required to produce BHO can be easily obtained.

Disposable Vape Pens – our flower is used to produce the oil placed in the vape pen. The vape pen and packaging is obtained from 3rd party suppliers, but again, there are plenty of suppliers that can meet our demand if needed.

Distillate Oil - our flower is used to produce the oil placed in the vape pen. The vape cartridge and packaging is obtained from 3rd party suppliers, but again, there are plenty of suppliers that can meet our demand if needed. Same goes for the chemicals need to produce the product. All chemicals are common and readily available for purchase

Rosin – our flower is used to produce the rosin. Our packaging is obtained from 3rd party suppliers, but again, there are plenty of suppliers to meet our demand

Edibles – all ingredients are locally sourced. We use our in house produced distillate oil to infuse all the edibles

We will cultivate and produce medical and recreational marijuana products such as flower, oil extracts and edibles under the brand name “Body and Mind”.

We have built our business plan around capitalizing on medical-use and recreational cannabis market. The regulated medical recreational use cannabis industry is a rapidly growing industry that presents a unique opportunity under current market conditions. In the United States, the development and growth of the industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. As of July 2018, 30 states and the District of Columbia, have passed laws allowing their citizens to use medical cannabis.

State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a doctor’s recommendation subject to various requirements and limitations. In Nevada, an applicant of a medical-use cannabis card must obtain verification from attending provider of health care that the person has been diagnosed with a chronic or debilitating medical condition, and its symptoms may be mitigated by the medical use of marijuana. Nevada has characterized the following as “chronic or debilitating medical conditions”: acquired immune deficiency syndrome; cancer, glaucoma, a medical condition or treatment for a medical condition that produces cachexia, persistent muscle spasms, seizures, severe nausea, or severe pain. The above list may be amended or added to from time to time. Nevada extends reciprocity for non-residents who hold a valid medical-use card in their state of residence, as long as the person abides by Nevada’s legal limits on the possession. Medical-use card holders may not possess more than two and one-half ounces of usable marijuana in any one 14-day period.

In Ohio, patients must have a qualifying medical condition to be eligible for a medical-use card. Such qualifying medical conditions include: HIV/AIDS; Alzheimer's disease; Amyotrophic lateral sclerosis (ALS); cancer; chronic traumatic encephalopathy (CTE); Crohn's disease; epilepsy or another seizure disorder; fibromyalgia; glaucoma; hepatitis C; inflammatory bowel disease; multiple sclerosis; pain that is chronic and severe, or intractable; Parkinson's disease; post-traumatic stress disorder; sickle cell anemia; spinal cord disease or injury; Tourette's syndrome; traumatic brain injury; and ulcerative colitis. Ohio prohibits smoking of medical-use cannabis, but permits oils, tinctures, plant material, edibles and patches. Ohio medical-use card holders may not possess more than a 90-day supply of medical marijuana, which is defined by form, as follows: plant material- no more than eight ounces of tier I medical marijuana, no more than five and three-tenths ounces of tier II medical marijuana; no more than twenty-six and fifty-five-hundredths grams of THC content in patches for transdermal administration or lotions, creams, or ointments for topical administration; no more than nine and nine-tenths grams of THC content in oil, tincture, capsule, or edible form for oral administration; no more than fifty-three and one-tenths grams of THC content in medical marijuana oil for vaporization.

We believe that the following conditions create an attractive opportunity for the cultivation and production of products within the medical recreational use cannabis industry:

•	Significant industry growth in recent years and expected continued growth;
•	A shift in public opinion and increasing momentum toward the legalization of cannabis;
•

Limited access to capital by industry participants in light of risk perceived by financial institutions of violating federal laws and regulatory guidelines for offering banking services to cannabis-related businesses;

•	NMG is currently in the process of obtaining a recreational distribution license;
•	NMG currently has three main product lines: (i) flower, (ii) edibles, and (iii) extracts; and
•	NMG currently cultivates recreational marijuana.

Notwithstanding the foregoing market opportunity and trends, and despite legalization at the state level, we continue to believe that the current state of federal law creates significant uncertainty and potential risks associated with investing in medical-use and recreational-use cannabis facilities.

We use a state licensed distribution company to distribute our products and our primary market is in State of Nevada.

Competitive Business Conditions and Body and Mind’s Position in the Industry

Production and Sales

NMG has a number of licenses and a long-term lease for a facility allowing them to cultivate and produce medical and recreational marijuana. In addition to flower products we produce marijuana extract products such as distillate oil, ice wax, dry sift, shatter, edibles and topicals.

Competitive Conditions

The Nevada and Ohio Market

We face competition from a variety of competitors. Several factors impacting competition include, but are not limited to, the quality control and consistency of products being produced, the hiring and retention of competent personnel within the industry, brand marketing and production costs.

The United States Market

We face competition from a diverse mix of market participants, including but not limited to independent investors, hedge funds and other cannabis operators, all of whom may compete with us to acquire real estate zoned for medical-use and/or recreational-use cannabis facilities. The current market for medical and recreational marijuana products may be limited as more competitors enter the market.

See – Risk Factors – Risks related to the Business and Industry.

Patents, Trademarks and Licenses

We currently have “BaM” trademarked in Nevada, Montana and Colorado. The description of the Trademark is: Capital “B” lowercase “a” capital “M” which is an abbreviation for Body and Mind.

Nevada – NMG filed and registered the “BaM” trademark with the State of Nevada effective January 26, 2016. The trademark expires January 26, 2021.

Montana - NMG filed and registered the “BaM” trademark with the State of Montana effective July 20, 2017. The trademark expires July 20, 2022.

Colorado - NMG filed and registered the “BaM” trademark with the State of Colorado effective August 16, 2017. The trademark expires August 16, 2021.

Body and Mind/NMG Licenses and Certificates

Body and Mind or NMG currently holds the following licenses or certificates related to the business:

City of Las Vegas – Conditional Cultivation Business License

NMG was granted license # M64-00008, a conditional business license by the city of Las Vegas, Nevada on July 1, 2018. The license is for a medical marijuana cultivation facility and expires on January 1, 2019.

City of Las Vegas – Conditional Production Business License

NMG was granted license #M63-00020, a conditional business license by the city of Las Vegas, Nevada on July 1, 2018. The license is for a medical marijuana production facility and expires on January 1, 2019.

Clark County Limited Business License

NMG was granted license #2000032.MMR-301, a temporary business license by Clark County, Nevada (“Clark County”). The temporary business license expires on December 31, 2018.

Nevada State Business License

NMG was granted a Nevada State Business License on January 30, 2018 under the identification number #NV20141151164. The license has an expiry date of March 31, 2019.

Nevada Medical Marijuana Program – State Certificate (Cultivation)

Body and Mind was issued certificate number 30658964196185382559 to be a medical marijuana cultivation establishment on July 1, 2018 by the Department of Taxation for C144 (“Certificate 30658964196185382559”). The certificate expires on June 30, 2019.

Nevada Marijuana Cultivation Facility License

Body and Mind was issued license number 79806207400948405980 to be a marijuana cultivation facility on July 1, 2017 by the Department of Taxation for RC144 (“License 79806207400948405980”). The license expires on June 30, 2019.

Nevada Medical Marijuana Program -State Certificate (Production)

Body and Mind was issued certificate number 82120463387641172380 to be a medical marijuana production establishment on July 1, 2018 by the Department of Taxation for P044 (“Certificate 82120463387641172380”). The certificate expires on June 30, 2019.

Nevada Marijuana Product Manufacturing License

Body and Mind was issued license number 20833618692863727137 to be a marijuana product manufacturer on July 1, 2017 by the Department of Taxation for RP044 (“License 20833618692863727137”). The license expires on June 30, 2019.

Employees

NMG currently has 32 full time employees in its Nevada location.

Material Contracts

Pooling Agreements

On November 14, 2017, we entered into pooling agreements with the NMG Members to pool the Common Shares received upon the closing of the Share Exchange Agreement pursuant to certain release conditions contained in the pooling agreements. Please see Exhibit 99.1. The purpose of these pooling agreements are to prevent the NMG Members from selling, assigning, transferring, pledging, mortgaging or otherwise disposing of their pooled shares until the release dates are met. The pooled shares have voting rights allowing the shareholders to exercise such rights by providing written instructions to the pooling agent. The schedule of shares subject to the agreements and their release dates are as follows:

Shareholder	Number of Shares	Pooling Agreement
TI Nevada, LLC	2,037,879	169,823 on February 14, 2018 169,823 every three months for the next 30 months 169,826 on February 14, 2020
SW Fort Apache, LLC	3,920,000	10% on May 14, 2018 20% on November 14, 2018 25% on May 14, 2019 45% on November 14, 2019
KAJ Universal	3,920,000	10% on May 14, 2018 20% on November 14, 2018 25% on May 14, 2019 45% on November 14, 2019
Charles Fox	212,121	100% on November 14, 2018
Rozok Family Trust	3,600,000	10% on May 14, 2018 20% on November 14, 2018 25% on May 14, 2019 45% on November 14, 2019
MBK Investments	3,600,000	10% on May 14, 2018 20% on November 14, 2018 25% on May 14, 2019 45% on November 14, 2019
NV Trees, LLC	960,000	10% on May 14, 2018 20% on November 14, 2018 25% on May 14, 2019 45% on November 14, 2019

On April 24, 2017 we entered into pooling agreements with 24 securityholders in which 100% of their shares were pooled for a period of 12 months. These agreements were amended on April 24, 2018 to continue to pool 100% of the remaining pooled shares of the securityholders until October 24, 2018. Please see Exhibits 99.3 and 99.4. The pooled shares have voting rights allowing the shareholders to exercise such rights. There are 1,275,166 share subject to the pooling agreements until October 24, 2018. However, the following early release provisions may apply:

(a) 25% of pooled securities shall be released on a pro rata basis if our shares of trade at a price of or over CAD$1.25 for 3 consecutive trading days on the Canadian Securities Exchange, or any other such stock exchange our Shares may be listed or traded from time to time;

(b) 25% of pooled securities shall be released on a pro rata basis if the we close a private placement for units consisting of one share and one share purchase warrant, each a “Warrant” at an issue price of over CAD$0.25 (the “CAD$0.50 Financing”);

(c) 100% of pooled securities shall be released in the case of forced conversion of the warrants issued pursuant to the CAD$0.50 Financing in according with the acceleration provisions of the certificates evidencing the warrants; and

(d) Up to 25% of the pooled securities may be released on a pro rata basis if we issue a notice to all holders of Pooled Securities that there is to be a release from pooling, at least five days prior to such release.

Assignment Agreement

Subsequent to the signing of the Letter of Intent between Toro and NMG, we entered into an assignment and novation agreement with Toro and NMG, dated effective May 12, 2017, as amended on November 13, 2017, which assigned the Letter of Intent to us from Toro. Pursuant to the Assignment Agreement, we were committed to issue Toro 470,000 Common Shares under the following release schedule terms:

1)	47,000 shares on November 14, 2017; and
2)	70,500 shares every six months on the following dates May 14, 2018, November 14, 2018, May 14, 2019, November 14, 2019, May 14, 2020 and November 14, 2020.

Promissory Notes

1)

On November 14, 2017, we issued five non-interest bearing promissory notes for an aggregate principal amount of $ 2,000,000 (the “Vendor Promissory Notes”) as follows: $450,000 to MBK Investments, LLC, $450,000 to the Rozok Family Trust, $490,000 to KAJ Universal Real Estate Investments, LLC, $120,000 to NV Trees, LLC, and $490,000 to SW Fort Apache, LLC . The Vendor Promissory Notes were secured by a senior priority security interest in all assets of the Company, to be paid by February 14, 2019 or, if an equity or debt financing subsequent to the November 14, 2017 is closed in an aggregate amount of not less than $5,000,000, then within 30 days of the closing date of such subsequent financing.

2)

On November 14, 2017, we assumed NMG’s obligations pursuant to a loan in the amount of $400,000, payable to TI Nevada, LLC, of which $225,000 was paid on November 14, 2017 and the remaining $175,000 was issued as a non-interest bearing promissory note (the “TI Nevada Promissory Note”). The TI Nevada Promissory Note was secured by a senior priority security interest in all assets of the Company to be paid by February 14, 2019.

Please see additional information regarding the promissory notes under the heading “Subsequent Events”.

Property Lease

On November 10, 2017, NMG entered into a revised lease agreement with Resort Holdings 5, a Nevada limited liability company, for the property located at 3375 Pepper Lane, Las Vegas, NV, containing approximately 18,000 square feet. The term of the lease is for an initial term of 123 months commencing on October 1, 2017 with four, five year options to extend the lease. The monthly lease payments are as follows:

2017 - $10,000; 2018 - $12,500; 2019 - $12,875; 2020 - $13,261; 2021 - $13,659; 2022 - $14,068; 2023 - $14,349; 2024 - $14,636; 2025 - $14,929; 2026 - $15,227; 2027 - $15,532.

NMG is also required to pay additional rent on top of the monthly lease payment, which is currently estimated at $2,500 per month.

ITEM 1A. RISK FACTORS

In addition to the factors discussed elsewhere in this Registration Statement, the following are certain material risks and uncertainties that are specific to our business and industry that could materially adversely affect our business, financial condition and results of operations.

Risks Related to the Business and Industry

We have a limited operating history which may make it difficult for investors to predict future performance based on current operations.

We have a limited operating history upon which investors may base an evaluation of our potential future performance. Our subsidiary, NMG was formed on March 3, 2014 and began carrying on business in the same year, and therefore, our prospects must be considered in light of the risks common to early-stage enterprises, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of revenues.

We have incurred losses in prior periods, and losses in the future could cause the quoted price of our Common Shares to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and on our cash flow.

We have incurred losses in prior periods. For the year ended July 31, 2018, which includes the acquisition of NMG on November 14, 2017, we incurred a comprehensive loss of $1,605,483 and, as of that date, we had an accumulated deficit of $6,772,311. Any losses in the future could cause the quoted price of our Common Shares on the CSE to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

We currently have promissory notes outstanding, which we may not be able to pay back and our failure to will result in a default.

We currently have $1,000,000 in promissory notes issued and outstanding. The promissory notes have a maturity date which is the earlier of February 14, 2020 or 30 days after the closing of an equity or debt financing for an aggregate amount of at least $5,000,000. In the event we are unable to pay the promissory notes on the maturity date we will be in default. The remedy for default can result in a 15% annual interest rate on the amounts outstanding as well as allow the promissory note holder the right to foreclose on the collateral pursuant to the note. This would have a material adverse effect on our financial condition and our ability to continue as a going concern.

We will most likely require additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms, or at all. If we fail to raise additional capital, as required, our ability to implement our business plans and strategy could be compromised.

We may require additional financing to continue our business operations. Our ability to obtain additional financing, if, and, when required, will depend on investor demand, operating performance, the condition of the capital markets and other factors. We may not be able to obtain additional financing on terms acceptable to us, or at all. In particular, because marijuana is illegal under federal law, we may have difficulty attracting investors.

If we are successful at raising additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of holders of our Common Shares, and existing holders of such shares may experience dilution of their ownership interests and possibly to the value of their existing securities.

We cannot provide you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we are unable to raise capital when needed, our business, financial condition and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

We are a holding company and investors are subject to the risks attributable to our subsidiaries which generate substantially all of our revenues.

We are a holding company and essentially all of our operating assets are the capital stock of our subsidiaries. As a result, investors in us are subject to the risks attributable to our subsidiaries. As a holding company, we conduct our business through our subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of our subsidiaries to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our subsidiaries, holders of indebtedness and trade creditors will generally be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us.

As a manufacturer and distributor of ingestible products, we face exposure to product liability claims, regulatory action and litigation if products are alleged to have caused harm.

We face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of our products involves the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of our products alone or in combination with other medications or substances could occur. We may be subject to various product liability claims, including, among others, that its products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us could result in increased costs, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our results of operations and financial condition. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our potential products.

As a manufacturer and distributor of products, we face exposure to product recalls or return of products.

We may be subject to the recall or return of our products for reasons such as, product defects, contamination, unintended harmful side effects, interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. If any of our products are recalled, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. There can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of our significant brands were subject to recall, the image of the brand and Body and Mind could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our regulatory agencies, requiring further management attention and potential legal fees and other expenses.

Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.

Our future performance depends on the continued services and continuing contributions of our senior management, particularly the Chief Executive Officer who consults to us. Certain members of our senior management team are generally contracted on an at-will basis, which means that they could terminate their employment with us at any time with little or short notice. The loss of the services of our senior management, the CEO, or other key employees/contractors for any reason could significantly delay or prevent the achievement of our strategic objectives and harm our business, financial condition and operating results.

Our continuing ability to attract and retain highly qualified personnel will also be critical to our success because of the need to hire and retain additional personnel as business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition and operations.

Litigation may adversely affect our business, financial condition and operating results.

We and/or our subsidiaries may become party to litigation from time to time in the ordinary course of our respective businesses which could adversely affect our respective operations. Should any litigation in which we and/or our subsidiaries become involved be determined against us and/or our subsidiaries, such a decision may adversely affect our respective abilities to continue operating, adversely affect the market price of our Common Shares and use significant resources. Even if we and/or our subsidiaries, as the case may be, is involved in litigation and succeeds, litigation can redirect significant company resources. In addition, litigation may also create a negative perception of our brand.

Our intended growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.

Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited. Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which could adversely affect our financial condition and results of operations.

Our business operates in industries that may experience periodic, cyclical downturns. In addition, if our business demand depends on customers’ capital spending budgets, product and economic cycles can affect the spending decisions of these customers. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, changes in incentive programs, new product introductions and customer inventory levels. Any of these factors could adversely affect our growth and results of operations in any given period.

We face intense competition and our competitors may have a longer operating history or greater financial resources allowing them to compete more effectively.

We may face intense competition from other companies, some of which can be expected to have longer operating histories and more financial resources and manufacturing and marketing experience than us. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations.

The State of Nevada has only issued to date a small number of licenses to produce and sell medical marijuana. There are, however, many applicants for licenses. The number of licenses granted could have a material impact on our operations. Because of early stages of the industry in which we operate, we expect to face additional competition from new entrants. If the number of users of medical marijuana in the United States increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. We may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis which could materially and adversely affect our business, financial condition and results of operations.

Failure to comply with environmental and safety laws may result in us incurring additional costs for corrective measures.

Medical marijuana operations are subject to environmental and safety laws and regulations concerning, among other things, emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes, and employee health and safety. Our failure to comply with environmental and safety laws and regulations may result in additional costs for corrective measures, penalties or in restrictions in manufacturing operations. In addition, changes in environmental, employee health and safety or other laws, more vigorous enforcement thereof or other unanticipated events could require extensive changes to operations or give rise to material liabilities, which could have an adverse effect on our business, financial conditions and results of operations.

Our cannabis crop could be harmed by pests, plant diseases or other agricultural risks which would have a material adverse affect on our business.

Our business involves the growing of cannabis, which is an agricultural product. As such, our business is subject to the risks inherent in the agricultural business, such as pests, plant diseases and similar agricultural risks. This could lead to a reduced yield when harvesting the cannabis affecting the supply of cannabis for distribution, and therefore, could have a material adverse effect on our business operations and our ability to meet consumer demand.

We may experience increased costs during the growth stage of the cannabis due to the possibility of rising energy costs.

Growing cannabis requires a considerable amount of energy. We are vulnerable to rising costs of energy due to our need to consume considerable amounts of energy to grow our product. Rising or volatile energy costs may adversely impact our business by increasing production costs and decreasing revenue if those increased costs cannot be transferred to the consumer.

The cannabis industry is difficult to forecast due to the industry being in the early growth stages.

Detailed sales forecasts are not generally obtainable from sources at this early stage of the medical marijuana industry in the United States. A failure in the demand for products to materialize as a result of competition, technological change or other factors could have a material adverse effect on our business, financial condition and results of operations.

Our public image and the consumer perception of us is greatly influenced by scientific research, regulatory investigations, and media attention. Negative publicity will result in an unfavorable public image and will negatively affect our financial condition and results of operations.

We believe the medical marijuana industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the medical marijuana produced. Consumer perception of our products and proposed products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of medical marijuana products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medical marijuana market or any particular product, or consistent with earlier publicity.

Our dependence upon consumer perceptions means that adverse reports, findings, attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on us, the demand for our products and proposed products, and our business, financial condition, cash flow and results of operations. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of medical marijuana in general, or our products and proposed products specifically, or associating the consumption of medical marijuana with illness or other negative effects or events, could have a material adverse effect on our business and results of operations. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products appropriately or as directed.

Risks related to the Federal and State Regulations

Federal regulation and enforcement may adversely affect the implementation of cannabis laws and regulations may negatively impact our results of operations.

Cannabis is a Schedule I controlled substance under the Controlled Substance Act (the “CSA”). Even in those jurisdictions in which the manufacture and use of medical cannabis has been legalized at the state level, the possession, use, cultivation, and transfer of cannabis remains a violation of federal law. Federal law criminalizing the use of cannabis preempts state laws that legalize its use for medicinal or adult-retail purposes, and therefore strict enforcement of federal law regarding cannabis would severely restrict our ability to carry out our business plan.

The U.S. Department of Justice under the Obama administration had issued memoranda, including the so-called “Cole Memorandum” on August 29, 2013, characterizing enforcement of federal cannabis prohibitions under the CSA to prosecute those complying with state regulatory systems allowing the use, manufacture and distribution of medical cannabis as an inefficient use of federal investigative and prosecutorial resources when state regulatory and enforcement efforts are effective with respect to enumerated federal enforcement priorities under the CSA. In the Cole Memorandum, the U.S. Department of Justice provided guidance to all federal prosecutors indicating that federal enforcement of the CSA against cannabis-related conduct should be focused on eight priorities, which are to prevent: (1) distribution of cannabis to minors; (2) revenue from sale of cannabis to criminal enterprises, gangs and cartels; (3) transfer of cannabis from states where it is legal to states where it is illegal; (4) cannabis activity from being a pretext for trafficking of other illegal drugs or illegal activity; (5) violence or use of firearms in cannabis cultivation and distribution; (6) drugged driving and adverse public health consequences from cannabis use; (7) growth of cannabis on federal lands; and (8) cannabis possession or use on federal property.

On January 4th, 2018, Attorney General Jeff Sessions issued a new memo updating the Department of Justice’s policy on federal marijuana enforcement (the “Sessions Memorandum”). The Sessions Memorandum effectively rescinded and replaced the Cole Memorandum, and directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to marijuana activities. While in theory the protections under the Cole Memorandum have been abolished, the new policy does not explicitly direct local U.S. Attorneys to launch an attack on state-legal marijuana businesses. Rather, the new policy promulgated by the Sessions Memorandum is to return local control to federal prosecutors who know where and how to deploy Justice Department resources most effectively to reduce violent crime, stem the tide of the drug crisis, and dismantle criminal gangs. The threat of federal prosecution remains for legitimate, state-legal marijuana businesses, including our business.

However, no assurance can be given that the federal prosecutor in each judicial district where we operate will agree that our activities within such prosecutor’s district do not go contrary to the Justice Department’s goals. There is also no guarantee that the current administration or future administrations will not revise the federal enforcement priorities enumerated in the Cole Memorandum, the Sessions Memorandum or otherwise choose to strictly enforce the federal laws governing cannabis production or distribution.

On April 11th, 2018, U.S. Senator Cory Gardner received assurances from President Donald Trump that 1) states with legal marijuana industries would not be targeted by the Justice Department, 2) the rescission of the Cole Memorandum would not impact state’s legal marijuana industries, and 3) that the President would support a federalism-based legislative solution to fix the states’ rights issue once and for all. The President’s comments are encouraging to legal marijuana businesses; however, no legislative action at the federal level has been taken.

Under U.S. federal law, banks or other financial institutions that provide us with banking services could be found guilty of money laundering, therefore reducing our ability from receiving reputable banking services and adversely affecting business operations.

Under U.S. federal law it may potentially be a violation of federal money laundering statutes for financial institutions to take any proceeds from marijuana sales or any other Schedule I substance. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses. Under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering or conspiracy. Financial institutions must submit a “suspicious activity report” (“SAR”) as required by federal money laundering laws. These marijuana related SARs are divided into three categories: marijuana limited, marijuana priority, and marijuana terminated, based on the financial institution’s belief that the marijuana business follows state law, is operating out of compliance with state law, or where the banking relationship has been terminated. There can be no assurance that a negative SAR will not be filed against us limiting our financial services with a bank as well as subjecting us to Federal review. This will also negatively impact our public image and affect operations.

The Independent Alcohol Distributors of Nevada have obtained a preliminary injunction against the issuance of recreational marijuana licenses to anyone other than licensed alcohol distributors. If this injunction remains in place we will be unable to obtain a recreational marijuana distributor license which would have an adverse effect on our business operations.

In leading up to the launch of recreational marijuana sales on July 1, 2017, the State of Nevada Department of Taxation (the “Department”) made a determination in March 2017 that there would be an insufficient number of marijuana distributors based on the limited response to its call for distributor license applications, and the Department proceeded to accept applications for distributor licenses from many existing medical marijuana entities (“MMEs”), who have the infrastructure and know-how to handle the distribution of recreational marijuana.

The Independent Alcohol Distributors of Nevada (“IADON”), filed a suit in District Court in Carson City, Nevada requesting a preliminary injunction against the Department to prevent the issuance of licenses to distribute recreational marijuana to anyone other than licensed alcohol distributors. The original ballot initiative passed by the voters of Nevada on November 8, 2016 provided that the Department shall issue licenses for marijuana distributions only to persons holding a wholesaler dealer license under Chapter 369 of NRS (alcohol distributor license), unless the department determined that an insufficient number of marijuana distributors will results from the limitation. On June 20, 2017, the Judge in the IADON litigation granted IADON’s motion for preliminary injunction, and thereby enjoined the Department from issuing a retail marijuana distributor license to any person or entity other than wholesale alcohol distributors.

This litigation remains ongoing, and the Nevada Supreme Court has not indicated when it will reach its ruling. If the courts find in favor of IADON, then wholesale alcohol distributors will have exclusive rights to distribute marijuana. We may experience increased costs and inefficiencies for having to use a third-party for distribution purposes, which would have an adverse effect on our business and results of operations.

Risks related to Our Securities

We may issue additional Common Shares in the future, which could cause significant dilution to all shareholders.

Our Articles of Incorporation authorize the issuance of up to 900,000,000 Common Shares, with a par value of $0.0001 per share. As of November 9, 2018, the Company had 64,097,398 Common Shares issued and outstanding, 4,025,000 stock options outstanding and 26,106,820 share purchase warrants outstanding.

As at November 9, 2018, the Company’s 4,025,000 stock options outstanding are exercisable into 4,025,000 common shares of the Company with the following terms:

Number of Options outstanding and exercisable	Exercise price	Expiry dates
3,850,000	CAD$0.66	24 November 2022
175,000	CAD$0.41	6 June 2023
4,025,000

As at November 9, 2018, the Company’s 26,106,820 share purchase warrants outstanding are exercisable into 26,106,820 common shares of the Company with the following terms:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
248,350	CAD$0.66	15 August 2019
58,324	CAD$0.66	16 August 2019
60,612	CAD$0.66	3 November 2019
9,102,141	CAD$0.90	14 November 2019
637,393	CAD$0.90	1 December 2019
16,000,000	CAD$0.50	2 November 2020
26,106,820

On November 2, 2018, the Company issued CAD$1,600,000 principal amount 8% unsecured convertible debentures of the Company maturing two years following the date of issue. The debentures are convertible at the option of the holder into Common Shares at a conversion price equal to CAD$0.55 per Common Share up to November 2, 2020, subject to adjustment and acceleration in certain circumstances.

The Company is also committed to issuing 352,000 Common shares to Toro Pacific Management Inc. on the following dates: 70,500 common shares on November 14, 2018; 70,500 common shares on May 14, 2019; 70,500 common shares on November 14, 2019; 70,500 common shares on May 14, 2020; and 70,500 common shares on November 14, 2020.

We may issue additional Common Shares in the future in connection with a financing or an acquisition. Such issuances may not require the approval of our shareholders. Any issuance of additional shares of our Common Shares, or equity securities convertible into our Common Shares, including but not limited to, warrants and options, will dilute the percentage ownership interest of all shareholders, may dilute the book value per share of our Common Shares, and may negatively impact the market price of our Common Shares.

Because we do not intend to pay any cash dividends on our Common Shares, our shareholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Shares in the foreseeable future. Declaring and paying future dividends, if any, will be determined by our Board, based upon earnings, financial condition, capital resources, capital requirements, restrictions in our Articles of Incorporation, contractual restrictions, and such other factors as our Board deems relevant. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them. There is no assurance that shareholders will be able to sell shares when desired.

Our Common Shares are categorized as “penny stock”, which may make it more difficult for investors to buy and sell our Common Shares due to suitability requirements.

Our Common Shares are considered “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Shares is significantly less than $5.00 per share. This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The penny stock rules require a broker-dealer buying securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Shares, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Shares, or may adversely affect the ability of stockholders to sell their shares.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a shareholder’s ability to buy and sell our Common Shares, which could depress the price of our Common Shares.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Shares, which may limit your ability to buy and sell our Common Shares, have an adverse effect on the market for our Common Shares, and thereby depress our price per Common Share.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

NMG rents its approximately 18,000 square foot cultivation and production facility warehouse from Resort Holdings 5, LLC located at 3375 Pepper Lane, Las Vegas, NV 89120. The current lease commenced on October 1, 2017 and the term is for 123 months, with four, five-year options to extend the lease. The base monthly lease payments are as follows:

2017 - $10,000; 2018 - $12,500; 2019 - $12,875; 2020 - $13,261; 2021 - $13,659; 2022 - $14,068; 2023 - $14,349; 2024 - $14,636; 2025 - $14,929; 2026 - $15,227; 2027 - $15,532.

NMG is also required to pay additional rent on top of the monthly lease payment, which is currently estimated at $2,500 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not, and were not during our most recently completed fiscal year, engaged in any legal proceedings and none of our property is or was during that period the subject of any legal proceedings. We do not know of any such legal proceedings which are contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECRUITIES

Price Range of Common Shares

Our common stock is not listed on any United States national securities exchange. Body and Mind is a reporting issuer in British Columbia and Ontario, Canada, and its common shares are listed and posted for trading on the CSE under the symbol “BAMM”.

Date	High(2) (CAD$)	Low(2) (CAD$)	Volume(1)
October 31, 2018	0.64	0.60	258,064

Quarter Ended	High(2)	Low(2)	Volume(1)
July 31, 2018	.53	.37	3,878,986
January 31, 2018	2.09	.25	16,950,317
October 31, 2017	.27	.25	61,200
July 31, 2017	.35	.23	1,258,906
April 30, 2017	.28	.03	803,852
January 31, 2017	.12	.03	200,000
October 31, 2016	.12	.04	15,500
July 31, 2016	.04	.01	245,000
April 30, 2016	.04	.04	0
January 31, 2016	.04	.04	0

Transfer Agent for Common Shares

The Registrar and Transfer Agent for our Common Shares is New Horizons Transfer located at 215 – 515 W Pender Street, Vancouver, British Columbia, Canada V6B 6H5.

Options

We have a 10% rolling stock option plan for its directors, employees and consultants to acquire our common shares at a price determined by the fair market value of our shares at the date of grant. Our stock option plan provides for immediate vesting or vesting at the discretion of our board of directors at the time of the option grant.

As of November 9, 2018, we have 4,025,000 stock options outstanding which are exercisable into 4,025,000 common shares.

Warrants

As of November 9, 2018, we have 26,106,820 common share purchase warrants outstanding which are exercisable into 26,106,820 common shares.

Holders of Common Shares

As of November 9, 2018 we had 226 shareholders of record, which does not include shareholders whose shares are held in street or nominee names, if any.

Dividends

We have not paid dividends or made distributions on our Common Shares during the past three fiscal years and through the date of this Registration Statement. We have no present intention of paying dividends in the near future. We will pay dividends when, as and if declared by our board of directors. We expect to pay dividends only out of retained earnings in the event that we do not require our retained earnings for operations and reserves. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends, but Nevada corporate law prohibits us from declaring and paying dividends if after doing so we would not be able to pay our debts as they become due in the usual course of business, or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We have no shares with preferential dividend and distribution rights authorized or outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows our equity securities that are authorized for issuance pursuant to equity compensation plans for our most recently completed financial year ended July 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,025,000	Nil	752,481
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	4,025,000	Nil	752,481

On November 23, 2017, our board of directors ratified our 2012 Incentive Stock Option Plan (the “Body and Mind Option Plan”). The purpose of the Body and Mind Option Plan is to enhance the long-term shareholder value of Body and Mind by offering opportunities to directors, executive officers, key employees and eligible consultants of Body and Mind to acquire Body and Mind Common Shares in order to give these persons the opportunity to participate in Body and Mind’s growth and success, and to encourage them to remain in the service of Body and Mind.

On November 24, 2017, we issued an aggregate of 3,850,000 stock options in accordance with our stock option plan at an exercise price of CAD$0.66 per share for a five year term expiring November 24, 2022. The options were granted to officers, directors and consultants of the Company.

The fair value of the stock options was calculated to be $726,578 using the Black-Scholes Option Pricing Model using the following assumptions:

Expected life of the options	5 years
Expected volatility	198%
Expected dividend yield	0%
Risk-free interest rate	1.63%

On June 6, 2018, we granted 175,000 stock options in accordance with our stock option plan at an exercise price of CAD$0.41 per common share for a five year term expiring June 6, 2023 to a consultant of the Company.

The Body and Mind Option Plan is subject to the following restrictions:

(a)

Unless authorized by the shareholders options granted under the Body and Mind Option Plan, shall not result, at any time, in the number of Body and Mind Common Shares reserved for issuance pursuant to options exceeding 10% of the issued and outstanding Body and Mind Common Shares as at the date of grant of any option under the Body and Mind Option Plan.

(b)

The aggregate number of Body and Mind Common Shares subject to an option that may be granted to any one individual in any 12 month period under the Body and Mind Option Plan shall not exceed 5% of the issued and outstanding Body and Mind Common Shares determined at the time of such grant.

(c)

The aggregate number of Body and Mind Common Shares subject to an option that may be granted to any one Consultant in any 12 month period under the Body and Mind Option Plan shall not exceed 2% of the issued and outstanding Body and Mind Common Shares determined at the time of such grant.

(d)

The aggregate number of Body and Mind Common Shares subject to an option that may be granted to any one person conducting Investor Relations Activities in any 12 month period under the Body and Mind Option Plan shall not exceed 2% of the issued and outstanding Body and Mind Common Shares determined at the time of such grant.

Recent Sales of Unregistered Securities

July 31, 2018 to the date of this report

On November 2, 2018, we closed a strategic investment agreement with one entity and issued (1) 16,000,000 units (the “Units”), with each comprised of one common share and one common share purchase warrant (each, a “Warrant”) of the Company, at a purchase price of CAD$0.40 per Unit for gross proceeds of CAD$6,400,000, and (ii) CAD$1,600,000 principal amount 8% unsecured convertible debentures (the “Debentures”) of the Company maturing two years following the date of issue.

Each Warrant is exercisable to acquire one Common Share of the Company at an exercise price of CAD$0.50 per share for a period of two years from the date of issuance, subject to adjustment and acceleration in certain circumstances.

The Debentures will bear interest from the date of issuance (the “Issue Date”) at a rate of 8% per annum, calculated and payable semi-annually, in arrears. Repayment of the then outstanding principal amount of the Debentures, together with any accrued and unpaid interest thereon, is to be made on or prior to the date that is two years from the Issue Date (the “Maturity Date”). The Debentures are convertible at the option of the holder into Common Shares at a conversion price equal to CAD$0.55 per Common Share up to the Maturity Date, subject to adjustment and acceleration in certain circumstances. We relied on the exemption from registration provided by Rule 903 under Regulation S promulgated under the Securities Act with respect to such issuances to the one entity as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

Year Ended July 31, 2018

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

ITEM 6. SELECTRED FINANCIAL DATA

The following tables provide selected financial data for each of the past two years, and should be read in conjunction with, and are qualified in their entirety be reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended July 31, 2018, as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

INCOME STATEMENT DATA	Year Ended 31 July 2018	Year Ended 31 July 2017
Revenue	$2,692,979	$Nil
Sales tax	$279,931	$Nil
Cost of sales	$1,216,851	$Nil
Gross Margin	$1,196,197	$Nil
Operating Expenses	$(3,442,762)	$(352,284)
Comprehensive Loss	$(1,605,483)	$(277,080)
Net Loss Per Share	$(0.05)	$(0.06)
Weighted Average Number of Common Shares Outstanding (basic and diluted)	38,934,166	6,628,958

BALANCE SHEET DATA	As at 31 July 2018	As at 31 July 2017
Working Capital (Deficiency)	$(998,878)	$218,928
Total Assets	$15,510,964	$515,905
Accumulated Deficit	$(6,772,311)	$(4,991,251)
Shareholders’ Equity	$10,786,221	$322,423

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report on Form 10-K filing for the fiscal year ended July 31, 2018, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended July 31, 2018 and 2017 and our financial condition as at July 31, 2018 and 2017, with a particular emphasis on fiscal 2018, our most recently completed fiscal year.

Overview

Our principal business intended to be carried on is the production and cultivation of medical and recreational marijuana in Nevada and Ohio pursuant to the licenses held by NMG. NMG is currently operating under its marquee brand name of Body & Mind and produces flower, oil extracts and edibles and are available for sale in dispensaries in Nevada and soon to be Ohio.

Results of Operations for the years ended July 31, 2018 and 2017

The following table sets forth our results of operations for the fiscal years ended July 31, 2018 and 2017:

	July 31, 2017 $	July 31, 2016 $
Sales	2,692,979	-
Cost of sales and other	1,496,782)	-
General and Administrative Expenses	(3,442,762)	(352,284)
Other Items	(443,959)	(14,875)
Net Loss	(1,781,060)	(367,159)
Foreign Currency Translation Adjustment	175,577	90,079
Comprehensive Loss	(1,605,483)	(277,080)
Basic and Diluted Earnings (Loss) Per Share	(0.05)	(0.06)

Revenues

The Company’s wholly-owned subsidiary, NMG, reported sales revenue of $2,692,979 and cost of sales and sales taxes of $1,496,782, resulting in a gross margin of $1,196,197, from the date of acquisition on November 14, 2017 to July 31, 2018.

Operating Expenses

Operating expenses incurred during the year ended July 31, 2018 were $3,442,762 as compared to $352,284 during the year ended July 31, 2017. The change in general and administrative expenses relate to a number of factors, but mainly attributed to the process of finalizing its acquisition agreement with NMG which resulted in an increase in listing fees of $465,481 (2017 - $Nil), professional fees of $350,502 (2017 - $44,929), transaction costs of $330,324 (2017 – $Nil) and consulting fees of $206,913 (2017 - $187,158).

Of the $3,442,762 expenses for the year ended July 31, 2018, the Company granted stock options to various officers, directors, employees and/or consultants, resulting in a non-cash stock-based compensation of $789,679 calculated using the Black Scholes Option Pricing Model.

A total of $248,201 relates to management and consulting fees paid/accrued to the Chief Executive Officer, Chief Financial Officer and former Chief Executive Officer and $29,531 relates to accounting fees paid/accrued to the former Chief Financial Officer and a director.

Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes for the year ended July 31, 2018 and 2017 is as follows:

	2018	2017

Net loss for the period	$(2,685,782)	$(367,159)
Federal and state income tax rates	26.45%	35%

Expected income tax recovery	(710,389)	(128,506)
Permanent differences	528,510	-
Change in estimates and others	225,902	3,325
Change in tax rates	(725,325)	-
Change in benefit not recognized	(223,420)	125,181

Total income tax recovery	$(904,722)	$-

The significant components of the Company's deferred income tax assets and liabilities are as follows:

	As at 31 July 2018	As at 31 July 2017

Deferred income tax asset
Net income tax operating loss carry forward	$985,290	$1,208,710
Deferred tax allowance	(985,290)	(1,208,710)
Deferred income tax liability
Brand and License	1,716,120	-

Net deferred income tax liability	$1,716,120	$-

Other Items

During the year ended July 31, 2018, our other items accounted for $443,959 in expenses as compared to $14,875 for the year ended July 31, 2017. The significant components in other items primarily relates to foreign exchange of $193,959 (2017 - $65,999) and write off of deposit of $250,000 (2017 - $Nil). In 2018, the Company recorded a settlement of liabilities resulting in other income of $Nil (2017 - $51,963).

Net Income (Loss)

The net loss was $1,781,060 for the year ended July 31, 2018 and $367,159 for the year ended July 31, 2017. The increase in net loss resulted primarily from the increase in general and administrative expenses as discussed above.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of July 31, 2018 and 2017:

	As of July 31, 2018	As of July 31, 2017

Cash reserves	$324,837	$366,584
Working capital (deficiency)	$(998,878)	$218,928

Financings

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

During the year ended July 31, 2017, the Company completed the following financing:

1)

On 19 April 2017, the Company closed a private placement issuing a total of 8,700,000 common shares for gross proceeds of CAD$1,305,000. The Company paid share issue costs of CAD$63,750 related to this private placement.

Significant expenditures anticipated during the next fiscal year:

1)	$2,175,000 repayment of promissory notes (see heading ‘Subsequent Events’);

2)	$750,000 related to expansion costs of our dispensary facility in Ohio; and

3)	$350,000 related to the purchase of additional automation equipment and supplies

We anticipate raising additional funds through the issuance of capital stock and/or debt financings within the next 12 months, however, we cannot provide any assurance that any additional financing will be available to us, or if available, will be on terms acceptable to us (see heading ‘Subsequent Events’).

Statement of Cash flows

During the year ended July 31, 2018, our net cash decreased by $41,747 (2017: increase of $366,584), which included net cash used in operating activities of $2,139,327 (2017: $459,332), net cash used in investing activities of $2,690,063 (2017: $95,622), net cash provided by financing activities of $4,806,025 (2017: $902,932) and effect of exchange rate changes on cash and cash equivalents of ($18,382) (2017: $18,606).

Cash Flow used in Operating Activities

Cash flow used in operating activities totaled $2,139,327 and $459,332 during the year ended July 31, 2018 and 2017, respectively. Cash used in operating activities increased significantly in 2018 as a result of the Company’s finalization of the Assignment Agreement and the Share Exchange Agreement with NMG. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $1,781,060 during the year ended July 31, 2018 compared to $367,159 in 2017. The net loss in 2018 included non-cash accrued interest of $Nil (2017: $1,343), accretion expenses of $277,219 (2017: $Nil), depreciation of $8,811 (2017: $1,590), settlement of liabilities of $Nil (2017: $51,963), stock-based compensation of $789,679 (2017: $Nil), deferred tax recovery of $1,144,080 (2017 - $Nil); transaction costs of $330,324 (2017 - $Nil) and write-off of amounts receivable of $872 (2017: $839).

The following non-cash items further adjusted the loss for the year ended July 31, 2018 and 2017:

•

Increase in amounts receivable and prepaid of $361,854 (2017: $15,267), increase in inventory of $454,737 (2017: $Nil), decrease in trade payables and accrued liabilities of $371,586 (2017: decrease of $33,765), increase in income taxes payable of $239,358 (2017 - $Nil) and increase in due to related parties of $46,276 (2017: decrease of $36,909).

Cash Flow used in Investing Activities

During the year ended July 31, 2018, investing activities used cash of $2,690,063 in the year ended July 31, 2018 as compared to $95,622 used in July 31, 2017. The significant difference relates primarily to the acquisition of NMG, net of cash received, in the amount of $2,048,158 (2017: $Nil), purchase of property and equipment of $564,305 (2017: $Nil) and investment in NMG Ohio LLC of $77,600 (2017: $Nil).

Cash Flow provided by Financing Activities

During the year ended July 31, 2018, as part of the Concurrent Financing requirement of the Share Exchange Agreement with NMG, the Company raised $4,806,025 (2017 - $936,828) net of share issue costs by issuing 9,102,165 Subscription Receipts at a price of CAD$0.66 per Subscription Receipt. On November 14, 2017, each Subscription Receipt converted into one common share of the Company and one share purchase warrant of the Company exercisable at a price of CAD$0.90 for a period of 24 months from the date of issuance.

During the year ended July 31, 2017, we obtained a short term loan of $19,903 from a third party. The loan was settled and we recorded a gain on settlement of liabilities of $19,903 related to this loan. The Company closed a private placement on April 19, 2017 and issued 26,100,000 common shares for gross proceeds of $984,943. We paid finders’ fee of $48,115. During the year ended July 31, 2017, we repaid loans totaling $53,799. We settled the loans without any interest payments and, as a result, we recorded a gain on settlement of liabilities of $18,345.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent events

On September 19, 2018, the Company announced the Company, through its wholly-owned subsidiary, NMG, and its strategic in-state investment partners received notification that the State of Ohio awarded a medical cannabis production licenses to NMG Ohio.

On October 30, 2018 the Company entered into a strategic investment agreement (the “Investment Agreement”) with Australis Capital Inc. (“Australis”). Pursuant to the terms of the Investment Agreement, Australis will acquire (i) 16,000,000 units (the “Units”) of BaM, each comprised of one common share (a “Common Share”) and one common share purchase warrant (a “Warrant”) of the Company, at a purchase price of CAD$0.40 per Unit for gross proceeds of CAD$6,400,000, and (ii) CAD$1,600,000 principal amount 8% unsecured convertible debentures (the “Debentures”) of the Company maturing two years following the date of issue (collectively, the “Financing”).

Each Warrant is exercisable to acquire one Common Share of the Company at an exercise price of CAD$0.50 per share for a period of two years, subject to adjustment and acceleration in certain circumstances.

The Debentures will bear interest from the date of issuance (the “Issue Date”) at a rate of 8% per annum, calculated and payable semi-annually, in arrears. Repayment of the then outstanding principal amount of the Debentures, together with any accrued and unpaid interest thereon, is to be made on or prior to the date that is two years from the Issue Date (the “Maturity Date”). The Debentures are convertible at the option of Australis into Common Shares at a conversion price equal to CAD$0.55 per Common Share up to the Maturity Date, subject to adjustment and acceleration in certain circumstances.

The Company intends to use the proceeds of the Financing (i) to repay all but USD $1,000,000 of the promissory notes issued in connection with the Company’s acquisition of Nevada Medical Group LLC. The promissory note holders have agreed to extend the due date of the USD $1,000,000 to February 14, 2020 (ii) for strategic acquisitions and/or investment opportunities within the State of Ohio, (iii) for development, build out and equipment purchases for the NMG Ohio dispensary and/or production facility, (iv) to pay advisory fees payable to the Company’s financial advisor, and (v) for working capital purposes.

Under the terms of the Investment Agreement, the parties have agreed to negotiate in good faith a license agreement pursuant to which the Company will grant Australis an exclusive and assignable license to use the BaM brand outside of the United States of America on commercially reasonable terms.

In addition, the Company will enter into a commercial advisory agreement with Australis Capital (Nevada) Inc. (“Australis Nevada”), a wholly-owned subsidiary of Australis, pursuant to which Australis Nevada will provide advisory and consulting services to the Company for a term ending on the date that is the earlier of: (i) five years following the closing of the transactions contemplated by the Investment Agreement, and (ii) the date Australis no longer holds 10% or more of the issued and outstanding Common Shares. Subject to certain exceptions, Australis will be entitled to maintain its’ pro rata interest in the Company until such time as it no longer holds 10% or more of the issued and outstanding Common Shares.

Subject to applicable laws and the rules of the CSE, for as long as Australis owns at least 10% of the issued and outstanding Common Shares, Australis will be entitled to nominate one director for election to the Board of Directors of the Company (the “Board”). If Australis exercises all of the Warrants and converts all of the Debentures purchased in the Financing, Australis will be entitled to nominate a second director for election to the Board.

On November 2, 2018 the Company executed the Investment Agreement and completed the sale of securities pursuant to the Investment Agreement. On November 2, 2018 Scott Dowty was appointed a director of the Company and Chris Macleod resigned from the board of directors.

Outstanding share data

At November 9, 2018, we had 64,097,398 issued and outstanding common shares, 4,025,000 outstanding stock options and 26,106,820 outstanding warrants.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital deficit of $998,878 as at July 31, 2018. In addition, the Company has incurred losses from operations to date and is currently attempting to implement its business plan; therefore, the Company is exposed to liquidity risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BODY AND MIND INC.

(formerly DEPLOY TECHNOLOGIES INC.)

CONSOLIDATED FINANCIAL STATEMENTS

For the year ended 31 July 2018

(Expressed in U.S. Dollars)

 Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Body and Mind Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Body and Mind Inc. (the "Company") as of July 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017

Vancouver, Canada

November 13, 2018

Body and Mind Inc. (formerly Deploy Technologies Inc.)	Statement 1

Consolidated Balance Sheets
(U.S. Dollars)

ASSETS	As at 31 July 2018	As at 31 July 2017

Current
Cash and cash equivalents	$324,837	$366,584
Amounts receivable	632,477	17,798
Prepaids	99,014	28,028
Inventory (Note 5)	953,417	-
Total current assets	2,009,745	412,410

Advance (Note 11)	-	103,495
Investment in NMG Ohio LLC (Note 14)	77,600	-
Property and Equipment (Note 6)	2,615,898	-
Brand and Licenses (Note 11)	8,172,000	-
Goodwill (Note 11)	2,635,721	-
TOTAL ASSETS	$15,510,964	$515,905

LIABILITIES
Current
Accounts payable	$447,703	$106,665
Accrued liabilities	95,481	82,012
Income taxes	239,358	-
Due to related parties (Note 7)	51,081	4,805
Promissory notes (Note 8)	2,175,000	-
Total current liabilities	3,008,623	193,482

Deferred tax liability (Note 13)	1,716,120	-
TOTAL LIABILITIES	4,724,743	193,482

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 9)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
47,774,817 (31 July 2017 – 19,137,783) Common Shares	4,778	1,914
Additional Paid-in Capital	16,918,082	4,954,932
Shares To Be Issued (Note 11)	103,267	-
Other Comprehensive Income	532,405	356,828
Deficit	(6,772,311)	(4,991,251)
TOTAL STOCKHOLDERS’ EQUITY	10,786,221	322,423
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,510,964	$515,905

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc. (formerly Deploy Technologies Inc.)	Statement 2

Consolidated Statements of Operations
(U.S. Dollars)

	Year Ended 31 July
	2018	2017

Sales	$2,692,979	$-
Sales tax	(279,931)
Cost of sales	(1,216,851)	-
	1,196,197	-

General and Administrative Expenses
Accounting and legal (Note 7)	350,502	44,929
Accretion expense (Note 8)	277,219	-
Consulting fees (Note 7)	206,913	187,158
Depreciation	8,811	1,590
Insurance	29,793	-
Listing fees	465,481	-
Management fees (Note 7)	219,120	30,224
Office and miscellaneous	281,671	26,210
Regulatory, filing and transfer agent fees	23,641	13,906
Rent	51,000	-
Salaries and wages	380,371	-
Stock-based compensation (Note 9)	789,679	-
Transaction costs (Note 11)	330,324	-
Travel	28,237	48,267
	(3,442,762)	(352,284)
Loss Before Other Items	(2,246,565)	(352,284)
Other Items
Write off of deposit	(250,000)	-
Foreign exchange, net	(193,959)	(65,999)
Interest income	5,615	-
Settlement of liabilities	-	51,963
Write off of amounts receivable	(873)	(839)
Net Loss for the Year before Income Tax	(2,685,782)	(367,159)
Income taxes (Note 13)
Deferred income tax recovery	1,144,080	-
Income tax expense	(239,358)	-
	904,722	-
Net Loss for the Year	(1,781,060)	(367,159)
Other Comprehensive Income
Foreign currency translation adjustment	175,577	90,079
Comprehensive Loss for the Year	$(1,605,483)	$(277,080)
Loss per Share – Basic and Diluted	$(0.05)	$(0.06)
Weighted Average Number of Shares Outstanding	38,934,166	6,628,958

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc. (formerly Deploy Technologies Inc.)	Statement 3

Consolidated Statements of Changes in Stockholders’ Equity
(U.S. Dollars)

	Share Capital				Additional
	Common Shares		Class A Preferred Shares		Paid-in	Shares to be
	Number	Amount	Number	Amount	Capital	Issued	AOCI	Deficit	Total
Balance – 31 July 2016	2,186,018	$219	2,475,500	$248	$4,009,460	$-	$266,749	$(4,624,092)	$(347,416)
Conversion of preferred shares (Note 9)	8,251,765	825	(2,475,500)	(248)	(577)	-	-	-	-
Private placements (Note 9)	8,700,000	870	-	-	984,073	-	-	-	984,943
Share issue costs (Note 9)	-	-	-	-	(48,115)	-	-	-	(48,115)
Capital contribution by related parties on forgiveness of debt	-	-	-	-	10,091	-	-	-	10,091
Foreign currency translation adjustment	-	-	-	-	-	-	90,079	-	90,079
Loss for the year	-	-	-	-	-		-	(367,159)	(367,159)
Balance – 31 July 2017	19,137,783	1,914	-	-	4,954,932	-	356,828	(4,991,251)	322,423
Private placements (Note 9)	9,739,534	974	-	-	5,025,520	-	-	-	5,026,494
Acquisition of Nevada Medical Group LLC (Notes 9 and 11)	18,827,000	1,883	-	-	6,335,482	135,202	-	-	6,472,567
Issuance of escrowed shares (Notes 9 and 11)	70,500	7	-	-	31,928	(31,935)	-	-	-
Share issue costs (Note 9)	-	-	-	-	(219,459)	-	-	-	(219,459)
Stock-based compensation (Note 9)	-	-	-	-	789,679	-	-	-	789,679
Foreign currency translation adjustment	-	-	-	-	-	-	175,577	-	175,577
Loss for the year	-	-	-	-	-	-	-	(1,781,060)	(1,781,060)
Balance – 31 July 2018	47,774,817	$4,778	-	$-	$16,918,082	$103,267	$532,405	$(6,772,311)	$10,786,221

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc. (formerly Deploy Technologies Inc.)	Statement 4

Consolidated Statements of Cash Flows
(U.S. Dollars)
	Year Ended 31 July
Cash Resources Provided By (Used In)	2018	2017
Operating Activities
Loss for the year	$(1,781,060)	$(367,159)
Items not affecting cash:
Accrued interest	-	1,345
Accretion expense	277,219	-
Depreciation	8,811	1,590
Settlement of liabilities	-	(51,963)
Stock-based compensation	789,679	-
Write off of amounts receivable	872	839
Foreign exchange	204,390	65,999
Deferred tax recovery	(1,144,080)	-
Transaction cost	330,324	-
Net change in non-cash working capital items
Amounts receivable	(361,854)	(15,267)
Advance	103,495	-
Prepaids	(26,434)	(24,042)
Inventory	(454,737)	-
Trade payables and accrued liabilities	(371,586)	(33,765)
Due to related parties	46,276	(36,909)
Income taxes	239,358	-
	(2,139,327)	(459,332)

Investing Activities
Business combination, net of cash acquired	(2,048,158)	-
Advance to Nevada Medical Group, LLC	-	(95,622)
Purchase of property and equipment	(564,305)	-
Investment in NMG Ohio LLC	(77,600)	-
	(2,690,063)	(95,622)

Financing Activities
Issuance of shares, net of share issue costs	4,806,025	936,828
Short term loans	-	19,903
Loans repaid	-	(53,799)
	4,806,025	902,932

Effect of exchange rate changes on cash and cash equivalents	(18,382)	18,606

Net Increase (Decrease) in Cash	(41,747)	366,584
Cash and cash equivalents – Beginning of year	366,584	-
Cash and cash equivalents – End of Year	$324,837	$366,584

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc. (formerly Deploy Technologies Inc.)
Notes to Consolidated Financial Statements
For the year ended 31 July 2018
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

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At 31 July 2018, the Company had cash and cash equivalents of $324,837 (31 July 2017 – $366,584) and a working capital deficit of $998,878 (31 July 2017 – working capital of $218,928).

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

At 31 July 2018, the Company had incurred losses from activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, DEP Nevada Inc. (“Dep Nevada”), incorporated in the State of Nevada on 10 August 2017, and NMG from the date of acquisition on 14 November 2017.

The results of operations from NMG are included in these consolidated financial statements from the date of the Company acquired control over NMG on 14 November 2017.

All inter-company transactions and balances are eliminated upon consolidation.

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Financial Statements

For the year ended 31 July 2018

U.S. Dollars

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

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Financial Statements

For the year ended 31 July 2018

U.S. Dollars

3.	Significant Accounting Policies – Continued

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical marijuana and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probably credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. As at 31 July 2018 and 31 July 2017, the Company has no allowance for doubtful accounts.

Revenue recognition

The Company derives revenue primarily from the sale of medical marijuana. In accordance with ASC 605 “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered and the goods have been delivered, the amount is fixed and determinable, and collection is reasonably assured.

The Company does not have standard terms that permit return of product; however, in certain markets where returns occur management estimates the amount of returns based on historical return experience and adjusts revenue accordingly. Products that do not meet our high quality standards are returned by the customer or recalled and destroyed and are recorded as a reduction of revenue. The reversal of revenue is recorded upon determination that the product will be recalled and destroyed. Management estimates the costs required to facilitate product returns and record them in cost of goods sold as required.

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

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Financial Statements

For the year ended 31 July 2018

U.S. Dollars

3.	Significant Accounting Policies – Continued

Investments

The Company has certain investments in non-marketable equity instruments of private companies. The Company accounts for these investments using the equity method if they provide the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method is appropriate. The Company records equity method investments initially at cost, and adjusts the carrying amount to reflect the Company’s share of the earnings or losses of the investee.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Financial Statements

For the year ended 31 July 2018

U.S. Dollars

3.	Significant Accounting Policies – Continued

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As at 31 July 2018, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

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

Stock-based compensation

The Company accounts for stock-based compensation issued to those other than employees in accordance with ASC 505-50. Equity instruments issued to those other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes Option Pricing Model for common stock options and the closing price of the Company’s common stock for common share issuances.

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

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

4.	Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 July 2018 and 2017:

	As at 31 July 2018	As at 31 July 2017
Financial assets at fair value
Cash and cash equivalents	$324,837	$366,584

Total financial assets at fair value	$324,837	$366,584

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Financial Statements

For the year ended 31 July 2018

U.S. Dollars

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital deficit of $998,878 as at 31 July 2018. The Company has incurred losses from operations to date and is currently attempting to implement its business plan; therefore, the Company is exposed to liquidity risk.

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

5.	Inventory

	31 July 2018	31 July 2017

Raw materials	$9,705	$-
Work in progress	151,039	-
Finished goods	567,563	-
Consumables	225,110	-
Total	$953,417	$-

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Financial Statements

For the year ended 31 July 2018

U.S. Dollars

6.	Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Improvements	Total
Cost:
Balance, 31 July 2017	$-	$-	$-	$-	$-	$-	$-	$-
Acquired assets (Note 11)	23,105	245,659	176,354	15,809	38,717	1,644	1,455,649	1,956,937
Additions	1,481	189,450	85,603	11,885	-	-	538,279	826,698
Balance, 31 July 2018	24,586	435,109	261,957	27,694	38,717	1,644	1,993,928	2,783,635

Accumulated Depreciation:
Balance, 31 July 2017	-	-	-	-	-	-	-	-
Depreciation	3,177	41,169	25,446	2,554	5,500	228	89,663	167,737
Balance, 31 July 2018	3,177	41,169	25,446	2,554	5,500	228	89,663	167,737

Net Book Value:
As at 31 July 2017	-	-	-	-	-	-	-	-
As at 31 July 2018	$21,409	$393,940	$236,511	$25,140	$33,217	$1,416	$1,904,265	$2,615,898

During the year ended July 31, 2018, the Company allocated $158,926 (2017: $nil) of depreciation to cost of sales, of which $97,556 was included in the cost of inventory.

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Financial Statements

For the year ended 31 July 2018

U.S. Dollars

7.	Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions for the year ended 31 July 2018 and 2017 are as follows:

a)	During the year ended 31 July 2018, accounting fees of $29,531 (2017 - $16,321) were paid/accrued to a company controlled by the former Chief Financial Officer and a director of the Company.

b)	During the year ended 31 July 2018, consulting fees of $144,528 (2017 - $Nil) were paid/accrued to companies related to the president of the Company.

c)	During the year ended 31 July 2018, management fees of $66,759 (2017 - $Nil) were paid/accrued to a company controlled by the Chief Executive Officer of the Company.

d)	During the year ended 31 July 2018, management fees of $27,489 (2017 - $18,890) were paid/accrued to a company controlled by the Chief Financial Officer of the Company.

e)	During the year ended 31 July 2018, management fees of $Nil (2017 - $11,334) were paid/accrued to a former Chief Executive Officer of the Company.

f)	During the year ended 31 July 2018, management fees of $9,425 (2017 - $Nil) were paid/accrued to a company controlled by a director of the Company.

g)	During the year ended 31 July 2018, management fees of $Nil (2017 - $36,794) were paid/accrued to a former Chief Executive Officer of the Company.

h)	As at 31 July 2018, the Company owed $Nil (31 July 2017 - $4,805) to the former Chief Executive Officer of the Company.

i)	As at 31 July 2018, the Company owed $17,028 (31 July 2017 - $Nil) to the Chief Executive Officer of the Company and a company controlled by him.

j)	As at 31 July 2018, the Company owed $1,210 (31 July 2017 - $Nil) to a director of the Company and a company controlled by him.

k)	As at 31 July 2018, the Company owed $28,810 (31 July 2017 - $Nil) to a director of the Company and a company controlled by him.

l)	As at 31 July 2018, the Company owed $4,033 (31 July 2017 - $Nil) to the Chief Financial Officer of the Company.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

In addition, there are amounts owing to related parties resulting from the purchase of NMG (Note 8).

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Financial Statements

For the year ended 31 July 2018

U.S. Dollars

8.	Promissory Notes

In connection with the Acquisition of NMG, on 14 November 2017, the Company issued promissory notes totaling $2,175,000 to NMG Members (Note 11).

As these promissory notes are non-interest bearing, they were discounted to a present value of $1,887,863 at a rate of 12%.

The promissory notes are non-interest bearing, secured by the assets of the Company, and due the earlier of 14 February 2019 or within 30 days from the date the Company completes a financing of at least $500,000. Any unpaid amounts at maturity will bear interest at a rate of 10% per annum. At July 31, 2018, the promissory notes were accreted to their face value as it was estimated that repayment would occur imminently due to the Company’s fund raising initiatives.

	31 July 2018	31 July 2017

Balance, beginning	$-	$-
Issuance of promissory notes (Note 11)	1,887,277	-
Accretion expense	277,219	-
Foreign exchange adjustment	10,504	-
Balance, ending	$2,175,000	$-

9.	Capital Stock

The Company’s authorized share capital comprises 900,000,000 Common Shares, with a $0.0001 par value per share.

On 13 March 2017, a total of 150,000 Class A preferred shares were converted into 500,000 common shares of the Company. On 8 May 2017, the remaining 2,325,500 Class A preferred shares were converted into 7,751,765 common shares of the Company. In connection with the Acquisition, on 14 November 2017, the Company eliminated its authorized Class A Preferred share class and completed a consolidation of its common shares on the basis of three (3) pre-consolidation common shares to one (1) post-consolidation common share. Unless otherwise noted, all figures in the financial statements are retroactively adjusted to reflect the consolidation (Note 11).

On 19 April 2017, the Company closed a private placement issuing a total of 8,700,000 common shares for gross proceeds of $984,943 (CAD$1,305,000). The Company paid share issue costs of $48,115 (CAD$63,750) related to this private placement.

On 15 August 2017 and 16 August 2017, the Company closed the first two of four tranches of a non-brokered private placement and issued 8,276,294 Subscription Receipts (defined below) at a price of $0.52 (CAD$0.66) per Subscription Receipt for aggregate gross proceeds of $4,270,017 (CAD$5,462,354) (Note 11).

On 31 October 2017, the Company closed a third tranche of a non-brokered private placement and issued 757,666 Subscription Receipts at a price of $0.52 (CAD$0.66) per Subscription Receipt for aggregate gross proceeds of $390,822 (CAD$500,060) (Note 11).

On 1 November 2017, the Company closed a fourth and final tranche of a non-brokered private placement and issued 68,181 Subscription Receipts at a price of $0.52 (CAD$0.66) per Subscription Receipt for aggregate gross proceeds of $35,169 (CAD$45,000) (Note 11).

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Financial Statements

For the year ended 31 July 2018

U.S. Dollars

9.	Capital Stock – Continued

On 14 November 2017, the Company issued a total of 18,827,000 common shares valued at $6,337,190 in connection with the Acquisition of NMG (Note 11). The Company is obligated to issue 423,000 common shares, which have a fair value of $135,202 (Note 11). On 14 November 2017, a total of 9,102,141 Subscription Receipts converted to 9,102,141 common shares and 9,102,141 share purchase warrants exercisable at CAD $0.66 or CAD$0.90 for a period of 24 months pursuant to the closing of the Acquisition of NMG (Note 11). The Company issued a total of 367,286 brokers’ warrants with a fair value of $62,357 (CAD$78,122) in connection with these financings. The brokers’ warrants are exercisable at CAD$0.90 for a period of 24 months. The Company incurred other share issuance costs of $219,459 (CAD$279,352) in relation to this private placement.

On 1 December 2017, the Company closed a non-brokered private placement of 637,393 units at a price of $0.52 (CAD$0.66) per unit for aggregate gross proceeds of $330,486 (CAD$420,680). Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share of the Company at a price of CAD$0.90 per warrant for a period of 24 months from the closing.

On 16 May 2018, the Company issued 70,500 previously escrowed shares with a fair value of $31,935 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 11).

Stock options

The Company previously approved an incentive stock option plan (the “Plan”), pursuant to which the Company may grant stock options up to an aggregate of 10% of the issued and outstanding common shares in the capital of the Company from time to time.

On 24 November 2017, the Company issued an aggregate of 3,850,000 stock options in accordance with the Company’s stock option plan at an exercise price of CAD$0.66 per share for a five year term expiring 24 November 2022. The options were granted to officers, directors and consultants of the Company.

The fair value of the stock options was calculated to be $726,578 (CAD$922,403) using the Black-Scholes Option Pricing Model using the following assumptions:

Expected life of the options	5 years
Expected volatility	198%
Expected dividend yield	0%
Risk-free interest rate	1.63%

On 6 June 2018, the Company issued 175,000 stock options in accordance with the Company’s stock option plan at an exercise price of CDN$0.47 per share for a five year term expiring 6 June 2023. The options were granted to a consultant of the Company.

The fair value of the stock options was calculated to be $63,101 (CAD$81,129) using the Black-Scholes Option Pricing Model using the following assumptions:

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Financial Statements

For the year ended 31 July 2018

U.S. Dollars

9.	Capital Stock – Continued

Expected life of the options	5 years
Expected volatility	262%
Expected dividend yield	0%
Risk-free interest rate	2.16%

	31 July 2018		31 July 2017
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Opening balance	-	-	-	-
Options granted	4,025,000	CAD$0.65	-	-
Closing balance	4,025,000	CAD$0.65	-	-

Share purchase warrants and brokers’ warrants

	31 July 2018		31 July 2017
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Opening balance	-	-	-	-
Warrants issued	10,106,820	CAD$0.89	-	-
Closing balance	10,106,820	CAD$0.89	-	-

As at 31 July 2018, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
9,102,141	CAD$0.90	14 November 2019
367,286	CAD$0.66	14 November 2019
637,393	CAD$0.90	1 December 2019
10,106,820

10.	Segmented Information and Major Customers

The Company’s activities are all in the one industry segment of medical and recreational marijuana. All of the Company’s revenue generating activities and capital assets relate to this segment and are located in the USA. During the year ended July 31, 2018, the Company relied on three major customers for 37% of its revenues (31 July 2017 – Nil).

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Financial Statements

For the year ended 31 July 2018

U.S. Dollars

11.	Business Acquisition

On 15 May 2017, the Company entered into an assignment and novation agreement (the “Assignment Agreement”) with Toro Pacific Management Inc. (the “Transferor”) pursuant to which the Transferor assigned a letter of intent (the “LOI”) effective 12 May 2017 to the Company in accordance with its terms. The Assignment Agreement and the LOI contemplated a business combination transaction (the “Acquisition”) to acquire all of the issued and outstanding securities of NMG, an arm’s length Nevada-based licensed producer of medical marijuana.

As consideration for the Assignment Agreement, the Company will issue to the Transferor 1,000,000 common shares of the Company. On November 13, 2017, the Assignment Agreement was amended, whereby the Company would issue the 1,000,000 common shares as follows:

a)	470,000 common shares to Benjamin Rutledge upon closing of the Acquisition (issued);

b)	60,000 common shares to Chris Hunt upon closing of the Acquisition (issued);

c)	470,000 common shares to the Transferor according to the following schedule:

a.	1/10 of the Transferor’s shares upon closing of the Acquisition (issued);

b.	1/6 of the remaining Transferor’s shares 6 months after closing the Acquisition (issued);

c.	1/5 of the remaining Transferor’s shares 12 months after closing the Acquisition;

d.	1/4 of the remaining Transferor’s shares 18 months after closing the Acquisition;

e.	1/3 of the remaining Transferor’s shares 24 months after closing the Acquisition;

f.	1/2 of the remaining Transferor’s shares 30 months after closing the Acquisition; and

g.	of the remaining Transferor’s shares 36 months after closing the Acquisition.

The remaining 423,000 shares to be issued to the Transferor are over the 36 month period included in equity as shares to be issued with a total fair value of $135,202 (Note 9).

On 14 September 2017, the Company and Dep Nevada entered into a definitive agreement (the “Share Exchange Agreement”) with NMG. Pursuant to the Share Exchange Agreement, Dep Nevada acquired all of the issued and outstanding securities of NMG in exchange for the issuance of the Company’s common shares and certain cash and other non-cash consideration (the “Acquisition”).

The Company completed a concurrent financing consisting of 9,102,141 subscription receipts of the Company (the “Subscription Receipts”), at an issue price of CAD$0.66 per Subscription Receipt, with each Subscription Receipt being automatically converted, at no additional cost to the subscriber, upon the completion of the Acquisition for one common share and one share purchase warrant exercisable at a price of CAD$0.90 for a period of 24 months from the date of issuance. Each warrant is subject to acceleration provisions following the six-month anniversary of the date of closing, if the closing trading price of the common shares is equal to or greater than CAD$1.20 for seven consecutive trading days, at which time the Company may accelerate the expiry date of the warrants by issuing a press release announcing the reduced warrant term whereupon the warrant will expire 21 calendar days after the date of such press release. These Subscription Receipts were recognized as liability on initial receipt. During the year ended 31 July, 2018, the Acquisition closed and the shares were issued; therefore the Subscription Receipts were reclassified from liability to equity on conversion to common shares.

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Financial Statements

For the year ended 31 July 2018

U.S. Dollars

11.	Business Acquisition – Continued

On 14 November 2017, the Company closed the Acquisition, and acquired all of the issued and outstanding membership units of NMG (the “Units”). In consideration for the Units, the Company issued to the NMG Members an aggregate of 16,000,000 common shares with a fair value of $5,386,155 as well as a cash payment of $2,309,000 pro rata amongst the NMG members and promissory notes to the NMG members in the aggregate amount of $2,175,000. The Company also issued 2,037,879 common shares to TI Nevada with a fair value of $685,788, 212,121 common shares to Charles Fox with a fair value of $71,383, 47,000 common shares to Toro Pacific Management Inc. with a fair value of $15,816, 60,000 common shares to Chris Hunt with a fair value of $20,192, and 470,000 common shares to Benjamin Rutledge with a fair value of $159,114 in connection with the Acquisition. The Company has an obligation to issue a further 423,000 common shares to Toro Pacific Management Inc., which had a fair value of $135,202 on the date of acquisition. The Company recognized $330,324 in transaction costs in connection with the shares issued to non-NMG members. The promissory notes totalling $2,175,000 were discounted to a present value of $1,887,277 (Note 8). In connection with the closing of the Acquisition, the net proceeds of the Company's private placements of Subscription Receipts in support of the Acquisition was released to the Company from escrow. Immediately prior to closing of the Acquisition, the Company completed a consolidation of its common shares on the basis of three (3) pre-consolidation common shares to one (1) post-consolidation common share, as well a name change, changing the name of the Company from Deploy Technologies, Inc. to Body and Mind Inc. The Company eliminated its authorized Class A Preferred shares (Note 9).

As a result of the acquisition of NMG, the Company changed its business focus to growing and supplying medical and recreational marijuana in the state of Nevada. The acquisition of NMG was accounted for as a business combination, in which the assets acquired and the liabilities assumed are recorded at their estimated fair values. The allocation of the purchase consideration is as follows:

Purchase consideration
Share considerations	$6,143,326
Cash considerations	2,309,000
Promissory notes issued	1,887,277
TOTAL	10,339,603

Assets acquired:
Cash	260,842
Amounts receivable	253,697
Prepaid expenses	44,552
Inventory	498,680
Property and equipment	1,951,696
Brand	247,000
Licenses	7,925,000
Liabilities assumed:
Trade payable and accrued liabilities	(367,385)
Loans payable	(250,000)
Deferred tax liability	(2,860,200)

Net assets acquired	7,703,882
Goodwill	2,635,721
TOTAL	$10,339,603

Goodwill recognized comprises the assembled workforce and their knowledge with respect to NMG, regulatory affairs and the cannabis industry; and expected revenue growth and future market development with legalization of recreational cannabis in Nevada. At 31 July 2017, the Company advanced NMG $103,495. This amount was unsecured, non-interest bearing and due on demand.

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Financial Statements

For the year ended 31 July 2018

U.S. Dollars

12.	Commitments

a)	On 11 November 2014, NMG entered into a five year lease for its premises. The Company has five options to extend the lease and each option is for five years. The monthly rent was $12,500, increased to $15,000 on 1 January 2018. The guaranteed minimum monthly rent is subject to a 3% increase on each anniversary date of the lease.

b)	On 14 November 2017, the Company entered into the following consulting agreements:

i.	$16,667 per month to TI Nevada for a term of three years; and

ii.	CAD$10,000 per month to Toro Pacific Management Inc., which is controlled by an officer of the Company.

13.	Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2018	2017

Net loss	$(2,685,782)	$(367,159)
Federal and state income tax rates	26.45%	35%

Expected income tax recovery	(710,389)	(128,506)
Permanent differences	528,510	-
Change in estimates and others	225,902	3,325
Change in tax rates	(725,324)	-
Change in benefit not recognized	(223,420)	125,181
Total income tax recovery	$(904,722)	$-

The significant components of the Company's deferred income tax assets and liabilities are as follows:

	As at 31 July 2018	As at 31 July 2017

Deferred income tax asset
Net income tax operating loss carry forward	$985,290	$1,208,710
Deferred tax allowance	(985,290)	(1,208,710)
Deferred income tax liability
Brand and Licenses	1,716,120	-
Net deferred income tax liability	$1,716,120	$-

The income tax operating losses carried forward expire between 2031 and 2038.

Body and Mind Inc. (formerly Deploy Technologies Inc.)

Notes to Consolidated Financial Statements

For the year ended 31 July 2018

U.S. Dollars

14.	Investment in NMG Ohio LLC

On 7 June 2018, the Company acquired a 30% interest in NMG Ohio LLC (“NMG Ohio”). During the period ended July 31, 2018, the Company invested $77,600 in NMG Ohio. The investment is accounted for using the equity method of accounting.

15.	Subsequent Events

On October 30, 2018 the Company entered into a strategic investment agreement (the “Investment Agreement”) with Australis Capital Inc. (“Australis”). Pursuant to the terms of the Investment Agreement, Australis will acquire (i) 16,000,000 units (the “Units”) of BaM, each comprised of one common share (a “Common Share”) and one common share purchase warrant (a “Warrant”) of the Company, at a purchase price of CAD$0.40 per Unit for gross proceeds of CAD$6,400,000, and (ii) CAD$1,600,000 principal amount 8% unsecured convertible debentures (the “Debentures”) of the Company maturing two years following the date of issue (collectively, the “Financing”). Each Warrant is exercisable to acquire one Common Share of the Company at an exercise price of CAD$0.50 per share for a period of two years, subject to adjustment and acceleration in certain circumstances.

The Debentures will bear interest from the date of issuance (the “Issue Date”) at a rate of 8% per annum, calculated and payable semi-annually, in arrears. Repayment of the then outstanding principal amount of the Debentures, together with any accrued and unpaid interest thereon, is to be made on or prior to the date that is two years from the Issue Date (the “Maturity Date”). The Debentures are convertible at the option of Australis into Common Shares at a conversion price equal to CAD$0.55 per Common Share up to the Maturity Date, subject to adjustment and acceleration in certain circumstances.

Under the terms of the Investment Agreement, the parties have agreed to negotiate in good faith a license agreement pursuant to which the Company will grant Australis an exclusive and assignable license to use the BaM brand outside of the United States of America on commercially reasonable terms.

In addition, the Company will enter into a commercial advisory agreement with Australis Capital (Nevada) Inc. (“Australis Nevada”), a wholly-owned subsidiary of Australis, pursuant to which Australis Nevada will provide advisory and consulting services to the Company for a term ending on the date that is the earlier of: (i) five years following the closing of the transactions contemplated by the Investment Agreement, and (ii) the date Australis no longer holds 10% or more of the issued and outstanding Common Shares. Subject to certain exceptions, Australis will be entitled to maintain its’ pro rata interest in the Company until such time as it no longer holds 10% or more of the issued and outstanding Common Shares.

Subject to applicable laws and the rules of the CSE, for as long as Australis owns at least 10% of the issued and outstanding Common Shares, Australis will be entitled to nominate one director for election to the Board of Directors of the Company (the “Board”). If Australis exercises all of the Warrants and converts all of the Debentures purchased in the Financing, Australis will be entitled to nominate a second director for election to the Board.

On November 2, 2018 the Company executed the Investment Agreement and completed the sale of securities pursuant to the Investment Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Management's annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of July 31, 2018.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. This attestation report by our registered public accounting firm was not required pursuant to rules of the SEC that permit us to provide only our management’s report on internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action by implementing additional enhancements or improvements, or deploying additional human resources as may be deemed necessary.

Changes in internal control over financial reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All Body and Mind directors hold office until the next annual general meeting of the shareholders unless his office is earlier vacated in accordance with our Articles or he becomes disqualified to act as a director. Body and Mind officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Body and Mind executive officers and directors and their respective ages as of the date of this report are as follows:

Name and Position(1)	Age	Principal Occupation and Positions Held During the Last Five Years(1)
Leonard Clough CEO, President & Director	43	CEO and Director of Body and Mind Inc. (Mar 2017 to present); Owner and President of Toro Pacific Management Inc. (Aug 2012 to present)

Darren Tindale CFO	46

CFO and director of Body and Mind Inc. (March, 2017 to present). CFO of Batero Gold Corp. (Dec 2012 to Dec 2013). Director of Finance of Bingham Group Services Corp. (Dec 2015 to July 2016). Owner and President of Stonerock Financial Ltd. (June 2010 to present).

Robert Hasman Director	37

Director of Body and Mind Inc. (Nov 2017 to present); CEO and founder of NMG (Jan 2014 to present). President, founder and corporate broker of Resort Holdings Company, LLC (Jan 2009 to present) and TI Nevada, LLC President (May 2014 to present).

Kevin Hooks Director	55	Director of Body and Mind Inc. (Nov 2017 to present); President and CEO of The Virtuous Group (Jan 2010 to present).

Scott Dowty Director	50

Director of Body and Mind Inc. (Nov. 2018 to present); CEO of Australis Capital Inc. (June 2018 to present); CEO and Founder of Passport Technologies Inc. (Jul 2016 to present); Chief Revenue Officer of Apriva LLC (Oct 2017 to present).

Dong Shim Director	35

Director of Body and Mind Inc. (Jul 2016 to present); President and founder of both SHIM Accounting Corporation (June 2013 to present) and Golden Tree Capital Corp. (November 2015 to present). CFO for International Private Vault Inc. (March 2014 to present), and a director of National Issuer Services Ltd. (December 2016 to present). CEO and CFO for Tabu Equity Investments Inc. (May 2017 to present), CFO for ePlay Digital Inc., (November 2016 to present), CFO for Arizona Silver Exploration Inc. (August 2017 to present), CFO for Canamex Resources Corp. (August 2017 to present), CFO for Mission Ready Solutions Inc. (June 2017 to present), CFO for Organimax Nutrient Corp. (April 2018 to present), CFO for Vanc Pharmaceuticals Inc. (February 2018 to September 2018).

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Leonard Clough Mr. Clough has been our Chief Executive Officer, President and Director since November 14, 2017. Mr. Clough has been involved in capital markets for more than 20 years. He first began his career at RBC Dominion Securities Inc. where he spent 13 years. He then founded Kingfisher Advisors SA, an investment management company formed to manage a registered Cayman Islands mutual fund specializing in special situations and mining. Mr. Clough is currently the President of Toro, a diversified holding company and serves as a director of Dynasty Metals & Mining Inc.

Mr. Clough devotes approximately 70% of his time to us. Mr. Clough has entered into a consulting agreement with us.

Robert Hasman Mr. Hasman has been our Director since November 14, 2017. Mr. Hasman is the founder and CEO of NMG. As CEO of NMG, Mr. Hasman was responsible for building the NMG, which included directing all aspects of strategy, growth, coordinating and supervising of all phases of construction & business development process from conceptual through final construction. Mr. Hasman was responsible for obtaining state and local licensing for three medical marijuana facilities, sourced real estate, secured management and operational personnel, met with local government officials, coordinated with design consultants, and crafted application materials. Mr. Hasman was also responsible for all operation, hands-on knowledge of all aspects of operating a commercial regulated medical marijuana cultivation and production facility, compliance, construction and managing a large-scale cultivation facility. Mr. Hasman obtained a Bachelor of Arts degree in Political Science from the University of Ohio.

Mr. Hasman devotes approximately 70% of his time to us. Mr. Hasman has entered into a consulting agreement with us.

Kevin Hooks Mr. Hooks has been our Director since November 14, 2017. Mr. Hooks has over 22 years of experience in the area of pharmacy practice. He has been a Nevada resident since 1992. In addition to the proactive member centric educational programs that Mr. Hooks has been directly involved in, he has worked close with other agencies to provide physicians with the tools needed to better their specific practice and prescribing of pharmaceuticals. Mr. Hooks was a founder and former CEO of Catalyst RX, a pharmacy benefit manager with over $6 billion USD in sales. Catalyst RX was sold in 2012 for $4.4 billion USD. Mr. Hooks is a graduate of Ohio State University and University of Toledo with a Bachelor of Science in Pharmacy.

Mr. Hooks devotes approximately 15% of his time to us.

Dong Shim Mr. Shim has been our Director since December 15, 2016. Mr. Shim is a Chartered Professional Accountant in Canada and a Registered Certified Public Accountant in the state of Illinois, USA. He is currently the President and founder of both SHIM Accounting Corporation and Golden Tree Capital Corp. providing accounting and other business advisory services to numerous companies in various industries. Mr. Shim also serves as the CFO for International Private Vault Inc., a private company based in British Columbia, Canada, and as a director of National Issuer Services Ltd., a transfer agent company based in British Columbia, Canada.

Mr. Shim devotes approximately 15% of his time to us.

Scott Dowty Mr. Dowty has over 25 years of experience evaluating companies and markets to identify key business drivers and spur rapid revenue and profit growth in competitive and highly regulated global markets. Mr. Dowty has held senior executive and corporate officer positions with numerous publicly traded U.S. based companies, and is currently the Chief Executive Officer and director of Australis Capital Inc. (CSE: AUSA) a company which identifies and invests in the cannabis industry predominately in the United States. In addition, Mr. Dowty is currently the Chief Revenue Officer of Apriva LLC, a leading provider of omnichannel payment solutions and secure mobile communications. Mr. Dowty started his payments career after nearly ten years of founding, building and successfully selling startups in Canada. He spent five years as director of CIBC Card Products and general manager and senior vice president at First Data International in Toronto, Canada between 1995 and 2005. Mr. Dowty transitioned to Las Vegas, Nevada in November 2005 serving Global Cash Access (NYSE:EVRI) as chief marketing officer (Section 16 Officer) and executive vice president responsible for all International business and much of the domestic operations. Prior to his position with Apriva LLC, Mr. Dowty was with CardConnect where he served as Chief Revenue Officer and Executive Vice president through their acquisition by Fintech Development Corp to CareConnect Inc (NASDAQ:CCN) which was subsequently acquired by First Data Corp (NYSE:FDC). Mr. Dowty is also the Founder and CEO of Passport Technology Inc., a leading developer of technology-based products and services for worldwide payments, gaming and financial services markets.

Mr. Dowty devotes approximately 15% of his time to us.

Darren Tindale Mr. Tindale has been our Chief Financial Officer since March 6, 2017. Mr. Tindale brings over 17 years of financial accounting and management experience and has worked for both public and private companies. Mr. Tindale has served as Chief Financial Officer for numerous TSX Venture listed companies.

Mr. Tindale devotes approximately 50% of his time to us.

Significant Employees

Body and Mind does not have any employees and its officers and directors provide their services on a consulting basis. NMG has 32 employees at its location in Nevada.

Family Relationships

There are currently no family relationships between any of the members of the board of directors or the executive officers.

Involvement in Certain Legal Proceedings

Except as disclosed in this Registration Statement, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

a.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

b.	Engaging in any type of business practice; or

c.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

a.	Any Federal or State securities or commodities law or regulation; or

b.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

c.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

In 2010, Mr. Hasman was acting as manager of Resort Holdings 2, LLC (“Resort 2”). Resort 2 filed Chapter 11 for a default of a commercial loan. Mr. Hasman was the personal guarantor for the commercial loan on a property located in Las Vegas, Nevada that was owned by Resort 2. The property was foreclosed and a judgment was filed against Mr. Hasman. On July 28, 2017 Mr. Hasman signed an official settlement agreement.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(A) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(A) forms they file. We only became subject to the reporting requirements under Section 13 of the Exchange Act on July 31, 2018, and therefore, no such filings were required to be filed during our fiscal year ended July 31, 2018.

Code of Ethics

We have not adopted a written Code of Ethics at this time that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Board of Directors are reviewing the necessity of adopting such a document given we are still in the start-up develpoment stage and have limited employees, officers and directors.

Board Committees

Nominating Committee

We do not have a Nominating Committee. Since our formation we have relied upon the personal relationships of our President to attract individuals to our Board of Directors.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Compensation Committee

We do not have a Compensation Committee. Our entire Board of Directors review and recommend the salaries, and benefits of all employees, consultants, directors and other individuals compensated by us.

Audit Committee

We do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors.

Our Board of Directors has determined that we have at least one financial expert. Mr. Shim is considered independent.

An audit committee financial expert means a person who has the following attributes:

(a)	An understanding of generally accepted accounting principles and financial statements;

(b)	The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

(c)	Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer's financial statements, or experience actively supervising one or more persons engaged in such activities;

(d)	An understanding of internal control over financial reporting; and

(e)	An understanding of audit committee functions.

ITEM 11. EXECUTIVE COMPENSATION

General

For the purposes of this section:

“CEO” means an individual who acted as the Chief Executive Officer of Body and Mind, or acted in a similar capacity, for any part of the most recently completed financial year;

“CFO” means an individual who acted as the Chief Financial Officer of Body and Mind, or acted in a similar capacity, for any part of the most recently completed financial year;

“incentive plan” means any plan providing compensation that depends on achieving certain performance goals or similar conditions within a specified period;

“incentive plan award” means compensation awarded, earned, paid or payable under an incentive plan;

“NEO” means each of the following individuals:

(a)	a CEO;

(b)	a CFO;

(c)

each of Body and Mind’s three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the CEO and CFO, at the end of the most recently completed financial year whose total compensation was, individually, more than $150,000 for that financial year; and

(d)

each individual who would be a NEO under paragraph (c) but for the fact that the individual was neither an executive officer of Body and Mind, nor acting in a similar capacity, at the end of that financial year;

“option-based award” means an award under an equity incentive plan of options, including, for greater certainty, share options, share appreciation rights and similar instruments that have option-like features; and

“share-based award” means an award under an equity incentive plan of equity-based instruments that do not have option-like features, including, for greater certainty, common shares, restricted shares, restricted share units, deferred share units, phantom shares, phantom share units, common share equivalent units, and stock.

Compensation Discussion and Analysis

Compensation Program Objectives

Body and Mind has not established a strategy for setting executive salary levels, creating standards it applies in setting compensation levels or what factors it intends to encourage by establishing compensation levels. Body and Mind has issued Body and Mind Common Shares periodically to NEOs in lieu of cash compensation and reimbursement of expenses. When it begins to generate revenue from the sale of its technology and products, the Issuer expects to compensate NEOs at levels comparable to executive officers of companies within its industry at similar stages of growth.

The Body and Mind Board does not currently consider the implications of the risks associated with the Issuer’s compensation policies and practices.

Although permitted, at this time no NEO or director has or intends to purchase financial instruments that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the NEO or director.

Elements of the Compensation Program

The total compensation plan for NEOs only consists of one component at this time: base salary or consulting fees. There is no policy or target regarding cash and non-cash elements of Body and Mind’s compensation program. To date, Body and Mind has not granted any stock options to NEOs.

Base Salary

The base salary component of NEO compensation is intended to provide a fixed level of competitive pay that reflects each NEO’s primary duties and responsibilities. The policy of Body and Mind is that salaries for its NEOs are competitive within its industry and generally set at the median salary level among entities its size.

The rationale of Body and Mind is to focus compensation on variable or performance-based compensation.

Stock Options

Effective October 25, 2012, the Body and Mind Board adopted the 2012 Incentive Stock Option Plan (the “Body and Mind Option Plan”). The purpose of the Body and Mind Option Plan is to enhance the long-term shareholder value of Body and Mind by offering opportunities to directors, executive officers, key employees and eligible consultants of Body and Mind to acquire Body and Mind Common Shares in order to give these persons the opportunity to participate in Body and Mind’s growth and success, and to encourage them to remain in the service of Body and Mind.

Previous grants will be taken into account when considering new grants and a maximum of 10% of the number of issued and outstanding Body and Mind Common Shares are available for issuance under the Body and Mind Option Plan. There are currently 4,025,000 options issued under the Body and Mind Option plan.

Compensation Governance

Body and Mind does not currently have a compensation committee. The Body and Mind Board is responsible for determining the compensation to be paid to the directors and executive officers of Body and Mind. Body and Mind does not have any formal compensation policies and the practices adopted by the Body and Mind Board to determine the compensation for Body and Mind’s directors and executive officers is described above.

Summary Compensation Table

Dong Shim, director and Body and Mind’s former Chief Executive Officer and Chief Financial Officer, Darren Tindale, Body and Mind’s current Chief Financial Officer, and Murray Simser, Body and Mind’s former Chief Executive Officer and director are NEOs for the purposes of the following disclosure.

The compensation for those NEOs, directly or indirectly, for Body and Mind’s most recently completed financial years is as follows:

			Share-	Option-	Non-equity incentive plan compensation ($)		Nonqualified deferred
Name and Principal Position	Fiscal Year	Salary (CAD$)	based awards (CAD$)	based awards (CAD$)	Annual incentive plans	Long-term incentive plans	compensation earnings ($)	All other compensation ($)	Total compensation (CAD$)

Dong Shim(1)	2018	49,600	-	47,917	-	-	-	-	97,517
Director, Former CEO and CFO	2017	21,600	-	-	-	-	-	-	21,600

Darren Tindale(2)	2018	60,000	-	47,917	-	-	-	-	107,917
CFO	2017	25,000	-	-	-	-	-	-	25,000

Murray Simser(3)	2018	3,425	-	-	-	-	-	-	3,425
Former CEO and director	2017	15,000	-	-	-	-	-	-	15,000

David Eppert(4)	2018	-	-	-	-	-	-	-	-
Former Chairman, President, CEO and director	2017	48,750	-	-	-	-	-	-	48,750

Leonard Clough(5)	2018	66,759	-	47,917	-	-	-	-	114,676
CEO and director	2017	-	-	-	-	-	-	-	-

Notes:

(1)	Mr. Shim was appointed CFO in December 2016. He resigned on March 6, 2017 and was reappointed as interim CEO in August 2017 and resigned on November 14, 2017 when Mr. Clough was appointed as CEO.
(2)	Mr. Tindale was appointed CFO on March 7, 2017.
(3)	Mr. Simser resigned from Body and Mind in August 2017, concurrent with the appointment of Mr. Shim as interim CEO.
(4)	Mr. Eppert resigned from Body and Mind in July 2016, concurrent with the appointment of Mr. Simser as the new Chairman, President, CEO and Director of Body and Mind.
(5)	Mr. Clough was appointed CEO and a director on November 14, 2017.

During our most recently completed financial years, we did not pay any other executive compensation to our NEOs.

Effective November 14, 2017, we entered into a formal consulting agreement with Toro, whereby Toro will provide the services of our new Chief Executive Officer, Leonard Clough, for an annual salary of CAD$120,000. Leonard Clough, through Toro, is also entitled to a severance fee of CAD$60,000.

Effective November 14, 2017, we entered into a formal consulting agreement with TI Nevada, whereby TI Nevada will provide the services of NMG’s President, Robert Hasman, for an annual salary of $200,000. Robert Hasman, through TI Nevada, is also entitled to a severance fee of $100,000.

Incentive Plan Awards

We do not have any share-based awards, option-based awards or incentive plan awards outstanding at the end of our most recently completed financial year.

However, on November 24, 2017, we granted options to the following NEOs:

	# of Options	Fair Value (CAD)
Leonard Clough	200,000	$47,917
Dong Shim	200,000	$47,917
Darren Tindale	200,000	$47,917

Pension Plan Benefits

We have no pension plans that provide for payments or benefits at, following or in connection with retirement.

Director Compensation

We do not currently provide any compensation to our directors in their capacity as such. As a result, none of our directors received any compensation in any form during our most recently completed financial year.

However, on November 24, 2017, we granted options to the following directors, which has not already been disclosed above as options granted to NEOs:

	# of Options	Fair Value
Robert Hasman	1,000,000	$239,585
Chris MacLeod(1)	200,000	$47,917
Kevin Hooks	200,000	$47,917

Notes:

(1)	Mr. MacLeod resigned from Body and Mind in November 2, 2018, concurrent with the appointment of Scott Dowty as the new director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of Body and Mind common stock owned beneficially as of November 9, 2018 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner(1)		Percentage of class
Persons owning more than 5% of voting securities
Common Stock	The Rozok Family Trust(2) San Diego, California	3,600,000		5.6%
Common Stock	MBK Investments, LLC(3) Calabasas, California	3,600,000		5.6%
	Australis Capital Inc.(4) Vancouver, British Columbia	34,909,090	(5)	42.1%
Officers and Directors
Common Stock	Scott Dowty Vancouver, British Columbia	Nil		0%
Common Stock	Dong Shim Vancouver, BC	273,792	(6)	*
Common Stock	Darren Tindale North Vancouver, British Columbia	400,000	(7)	*
Common Stock	Leonard Clough West Vancouver, British Columbia	1,572,501	(8)	2.4%
Common Stock	Robert Hasman Las Vegas, Nevada	6,957,879	(9)	10.7%
Common Stock	Kevin Hooks Las Vegas, Nevada	4,120,000	(10)	6.4%
Common Stock	All executive officers and directors as a group (six persons)	13,324,172	(11)	20.2%

Notes:

(*)	Less than 1%.
(1)

Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)	Peter and Susan Rozok exercise shared voting and dispositive power over the shares held by The Rozok Family Trust
(3)	Mark Kanter exercises sole voting and dispositive power over the shares held by MBK Investments, LLC
(4)	The board of directors of Australis Capital Inc. exercises voting and dispositive power over the shares held by Australis Capital Inc.
(5)

This figure includes: (i) 16,000,000 shares of common stock held by Australis Capital Inc.; (ii) 16,000,000 shares of common stock issuable to Australis Capital Inc. upon exercise of outstanding warrants that are exercisable within 60 days; and (iii) 2,909,090 shares of common stock issuable to Australis Capital Inc. upon conversion of an outstanding convertible debenture that is convertible within 60 days.

(6)

This figure includes: (i) 73,792 shares of common stock held by Mr. Shim; and (ii) 200,000 stock options held of record by Mr. Shim which are vested and are exercisable into 200,000 shares of common stock at CAD$0.66 per share expiring on November 24, 2022.

(7)

This figure includes: (i) 200,000 shares of common stock held by Mr. Tindale’s wife; and (ii) 200,000 stock options held of record by Mr. Tindale which are vested and are exercisable into 200,000 shares of common stock at CAD$0.66 per share expiring on November 24, 2022.

(8)

This figure includes: (i) 413,334 shares of common stock held by Mr. Clough; (ii) 888,667 shares of common stock held by Toro Pacific Management Inc. (“Toro”), a company controlled by Mr. Clough; (iii) 70,500 shares of common stock to be issued to Toro on November 14, 2018; and (iv) 200,000 stock options held of record by Mr. Clough which are vested and are exercisable into 200,000 shares of common stock at CAD$0.66 per share expiring on November 24, 2022.

(9)

This figure includes: (i) 3,920,000 shares of common stock held by SW Fort Apache LLC an entity controlled by Mr. Hasman; (ii) 2,037,879 shares of common stock held by TI Nevada, an entity controlled by Mr. Hasman; and (iii) 1,000,000 stock options held of record by Mr. Hasman which are vested and are exercisable into 1,000,000 shares of common stock at CAD$0.66 per share expiring on November 24, 2022.

(10)

This figure includes: (i) 3,920,000 shares of common stock held by KAJ Universal Real Estate Investments, LLC an entity controlled by Mr. Hooks and (iii) 200,000 stock options held of record by Mr. Hooks which are vested and are exercisable into 200,000 shares of common stock at CAD$0.66 per share expiring on November 24, 2022.

(11)

This figure includes: (i) 11,453,672 shares of common stock; (ii) stock options to purchase 1,800,000 shares of our common stock; and (iii) 70,500 shares of common stock to be issued to Toro on November 14, 2018.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described herein, none of the following parties (each a “Related Party”) has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or officers;
•	any person proposed as a nominee for election as a director;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
•	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Related Party Transactions during the year ended July 31, 2018

	Accounts Payable	Consulting Fees	Debt Forgiveness
Dong Shim (Director and former CFO)	$1,210	$38,956	Nil
Leonard Clough (CEO & Director)	$17,028	$66,759	Nil
Darren Tindale (CFO)	$4,033	$47,124	Nil
Robert Hasman (Director)	Nil	$144,528	Nil
Chris Macleod (Director)	Nil	Nil	Nil
Kevin Hooks (Director)	Nil	Nil	Nil

Related Party Transactions during the fiscal year ended July 31, 2017:

	Accounts Payable	Consulting Fees	Debt Forgiveness (Capital Transaction)
Murray Simser (former CEO and former director)	$4,805	$11,334	Nil
Dong Shim (Director, shareholder)	Nil	$16,321	$965
Darren Tindale (CFO, shareholder)	Nil	$18,890	Nil
David Eppert (former CEO and former director)	Nil	Nil	$4,138

Of the $62,054 debt forgiveness in fiscal 2017, $10,091 was a recorded as a capital transaction and $51,963 was expensed. The debt forgiveness in 2017 consisted primarily of accrued consulting fees and related to directors and/or officers with significant shareholder positions. The purpose of the debt forgiveness was to provide the Company with a more favorable balance sheet to attract potential investors or business opportunities.

Our Board reviews any proposed transaction involving Related Parties and considers whether such transactions are fair and reasonable and in Body and Mind’s best interests.

We currently have $1,000,000 in promissory notes that have a maturity date which is the earlier of February 14, 2020 or 30 days after the closing of an equity or debt financing for an aggregate amount of at least $5,000,000. Of this amount, $245,000 is owed to a company owned and controlled by an independent director and $245,000 is owed to a company owned and controlled by a director of the Company. These promissory notes belong to the Vendors of the Body and Mind Inc. and Nevada Medical Group LLC business combination completed in November 2017.

Director Independence

As of the date of this Registration Statement, our common stock is traded on the CSE. The CSE does not impose standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence. However, under the definition of “Independent Director” as set forth in the NYSE American Company Guide Section 8.03A, we currently have two of our five directors that would qualify as independent directors under the definition in the NYSE American Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2018	2017
Audit fees	$40,000	$8,000
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	5,000	20,000
Total fees paid or accrued to our principal accountants	$45,000	$28,000

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Pre-Approval of Services by the Independent Auditor

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15 – EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document
2.1(1)	Share Exchange Agreement among Deploy, NMG and NMG Members dated September 14, 2017
3.1(1)	Articles of Incorporation
3.2(1)	Articles of Merger dated September 17, 2010
3.3(1)	Amended and Restated Bylaws
3.4(1)	Certificate of Amendment dated September 30, 2011
3.5(1)	Certificate of Amendment dated September 2, 2014
3.6(1)	Certificate of Change dated November 11, 2014
3.7(1)	Certificate of Amendment dated April 11, 2017
3.8(1)	Certificate of Amendment dated November 14, 2017
3.9(1)	Certificate of Change dated November 14, 2017
3.10(1)	Articles of Exchange dated December 6, 2017
3.11(1)	Certificate of Correction dated December 6, 2017
4.1(1)	2012 Incentive Stock Option Plan
10.1(1)	Assignment and Novation Agreement dated May 12, 2017
10.2(1)	Amendment to Assignment and Novation Agreement dated November 13, 2017
10.3(1)	Consulting Agreement with TI Nevada dated November 14, 2017
10.4(1)	Consulting Agreement with Toro dated November 14, 2017
10.5(1)	Lease Agreement dated November 10, 2017
10.6(1)	Promissory Note issued by the Company to KAJ Universal Real Estate Investments, LLC dated November 14, 2017
10.7(1)	Promissory Note issued by the Company to MBK Investments, LLC dated November 14, 2017
10.8(1)	Promissory Note issued by the Company to NV Trees, LLC dated November 14, 2017
10.9(1)	Promissory Note issued by the Company to The Rozok Family Trust dated November 14, 2017
10.10(1)	Promissory Note issued by the Company to SW Fort Apache, LLC dated November 14, 2017
10.11(1)	Master Promissory Note issued by the Company to TI Nevada, LLC dated November 14, 2017
10.12(2)	Pepper Lane North LLC - Operating Agreement
10.13(2)	Pepper Lane North LLC – Lease Termination Agreement
10.14(3)	Investment Agreement between Australis Capital Inc. and Body and Mind Inc., dated October 30, 2018
10.15(3)	Form of Amending Agreement between Body and Mind Inc., DEP Nevada Inc., Nevada Medical Group LLC and the Vendor, dated November 2, 2018
21.1(1)	Subsidiaries of Body and Mind
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
32.1(*)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(1)	Form of Voluntary Pooling Agreement with NMG Members
99.2(1)	Escrow Agreement with principals of Deploy dated November 10, 2017
99.3(1)	Form of Pooling Agreement with certain securityholders of the Company
99.4(1)	Amendment to Pooling Agreement with certain securityholders of the Company
99.5(1)	Certification as Medical Marijuana Cultivation Establishment dated November 5, 2017
99.6(1)	Certification as Medical Marijuana Production Establishment dated December 10, 2017
99.7(1)	Conditional Cultivation Business License dated January 1, 2018
99.8(1)	Conditional Production Business License dated January 1, 2018
99.9(1)	Clark County Limited Cultivation Business License dated January 1, 2018
99.10(2)	Conditional Cultivation Business License dated July 1, 2018
99.11(2)	Conditional Production Business License dated July 1, 2018
99.12(2)	Nevada State Business License for NMG dated January 30, 2018
99.13(2)	State of Nevada Medical Marijuana Cultivation Registration Certificate
99.14(2)	State of Nevada Medical Marijuana Production Registration Certificate
99.15(2)	State of Nevada Marijuana Cultivation Facility License
99.16(2)	State of Nevada Marijuana Product Manufacturing License
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

Notes:

_________

(*)	Filed herewith.

(1)	Previously filed as an exhibit to our Form 10 filed with the SEC on June 1, 2018.
(2)	Previously filed as an exhibit to our Form 10 filed with the SEC on October 30, 2018.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 5, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODY AND MIND INC.

Dated: November 13, 2018	By:	/s/ Leonard Clough
Leonard Clough, Chief Executive Officer and a director (Principal Executive Officer)

Dated: November 13, 2018	By:	/s/ Darren Tindale
Darren Tindale, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 13, 2018	By:	/s/ Leonard Clough
Leonard Clough, Chief Executive Officer and a director (Principal Executive Officer)

Dated: November 13, 2018	By:	/s/ Darren Tindale
Darren Tindale, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2018	By:	/s/ Robert Hasman
Robert Hasman, Director

Dated: November 13, 2018	By:	/s/ Kevin Hooks
Kevin Hooks, Director

Dated: November 13, 2018	By:	/s/ Dong Shim
Dong Shim, Director

