Form 10-Q
period 2018-10-31
BODY & MIND INC.
filed 2018-12-24
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at December 17, 2018, was 68,479,141.

BODY AND MIND INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.	Statement 1

Consolidated Interim Balance Sheets
(U.S. Dollars)

	As at 31 October 2018	As at 31 July 2018
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$100,481	$324,837
Amounts receivable	676,990	632,477
Prepaids	170,218	99,014
Inventory (Note 3)	1,112,512	953,417
Total current assets	2,060,201	2,009,745

Investment in NMG Ohio LLC (Note 12)	99,242	77,600
Property and equipment (Note 4)	2,590,213	2,615,898
Brand and licenses (Note 10)	8,172,000	8,172,000
Goodwill (Note 10)	2,635,721	2,635,721
TOTAL ASSETS	$15,557,377	$15,510,964

LIABILITIES
Current
Accounts payables	$550,288	$447,703
Accrued liabilities	95,239	95,481
Income taxes	362,913	239,358
Due to related parties (Note 5)	10,075	51,081
Promissory notes (Note 6)	2,175,000	2,175,000
Total current liabilities	3,193,515	3,008,623

Deferred tax liability	1,716,120	1,716,120
TOTAL LIABILITIES	4,909,635	4,724,743

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 7)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
47,774,817 (31 July 2018 – 47,774,817) Common Shares	4,778	4,778
Additional Paid-in Capital	16,918,082	16,918,082
Shares to be issued (Note 11)	103,267	103,267
Other Comprehensive Income	605,720	532,405
Deficit	(6,984,105)	(6,772,311)
TOTAL STOCKHOLDERS’ EQUITY	10,647,742	10,786,221
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,557,377	$15,510,964

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc.	Statement 2

Consolidated Interim Statements of Operations (Unaudited)
(U.S. Dollars)

	Three Month Period Ended 31 October
	2018	2017

Sales	$1,325,978	$-
Sales tax	(131,419)	-
Cost of sales	(737,621)	-
	456,938	-

General and Administrative Expenses
Accounting and legal (Note 5)	78,381	226,733
Consulting fees	2,600	52,560
Depreciation	3,140	-
Insurance	22,238	-
Management fees (Note 5)	52,844	21,940
Office and miscellaneous	85,092	62,162
Regulatory, filing and transfer agent fees	7,196	10,850
Rent	18,362	-
Salaries and wages	194,175	-
Travel	2,023	2,472
	(466,051)	(376,717)
Loss Before Other Items	(9,113)	(376,717)
Other Items
Foreign exchange, net	(71,554)	(72,903)
Interest income	48	-
Loss of equity investee (Note 12)	(7,620)	-
Write off of amounts receivable	-	(888)
Net Loss for the Period Before Income Tax	$(88,239)	$(450,508)
Income tax expense	(123,555)	-
Net Loss for the Period	(211,794)	(450,508)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	73,315	(73,728)
Comprehensive Loss for the Period	$(138,479)	$(524,236)
Loss per Share – Basic and Diluted	$0.00	$(0.02)
Weighted Average Number of Shares Outstanding	47,774,817	19,137,658

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc. (formerly Deploy Technologies Inc.)	Statement 3

Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)
(U.S. Dollars)

	Share Capital		Additional		Other
	Common Shares		Paid-in	Shares to be	Comprehensive
	Number	Amount	Capital	Issued	Income	Deficit	Total
Balance – 31 July 2017	19,137,783	$1,914	$4,954,932	$-	$356,828	$(4,991,251)	$322,423
Private placements (Note 7)	9,739,534	974	5,025,520	-	-	-	5,026,494
Acquisition of Nevada Medical Group LLC (Notes 7 and 10)	18,827,000	1,883	6,335,482	135,202	-	-	6,472,567
Issuance of escrowed shares (Notes 7 and 10)	70,500	7	31,928	(31,935)	-	-	-
Share issue costs (Note 7)	-	-	(219,459)	-	-	-	(219,459)
Stock-based compensation (Note 7)	-	-	789,679	-	-	-	789,679
Foreign currency translation adjustment	-	-	-	-	175,577	-	175,577
Loss for the period	-	-	-	-	-	(1,781,060)	(1,781,060)
Balance – 31 July 2018	47,774,817	4,778	16,918,082	103,267	532,405	(6,772,311)	10,786,221
Foreign currency translation adjustment	-	-	-	-	73,315	-	73,315
Loss for the period	-	-	-	-	-	(211,794)	(211,794)
Balance – 31 October 2018	47,774,817	$4,778	$16,918,082	$103,267	$605,720	$(6,984,105)	$10,647,742

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc. (formerly Deploy Technologies Inc.)	Statement 4

Consolidated Interim Statements of Cash Flows (Unaudited)
(U.S. Dollars)

	Three Month Period Ended 31 October
Cash Resources Provided By (Used In)	2018	2017

Operating Activities
Loss for the period	$(211,794)	$(450,508)
Items not affecting cash:
Depreciation	69,557	-
Income tax	123,555	-
Foreign exchange	738	-
Loss on equity accounted investment	7,620	-
Amounts receivable and prepaids	(115,717)	(25,986)
Inventory	(159,095)	-
Trade payables and accrued liabilities	102,343	192,330
Due to related parties	(41,006)	(4,805)
	(223,799)	(288,969)

Investing Activities
Investment in Nevada Medical Group, LLC	-	(92,674)
Investment in NMG Ohio, LLC	(30,000)	-
Purchase of property and equipment	(43,872)	-
	(73,872)	(92,674)

Financing Activities
Subscription receipts	-	4,769,943
	-	4,769,943

Effect of exchange rate changes on cash	73,315	(73,728)

Net Increase (Decrease) in Cash	(224,356)	4,314,572
Cash– Beginning	324,837	366,584
Cash– Ending	$100,481	$4,681,156

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2018
U.S. Dollars

1.	Nature and Continuance of Operations

Body and Mind Inc. (the “Company”) was incorporated on 5 November 1998 in the State of Delaware, USA. On 14 November 2017, the Company acquired Nevada Medical Group, LLC (“NMG”) and changed its name to Body and Mind Inc. The Company is now a supplier and grower of medical and recreational marijuana in the state of Nevada (Note 10).

These unaudited consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 31 July 2018. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended 31 July 2018. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended 31 October 2018 are not necessarily indicative of the results that may be expected for the year ending 31 July 2019.

These unaudited consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At 31 October 2018, the Company had cash of $100,481 (31 July 2018 – $324,837) and a working capital deficit of $1,133,314 (31 July 2018 –$998,878).

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

At 31 October 2018, the Company had incurred losses from activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, DEP Nevada Inc. (“Dep Nevada”), incorporated in the State of Nevada on 10 August 2017, andNMG from the date of acquisition on 14 November 2017.

All inter-company transactions are eliminated upon consolidation.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2018
U.S. Dollars

2.	Recent Accounting Pronouncements

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

3.	Inventory

	31 October 2018	31 July 2018

Raw materials	$9,321	$9,705
Work in progress	252,707	151,039
Finished goods	454,738	567,563
Consumables	395,746	225,110

Total	$1,112,512	$953,417

4.	Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leaseholder Improvements	Total
Cost:
Balance, 31 July 2018	$24,586	$435,109	$261,957	$27,694	$38,717	$1,644	$1,993,928	$2,783,635
Additions	1,739	6,138	1,326	-	-	-	34,669	43,872
Balance, 31 October 2018	26,325	441,247	263,283	27,694	38,717	1,644	2,028,597	2,827,507

Accumulated Depreciation:
Balance, 31 July 2018	3,177	41,169	25,446	2,554	5,500	228	89,663	167,737
Depreciation	1,187	18,145	10,604	1,121	1,954	81	36,465	69,557
Balance, 31 October 2018	4,364	59,314	36,050	3,675	7,454	309	126,128	237,294

Net Book Value:
As at 31 July 2018	21,409	393,940	236,511	25,140	33,217	1,416	1,904,265	2,615,898
As at 31 October 2018	$21,961	$381,933	$227,233	$24,019	$31,263	$1,335	$1,902,469	$2,590,213

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2018
U.S. Dollars

5.	Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions for the three month period ended 31 October 2018 and 2017 are as follows:

a)	During the three months ended 31 October 2018, accounting fees of $6,908 (2017 - $3,600) and management fees of $Nil (2017 - $7,200) were paid/accrued to a company controlled by the former Chief Financial Officer and a director of the Company.

b)	During the three months ended 31 October 2018, management fees of $7,676 (2017 - $Nil) were paid/accrued to companies related to the Chief Executive Officer of the Company.

c)	During the three months ended 31 October 2018, management fees of $33,654 (2017 - $Nil) were paid/accrued to a company controlled by a director of the Company.

d)	During the three months ended 31 October 2018, management fees of $11,514 (2017 - $12,000) were paid/accrued to a company controlled by the Chief Financial Officer of the Company.

e)	During the three months ended 31 October 2018, management fees of $Nil (2017 - $2,740) were paid/accrued to a former Chief Executive Officer of the Company.

f)	As at 31 October 2018, the Company owed $8,877 (31 July 2018 - $17,028) to the Chief Executive Officer of the Company and a company controlled by him.

g)	As at 31 October 2018, the Company owed $Nil (31 July 2018 - $4,033) to the Chief Financial Officer of the Company

h)	As at 31 October 2018, the Company owed $1,198 (31 July 2018 - $1,210) to a director of the Company and a company controlled by him.

i)	As at 31 October 2018, the Company owed $Nil (31 July 2018 - $28,810) to a director of the Company and a company controlled by him.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

In addition, there are amounts owing to related parties resulting from the purchase of NMG (Note 6).

6.	Promissory Notes

In connection with the Acquisition of NMG, on 14 November 2017, the Company issued a promissory notes in the amount of $2,175,000 to NMG Members (Note 10).

As these promissory notes are non-interest bearing, they were discounted to a present value of $1,887,863 at a rate of 12%.

Both promissory notes are non-interest bearing, secured by the assets of the Company, and due 14 February 2019 or within 30 days from the date of the Company completes a financing of at least $500,000. Any unpaid amounts at maturity will bear interest at a rate of 10% per annum.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2018
U.S. Dollars

6.	Promissory Notes – Continued

At 31 July 2018, the promissory notes were accreted to their face value as it was estimated that repayment would occur imminently due to the Company’s fund raising initiatives (Note 13).

	31 October 2018	31 July 2018

Balance, beginning	$2,175,000	$-
Issuance of promissory notes (Note 12)	-	1,887,277
Accretion expense	-	277,219
Foreign exchange adjustment	-	10,504

Balance, ending	$2,175,000	$2,175,000

7.	Capital Stock

The Company’s authorized share capital comprises 900,000,000 Common Shares, with a $0.0001 par value per share.

On 13 March 2017, a total of 150,000 Class A preferred shares were converted into 500,000 common shares of the Company. On 8 May 2017, the remaining 2,325,500 Class A preferred shares were converted into 7,751,765 common shares of the Company. In connection with the Acquisition, on 14 November 2017, the Company eliminated its authorized Class A Preferred share class and completed a consolidation of its common shares on the basis of three (3) pre-consolidation common shares to one (1) post-consolidation common share. Unless otherwise noted, all figures in the financial statements are retroactively adjusted to reflect the consolidation (Note 10).

On 15 August 2017 and 16 August 2017, the Company closed the first two of four tranches of a non-brokered private placement and issued 8,276,294 Subscription Receipts (defined below) at a price of $0.52 (CAD$0.66) per Subscription Receipt for aggregate gross proceeds of $4,270,017 (CAD$5,462,354) (Note 10).

On 31 October 2017, the Company closed a third tranche of a non-brokered private placement and issued 757,666 Subscription Receipts at a price of $0.52 (CAD$0.66) per Subscription Receipt for aggregate gross proceeds of $390,822 (CAD$500,060) (Note 10).

On 1 November 2017, the Company closed a fourth and final tranche of a non-brokered private placement and issued 68,181 Subscription Receipts at a price of $0.52 (CAD$0.66) per Subscription Receipt for aggregate gross proceeds of $35,169 (CAD$45,000) (Note 10).

On 14 November 2017, the Company issued a total of 18,827,000 common shares valued at $6,337,365 in connection with the Acquisition of NMG (Note 10). The Company is obligated to issue 423,000 common shares, which have a fair value of $135,202 (Note 10). On 14 November 2017, a total of 9,102,141 Subscription Receipts converted to 9,102,141 common shares and 9,102,141 share purchase warrants exercisable at CAD $0.66 or CAD$0.90 for a period of 24 months pursuant to the closing of the Acquisition of NMG (Note 10). The Company issued a total of 367,286 brokers’ warrants with a fair value of $62,357 (CAD$78,122) in connection with these financings. The brokers’ warrants are exercisable at CAD$0.90 for a period of 24 months. The Company incurred other share issuance costs of $219,459 (CAD$279,352) in relation to this private placement.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2018
U.S. Dollars

7.	Capital Stock – Continued

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

On 16 May 2018, the Company issued 70,500 previously escrowed shares with a fair value of $31,935 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 10).

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

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2018
U.S. Dollars

7.	Capital Stock – Continued

	31 October 2018		31 July 2018
	Number of options	Exercise Price	Number of options	Exercise Price
Opening balance	4,025,000	CAD$0.65	-	-
Options granted	-	-	4,025,000	CAD$0.65

Closing balance	4,025,000	CAD$0.65	4,025,000	CAD$0.65

Share purchase warrants and brokers’ warrants

	31 October 2018		31 July 2018
	Number of warrants	Exercise Price	Number of warrants	Exercise Price
Opening balance	10,106,820	CAD$0.89	-	-
Warrants issued	-	-	10,106,820	CAD$0.89

Closing balance	10,106,820	CAD$0.89	10,106,820	CAD$0.89

As at 31 October 2018, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
248,350	CAD$0.66	15 August 2019
58,324	CAD$0.66	16 August 2019
60,612	CAD$0.66	3 November 2019
9,102,141	CAD$0.90	14 November 2019
637,393	CAD$0.90	1 December 2019
10,106,820

8.	Segmented Information

The Company’s activities are all in the one industry segment of medical and recreational marijuana. All of the Company’s revenue generating activities and capital assets relate to this segment and are located in the USA.

9.	Supplemental Disclosures with Respect to Cash Flows

	Three Month Period Ended 31 October
	2018	2017
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2018
U.S. Dollars

10.	Business Acquisition

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

470,000 common shares to Benjamin Rutledge upon closing of the Acquisition (issued);

60,000 common shares to Chris Hunt upon closing of the Acquisition (issued);

470,000 common shares to the Transferor according to the following schedule:

1/10 of the Transferor’s shares upon closing of the Acquisition (issued);

1/6 of the remaining Transferor’s shares 6 months after closing the Acquisition (issued);

1/5 of the remaining Transferor’s shares 12 months after closing the Acquisition;

1/4 of the remaining Transferor’s shares 18 months after closing the Acquisition;

1/3 of the remaining Transferor’s shares 24 months after closing the Acquisition;

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

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2018
U.S. Dollars

10.	Business Acquisition – Continued

The Company has an obligation to issue a further 423,000 common shares to Toro Pacific Management Inc., which had a fair value of $135,202 on the date of acquisition.

The Company recognized $330,324 in transaction costs in connection with the shares issued to non-NMG members. The promissory notes totalling $2,175,000 were discounted to a present value of $1,887,277 (Note 6). In connection with the closing of the Acquisition, the net proceeds of the Company's private placements of Subscription Receipts in support of the Acquisition was released to the Company from escrow. Immediately prior to closing of the Acquisition, the Company completed a consolidation of its common shares on the basis of three (3) pre-consolidation common shares to one (1) post-consolidation common share, as well a name change, changing the name of the Company from Deploy Technologies, Inc. to Body and Mind Inc. The Company eliminated its authorized Class A Preferred shares (Note 7).

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

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2018
U.S. Dollars

11.	Commitments and Others

a)	On 11 November 2014, NMG entered into a five year lease for its premises. The Company has five options to extend the lease and each option is for five years. The monthly rent was $12,500, increased to $15,000 on 1 January 2018. The guaranteed minimum monthly rent is subject to a 3% increase on each anniversary date of the lease.

b)	On 14 November 2017, the Company entered into the following consulting agreements:

i.	$16,667 per month to TI Nevada for a term of three years; and

ii.	CAD$10,000 per month to Toro Pacific Management Inc., which is controlled by an officer of the Company.

c)	On 30 October 2018 the Company entered into a strategic investment agreement (the “Investment Agreement”) with Australis Capital Inc. (“Australis”) (Note 15). Pursuant to the terms of the Investment Agreement, Australis will acquire (i) 16,000,000 units (the “Units”) of the Company, each comprised of one common share (a “Common Share”) and one common share purchase warrant (a “Warrant”) of the Company, at a purchase price of CAD$0.40 per Unit for gross proceeds of CAD$6,400,000, and (ii) CAD$1,600,000 principal amount 8% unsecured convertible debentures (the “Debentures”) of the Company maturing two years following the date of issue (collectively, the “Financing”). Each Warrant is exercisable to acquire one Common Share of the Company at an exercise price of CAD$0.50 per share for a period of two years, subject to adjustment and acceleration in certain circumstances.

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

Subject to applicable laws and the rules of the Canadian Securities Exchange , for as long as Australis owns at least 10% of the issued and outstanding Common Shares, Australis will be entitled to nominate one director for election to the Board of Directors of the Company (the “Board”). If Australis exercises all of the Warrants and converts all of the Debentures purchased in the Financing, Australis will be entitled to nominate a second director for election to the Board.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2018
U.S. Dollars

12.	Investment in NMG Ohio LLC

On 7 June 2018, the Company acquired a 30% interest in NMG Ohio LLC (“NMG Ohio”). As at 31 October 2018, the Company had an investment of $99,242 (31 July 2018 - $77,600) in NMG Ohio. The investment is accounted for using the equity method of accounting.

13.	Subsequent Events

On 2 November 2018, the Company executed the Investment Agreement and completed the sale of securities pursuant to the Investment Agreement (Note 11).

On 29 November 2018, the Company and Australis Capital Inc. announced an investment by the Company into Green Light District Holdings, Inc. (“GLDH”) by way of a $5,200,000 senior secured convertible note at a rate equal to 20% per annum. The note is convertible into 89.75% of the shares of GLDH at the option of the Company. In addition, the Company has an agreement to issue additional consideration to David Barakett totalling $6,297,580 payable in common shares of the Company at a price of CAD$0.7439 upon meeting certain milestones. The price was calculated using a 5-day volume weighted average price as of 28 November 2018.

Australis Capital Inc. provided the Company a two-year USD $4,000,000 loan (“AUSA Debt Financing”) by way of a senior secured note bearing an interest rate of 15% per annum. The terms require semi-annual interest payments unless the Company elects to accrue the interest by adding it to the principal amount of the debt facility. The Company will maintain prepayment rights at any time, in any amount, unless it is within the first year in which case the Company will be required to pay a 5% prepayment penalty on the amount repaid. Additionally, Australis Capital Inc. exercised USD $1.2m in warrants they held in the Company at an exercise price of CAD $0.50, which equated to 3,206,160 common shares.

The Company paid a finance fee to Australis Capital Inc. in the amount of 1,105,083 common shares of the Company at a deemed price of CAD $0.72 per share. The Company also paid a financial advisory fee of CAD $150,000.

On 11 December 2018, the Company granted an aggregate of 2,050,000 stock options to newly appointed management personnel, in additional to current directors, officers, employees and consultants of the Company, at an exercise price of CAD$0.57 per share for a five year term expiring 10 December 2023.

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

Results of Operations for the three month periods ended October 31, 2018 and 2017

The following table sets forth our results of operations for the three month periods ended October 31, 2018 and 2017:

	October 31, 2018 $	October 31, 2017 $
Sales	1,325,978	-
Cost of Sales	(869,040)	-
Gross Margin	456,938	-
General and Administrative Expenses	(466,051)	(376,717)
Foreign Currency Translation Adjustment	73,315	(73,728)
Comprehensive (Loss)	(138,479)	(524,236)
Basic and Diluted Income (Loss) Per Share	0.00	(0.02)

Revenues

For the three month period ended October 31, 2018 we had total sales of $1,325,978 and cost of sales of $869,040 for a gross margin of $456,938 compared to the three month period ended October 31, 2017 where we did not generate any revenues. During the three months ended October 31, 2018, the Company recorded product sales as follows:

Revenues – By Product	Three months ended October 31, 2018 $	%

Flower	619,848	47
Concentrates	398,248	30
Edibles	90,413	7
Pre-rolled	217,469	16

Total	1,325,978	100

The Company’s revenue generating products, being flower, concentrates, edibles and pre-rolled products, are expected to have relatively consistent revenues for the foreseeable future.

Operating Expenses

For the three month period ended October 31, 2018 (“Q1 2019”), operating expenses totaled $466,061 compared with $376,717 for the three month period ended October 31, 2017 (“Q1 2018”). During Q1 2019 the Company incurred the following significant expenses: $78,381 (Q1 2018 - $226,733) in accounting and legal fees, $22,238 (Q1 2018 - $Nil) for insurance, $$52,844 (Q1 2018 - $21,940) in management fees, $85,092 (Q1 2018 - $62,162) in office and miscellaneous expenses, $18,362 (Q1 2018 - $Nil) in rent expenses and $194,175 (Q1 2018 - $Nil) for salaries and wages. In Q1 2018 the Company did not have any cannabis operations and is the reason the Q1 2018 general and administrative expenses were significantly lower than in Q1 2019.

Gross profit margin for Q1 2019 was $456,938 (Q1 2018 - $Nil) which represented a gross profit margin percentage of 34%. The Company did not report any revenues in comparative Q1 2018. The Company’s gross margin percentage for the year ended July 31, 2018 was 44%. The primary reason the gross margin percentage decreased in Q1 2019 compared to the July 31, 2018 year-end gross profit margin percentage related to the hiring of approximately 11 new staff personnel throughout the three month period.

Other Items

During Q1 2019, other items accounted for $79,126 in other income compared to $73,791 in other expenses for Q1 2018. The significant components in other items primarily relates to foreign exchange income of $71,554 in Q1 2019 compared to foreign exchange expense of $72,903 in Q1 2018. Additionally, in Q1 2019, the Company recorded $123,555 (Q1 2018 - $Nil) in income tax expense.

Net Income (Loss)

Net loss for Q1 2019 totaled $211,794 compared with a net loss of $450,508 for Q1 2018. The decrease in net loss of $238,714 between Q1 2019 and Q1 2018 was primarily a result from the sales generated from our products in Q1 2019. The Company had no revenues in Q1 2018.

Other Comprehensive Income (Loss)

We recorded a translation income adjustment of $73,315 in Q1 2019 compared to a translation loss adjustment of $73,728 in Q1 2018. The amounts are included in the statement of operations as other comprehensive gain (loss) for the respective periods.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of October 31, 2018:

As of October 31, 2018
(unaudited)
Cash reserves	$100,481
Working capital (deficit)	$(1,133,314)

The Company’s working capital deficit worsened during the three months ended October 31, 2018 as the Company incurred additional expenses to improve the production facility in Nevada, as well as investing in NMG Ohio, LLC.

On October 30, 2018, the Company entered into a strategic investment agreement (the “Investment Agreement”) with Australis Capital Inc. (“Australis”). Pursuant to the terms of the Investment Agreement, Australis will acquire (i) 16,000,000 units (the “Units”) of BaM, each comprised of one common share (a “Common Share”) and one common share purchase warrant (a “Warrant”) of the Company, at a purchase price of CAD$0.40 per Unit for gross proceeds of CAD$6,400,000, and (ii) CAD$1,600,000 principal amount 8% unsecured convertible debentures (the “Debentures”) of the Company maturing two years following the date of issue (collectively, the “Financing”). Each Warrant is exercisable to acquire one Common Share of the Company at an exercise price of CAD$0.50 per share for a period of two years, subject to adjustment and acceleration in certain circumstances.

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

On 2 November 2018, the Company executed the Investment Agreement and completed the sale of securities pursuant to the Investment Agreement.

Statement of Cash flows

During Q1 2019, our net cash decreased by $224,356 (Q1 2018: increase of $4,314,572), which included net cash used in operating activities of $223,799 (Q1 2018 - $288,969), net cash used in investing activities of $73,872 (Q1 2018 - $92,674), net cash provided by financing activities of $Nil (Q1 2018 - $4,769,943) and effect of exchange rate changes on cash and cash equivalents of $73,315 (Q1 2018: ($73,728)).

Cash Flow used in Operating Activities

Cash flow used in operating activities totaled $223,799 and $288,969 during Q1 2019 and Q1 2018, respectively. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $211,794 during Q1 2019 compared to $450,508 in Q1 2018. The net loss in Q1 2019 included non-cash depreciation of $69,557 (Q1 2018 - $Nil), income tax expenses of $125,555 (Q1 2018: $Nil) and foreign exchange of $738 (Q1 2018 - $Nil).

The following non-cash items further adjusted the loss for Q1 2019 as follows:

•

Increase in amounts receivable and prepaid of $115,717 (Q1 2018 - $25,986), increase in inventory of $159,095 (Q1 2018 - $Nil), increase in trade payables and accrued liabilities of $102,343 (Q1 2018 - $192,330) and a decrease in due to related parties of $41,006 (Q1 2018 - $4,805).

Cash Flow used in Investing Activities

During Q1 2019, investing activities used cash of $73,872 compared to $92,674 during Q1 2018. The change in cash used in investing activities in Q1 2019 compared to Q1 2018 relates primarily to acquisition of NMG Ohio LLC of $30,000 (Q1 2018 - $Nil) and additional property and equipment of $43,872 (Q1 2018 - $Nil). In Q1 2018, the Company paid $92,674 to NMG as part of the acquisition that closed in November 2017.

Cash Flow provided by Financing Activities

During Q1 2019 the Company did not have any financing activity. In Q1 2018, as part of the Concurrent Financing requirement of the Share Exchange Agreement with NMG, the Company raised $4,769,943, net of share issue costs, by issuing 9,102,165 Subscription Receipts at a price of CAD$0.66 per Subscription Receipt. On November 14, 2017, each Subscription Receipt converted into one common share of the Company and one share purchase warrant of the Company exercisable at a price of CAD$0.90 for a period of 24 months from the date of issuance.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

Subsequent events

On 29 November 2018, the Company and Australis Capital Inc. announced an investment by the Company into Green Light District Holdings, Inc. (“GLDH”) by way of a $5,200,000 senior secured convertible note at a rate equal to 20% per annum. The note is convertible into 89.75% of the shares of GLDH at the option of the Company. In addition, the Company has an agreement to issue additional consideration to David Barakett totalling $6,297,580 payable in common shares of the Company at a price of CAD$0.7439 upon meeting certain milestones. The price was calculated using a 5-day volume weighted average price as of 28 November 2018.

Australis Capital Inc. provided the Company a two-year USD $4,000,000 loan (“AUSA Debt Financing”) by way of a senior secured note bearing an interest rate of 15% per annum. The terms require semi-annual interest payments unless the Company elects to accrue the interest by adding it to the principal amount of the debt facility. The Company will maintain prepayment rights at any time, in any amount, unless it is within the first year in which case the Company will be required to pay a 5% prepayment penalty on the amount repaid. Additionally, Australis Capital Inc. exercised USD $1.2m in warrants they held in the Company at an exercise price of CAD $0.50, which equated to 3,206,160 common shares.

The Company paid a finance fee to Australis Capital Inc. in the amount of 1,105,083 common shares of the Company at a deemed price of CAD $0.72 per share. The Company also paid a financial advisory fee of CAD $150,000.

On 11 December 2018, the Company granted an aggregate of 2,050,000 stock options to newly appointed management personnel, in additional to current directors, officers, employees and consultants of the Company, at an exercise price of CAD$0.57 per share for a five year term expiring 10 December 2023.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital deficit of $1,133,314 as at October 31, 2018. In addition, the Company has incurred losses from operations to date and is currently attempting to implement its business plan; therefore, the Company is exposed to liquidity risk.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2018 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.

As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of October 31, 2018.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 31, 2018 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

On May 16, 2018, the Company issued 70,500 previously escrowed shares with a fair value of $31,935 to Toro Pacific Management Inc. in connection with the acquisition of NMG.

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

ITEM 4 - MINE SAFTEY DISCLOSURES

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

BODY AND MIND INC.
December 21, 2018	BY:	/s/ Leonard Clough
Date		Leonard Clough, President and Chief Executive Officer (Principal Executive Officer)

December 21, 2018	BY:	/s/ Darren Tindale
Date		Darren Tindale, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

