Form 10-Q
period 2019-01-31
BODY & MIND INC.
filed 2019-03-25
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10‑Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at March 25, 2019, was 72,628,084.

BODY AND MIND INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENT

Body and Mind Inc.	Statement 1

Consolidated Interim Balance Sheets
(U.S. Dollars)

ASSETS	As at 31 January 2019 (Unaudited)	As at 31 July 2018

Current
Cash and cash equivalents	$2,718,739	$324,837
Amounts receivable	779,063	632,477
Prepaids	78,176	99,014
Inventory (Note 5)	1,568,591	953,417
Total Current Assets	5,144,569	2,009,745
Investment in NMG Ohio LLC (Note 16)	2,106,431	77,600
Investment in GLDH (Note 17)	5,752,180	-
Property and Equipment (Note 6)	2,619,757	2,615,898
Brand and Licenses (Note 13)	8,172,000	8,172,000
Goodwill (Note 13)	2,635,721	2,635,721
TOTAL ASSETS	$26,430,658	$15,510,964

LIABILITIES
Current
Accounts payables	$813,903	$447,703
Accrued liabilities	95,238	95,481
Income taxes	462,306	239,358
Due to related parties (Note 7)	5,592	51,081
Notes payable (Note 8)	4,342,362	2,175,000
Total Current Liabilities	5,719,401	3,008,623

Convertible Debenture (Note 9)	1,161,500	-
Deferred Tax Liability	1,716,120	1,716,120
TOTAL LIABILITIES	8,597,021	4,724,743

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 10)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
72,628,084 (31July2018 – 47,774,817) Common Shares	7,263	4,778
Additional Paid-in Capital	26,690,455	16,918,082
Shares to be Issued (Note 13)	75,939	103,267
Subscriptions receivable	(787,123)	-
Equity component of convertible debenture	88,797	-
Other Comprehensive Income	506,091	532,405
Deficit	(8,747,785)	(6,772,311)
TOTAL STOCKHOLDERS’ EQUITY	17,833,637	10,786,221
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,430,658	$15,510,964

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc.	Statement 2

Consolidated Interim Statements of Operations (Unaudited)
(U.S. Dollars)

	Three Month Period Ended 31 January		Six Month Period Ended 31 January
	2019	2018	2019	2018

Sales	$1,195,745	$831,455	$2,521,723	$831,455
Sales tax	(115,927)	-	(247,346)	-
Cost of sales	(575,948)	(268,175)	(1,313,569)	(268,175)
	503,870	563,280	960,808	563,280

General and Administrative Expenses
Accounting and legal (Note 7)	218,899	120,123	297,280	146,856
Consulting fees (Note 15)	107,687	64,592	110,287	117,152
Depreciation	3,348	1,575	6,488	1,575
Insurance	16,538	4,935	38,776	4,935
Interest expense	202,065	-	202,017	-
Listing fees	-	271,408	-	471,408
Management fees (Note 7)	114,430	94,086	167,274	116,026
Office and miscellaneous	325,527	131,263	410,619	193,425
Regulatory, filing and transfer agent fees	41,853	5,057	49,049	15,907
Rent	18,000	11,000	36,362	11,000
Salaries and wages	188,965	96,341	383,140	96,341
Stock-based compensation (Note 10)	870,808	733,679	870,808	733,679
Travel	11,703	2,087	13,726	4,559
	(2,119,823)	(1,536,146)	(2,585,826)	(1,912,863)
Loss Before Other Items	(1,615,953)	(972,866)	(1,625,018)	(1,349,583)
Other Items
Foreign exchange, net	(24,393)	3,434	(95,949)	(69,469)
Loss of equity investee (Note 16)	(23,939)	-	(31,559)	-
Write off of amounts receivable	-	5	-	(883)
Net Loss for the Period Before Income Tax	(1,664,285)	(969,427)	(1,752,526)	(1,419,935)
Income tax expense	(99,394)	-	(222,948)	-
Net Loss for the Period	(1,763,679)	(969,427)	(1,975,474)	(1,419,935)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(120,725)	206,648	(26,314)	132,920
Comprehensive Loss for the Period	$(1,884,404)	$(762,779)	$(2,001,788)	$(1,287,015)
Loss per Share – Basic and Diluted	$(0.03)	$(0.02)	$(0.03)	$(0.05)
Weighted Average Number of Shares Outstanding	66,697,215	43,239,457	57,236,016	31,188,620

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc.	Statement 3

Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)
(U.S. Dollars)

	Share Capital		Additional			Equity component of	Other
	Common Shares		Paid-in	Shares to be	Subscriptions	Convertible	Comprehensive
	Number	Amount	Capital	Issued	Receivable	debenture	Income	Deficit	Total
Balance – 31 July 2017	19,137,783	$1,914	$4,954,932	$-	$-	$-	356,828	$(4,991,251)	$322,423
Private placements (Note 10)	9,739,534	974	5,025,520	-	-	-	-	-	5,026,494
Acquisition of Nevada Medical Group LLC (Notes 10 and 13)	18,827,000	1,883	6,335,482	135,202	-	-	-	-	6,472,567
Share issue costs	-	-	(219,459)	-	-	-	-	-	(219,459)
Issuance of escrowed shares (Notes 10 and 13)	70,500	7	31,928	(31,935)	-	-	-	-	-
Stock-based compensation (Note 10)	-	-	789,679	-	-	-	-	-	789,679
Foreign currency translation adjustment	-	-	-	-	-	-	175,577	-	175,577
Loss for the period	-	-	-	-	-	-	-	(1,781,060)	(1,781,060)
Balance – 31 July 2018	47,774,817	4,778	16,918,082	103,267	-	-	532,405	(6,772,311)	10,786,221
Private placement (Note 10)	16,000,000	1,600	4,882,240	-	-	-	-	-	4,883,840
Exercise of warrants (Note 10)	3,206,160	321	1,204,875	-	-	-	-	-	1,205,196
Issuance of escrowed shares (Note 10)	70,500	7	27,321	(27,328)	-	-	-	-	-
Share issue costs	322,581	31	(270,767)	-	-	-	-	-	(270,736)
Finance fee for promissory note (Note 8)	1,105,083	111	822,383	-	-	-	-	-	822,494
Investment agreement with Australis (Note 15)	1,768,545	177	786,946	-	(787,123)	-	-	-	-
Acquisition of NMG Ohio LLC (Note 16)	2,380,398	238	1,448,567	-	-	-	-	-	1,448,805
Equity component of convertible debenture (Note 9)	-	-	-	-	-	88,797	-	-	88,797
Stock-based compensation (Note 10)	-	-	870,808	-	-	-	-	-	870,808
Foreign currency translation adjustment	-	-	-	-	-	-	(26,314)	-	(26,314)
Loss for the period	-	-	-	-	-	-	-	(1,975,474)	(1,975,474)
Balance – 31 January 2019	72,628,084	$7,263	$26,690,455	$75,939	$(787,123)	$88,797	$506,091	$(8,747,785)	$17,833,637

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc.	Statement 4

Consolidated Interim Statements of Cash Flows (Unaudited)
(U.S. Dollars)

	Six Month Period Ended 31 January
Cash Resources Provided By (Used In)	2019	2018
Operating Activities
Loss for the period	$(1,975,474)	$(1,419,935)
Items not affecting cash:
Accrued interest and accretion	207,222	-
Depreciation	141,901	1,575
Foreign exchange	2,386	-
Income tax	222,948	-
Loss of equity investee	31,559	-
Stock-based compensation	870,808	733,679
Write off of amounts receivable	-	883
Amounts receivable and prepaids	(125,748)	(298,713)
Inventory	(615,174)	(104,034)
Trade payables and accrued liabilities	369,957	(65,702)
Due to related parties	(45,489)	7,675
	(915,104)	(1,144,572)

Investing Activities
Business combination, net of cash acquired	-	(2,444,663)
Pepper Lane North deposits	-	(250,000)
Investment in NMG Ohio, LLC	(612,619)	-
Investment in GLDH	(5,752,180)	-
Purchase of property and equipment	(145,760)	(85,335)
	(6,510,559)	(2,779,998)

Financing Activities
Issuance of shares, net of share issue costs	5,818,300	5,103,656
Loans obtained	5,202,579	-
Loans repaid	(1,175,000)	-
	9,845,879	5,103,656

Effect of exchange rate changes on cash	(26,314)	132,920

Net Increase in Cash	2,393,902	1,312,006
Cash– Beginning of Period	324,837	366,584
Cash– End of Period	$2,718,739	$1,678,590

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2019
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

These unaudited consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 31 July 2018. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended 31 July 2018. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended 31 January 2019 are not necessarily indicative of the results that may be expected for the year ending 31 July 2019.

These unaudited consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.   At 31 January 2019, the Company had cash of $2,718,739 (31 July 2018 – $324,837) and a working capital deficit of $574,832 (31 July 2018 – $998,878). Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources will not be adequate to continue operating and maintaining its business strategy for the next 12 months. If the Company is unable to raise additional capital in the near future, management expects that the Company will need to curtail operations, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  At 31 January 2019, the Company had incurred losses from activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, DEP Nevada Inc. (“Dep Nevada”), incorporated in the State of Nevada on 10 August 2017, and Nevada Medical Group LLC (“NMG”) from the date of acquisition on 14 November 2017.

All inter-company transactions are eliminated upon consolidation.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2019
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

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational marijuana and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probably credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis.  As at 31 January 2019 and 31 July 2018, the Company has no allowance for doubtful accounts.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2019
U.S. Dollars

3.	Significant Accounting Policies – Continued

Revenue recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its initial release, the FASB has issued several amendments to the standard, which include clarification of accounting guidance related to identification of performance obligations and principal versus agent considerations. Topic 606 became effective for the Company in the first quarter of the 2019 fiscal year. The adoption of this guidance had no impact on the Company’s financial statements.

The Company derives revenue primarily from the sale of medical and recreational marijuana. In accordance with ASC 606, revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered and the goods have been delivered, the amount is fixed and determinable, and collection is reasonably assured.

The Company does not have standard terms that permit return of product; however, in certain markets where returns occur management estimates the amount of returns as variable consideration based on historical return experience and adjust revenue accordingly.  Products that do not meet the Company’s high quality standards are returned by the customer or recalled and destroyed and are recorded as a reduction of revenue. The reversal of revenue is recorded upon determination that the product will be recalled and destroyed. Management estimates the costs required to facilitate product returns and record them in cost of goods sold as required.

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
For the six months ended 31 January 2019
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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As at 31 January 2019, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2019
U.S. Dollars

3.	Significant Accounting Policies – Continued

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

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

4.	Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 January 2019 and 31 July 2018:

	31 January 2019	31 July 2018
Financial assets at fair value
Cash	$2,718,739	$324,837

Total financial assets at fair value	$2,718,739	$324,837

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

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2019
U.S. Dollars

4.	Financial Instruments – Continued

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due.  The Company had a working capital deficit of $574,832 as at 31 January 2019.  The Company has incurred losses from operations to date and is currently attempting to implement its business plan; therefore, the Company is exposed to liquidity risk.

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

Other risks

The Company is not exposed to other risks unless otherwise noted.

5.	Inventory
	31 January 2019	31 July 2018

Raw materials	$-	$9,705
Work in progress	361,525	151,039
Finished goods	533,012	567,563
Consumables	674,054	225,110

Total	$1,568,591	$953,417

6.	Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Improvements	Total
Cost:
Balance, 31 July 2018	$24,586	$435,109	$261,957	$27,694	$38,717	$1,644	$1,993,928	$2,783,635
Additions	7,491	15,182	13,901	-	-	528	108,658	145,760
Balance, 31 January 2019	32,077	450,291	275,858	27,694	38,717	2,172	2,102,586	2,929,395

Accumulated Depreciation:
Balance, 31 July 2018	3,177	41,169	25,446	2,554	5,500	228	89,663	167,737
Depreciation	2,580	36,616	21,661	2,242	3,907	181	74,714	141,901
Balance, 31 January 2019	5,757	77,785	47,107	4,796	9,407	409	164,377	309,638

Net Book Value:
As at 31 July 2018	$21,409	$393,940	$236,511	$25,140	$33,217	$1,416	$1,904,265	$2,615,898
As at 31 January 2019	$26,320	$372,506	$228,751	$22,898	$29,310	$1,763	$1,938,209	$2,619,757

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2019
U.S. Dollars

7.	Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions for the six month period ended 31 January 2019 and 2018 are as follows:

a)	During the six months ended 31 January 2019, accounting fees of $18,519 (2018 - $9,545) and management fees of $Nil (2018 - $9,545) were paid/accrued to a company controlled by the former Chief Financial Officer and a director of the Company.

b)	During the six months ended 31 January 2019, management fees of $45,576 (2018 - $69,323) were paid/accrued to companies related to the Chief Executive Officer of the Company.

c)	During the six months ended 31 January 2019, management fees of $100,646 (2018 - $42,823) were paid/accrued to a company controlled by a director of the Company.

d)	During the six months ended 31 January 2019, management fees of $18,990 (2018 - $23,862) were paid/accrued to a company controlled by the Chief Financial Officer of the Company.

e)	During the six months ended 31 January 2019, management fees of $Nil (2018 - $2,724) were paid/accrued to a former Chief Executive Officer of the Company.

f)	As at 31 January 2019, the Company owed $Nil (31 July 2018 - $17,028) to the Chief Executive Officer of the Company and a company controlled by him.

g)	As at 31 January 2019, the Company owed $3,994 (31 July 2018 - $4,033) to the Chief Financial Officer of the Company

h)	As at 31 January 2019, the Company owed $1,598 (31 July 2018 - $1,210) to a director of the Company and a company controlled by him.

i)	As at 31 January 2019, the Company owed $Nil (31 July 2018 - $28,810) to a director of the Company and a company controlled by him.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

In addition, there are amounts owing to related parties resulting from the purchase of NMG (Note 8).

8.	Notes Payable

In connection with the Acquisition of NMG, on 14 November 2017, the Company issued promissory notes totaling $2,175,000 to NMG Members (Note 13).  As these promissory notes are non-interest bearing, they were discounted to a present value of $1,887,863 at a rate of 12%. These promissory notes are non-interest bearing, secured by the assets of the Company, and due the earlier of 14 February 2019 or within 30 days from the date of the Company completes a financing of at least $500,000.  Any unpaid amounts at maturity will bear interest at a rate of 10% per annum.  At 31 July 2018, the promissory notes were accreted to their face value as it was estimated that repayment would occur imminently due to the Company’s fund raising initiatives. During the six months ended 31 January 2019, the Company accrued interest and accretion expense of $Nil (2018 - $277,219).  On 12 November 2018 the notes were amended such that $1,175,000 was repaid and the balance of $1,000,000 would be due on 14 February 2019.  If the balance was not repaid on 14 February 2019, then interest would commence accruing at 8% per annum and the principal plus interest is to be repaid on the earlier of i) 12 months from due date or ii) within 10 business days of closing a financing greater than $5,000,000 subsequent to 12 November  2018.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2019
U.S. Dollars

8.	Promissory Notes – Continued

In connection with the investment of Green Light District Holdings, Inc. (“GLDH”) on 29 November 2018, the Company issued a promissory note in the amount of $4,000,000 to Australis Capital Inc. (“Australis”) (Note 17). The promissory note bears interest at a rate of 15% per annum, is secured by the assets of the Company, matures in two years and requires semi-annual interest payments unless the Company elects to accrue the interest by adding it to the principal amount. The Company issued 1,105,083 common shares of the Company as a finance fee to Australis valued at $822,494 (Note 10). During the six months ended 31 January 2019, the Company accrued interest and accretion expense of $176,090 (2018 - $Nil).

	31 January 2019	31 July 2018

Balance, beginning	$2,175,000	$-
Issuance of promissory notes	4,000,000	1,887,277
Deferred finance costs	(822,494)	-
Partial repayment of promissory notes	(1,175,000)	-
Interest and accretion expense	176,090	277,219
Foreign exchange adjustment	(11,234)	10,504

Balance, ending	$4,342,362	$2,175,000

9.	Convertible debenture

In connection with an investment agreement with Australis on 30 October 2018 (Note 15), the Company issued an unsecured convertible debenture in the amount of CAD$1,600,000 to Australis. The convertible debenture bears interest at a rate of 8% per annum. Repayment of the outstanding principal amount of the convertible debenture, together with any accrued and unpaid interest, is to be made on or prior to 30 October 2020. The convertible debenture is convertible at the option of Australis into common shares of the Company at a conversion price of CAD$0.55 per common share, subject to adjustment and acceleration in certain circumstances.

At the date of issue, a beneficial conversion feature of $88,797 (CAD$116,714) was recognized and the debt portion of the convertible debentures was recorded at a value of $1,128,750 (CAD$1,483,636).  The value of the beneficial conversion feature was recorded in equity as additional paid-in capital.  Subsequent to initial recognition, the debt has been amortized over the term of the debt using the effective interest rate method at a rate of 11.3%.

	31 January 2019	31 July 2018

Balance, beginning	$-	$-
Issuance of convertible debenture	1,128,750	-
Accretion expense	32,362	-
Foreign exchange adjustment	388	-

Balance, ending	$1,161,500	$-

10.	Capital Stock

The Company’s authorized share capital comprises 900,000,000 Common Shares, with a $0.0001 par value per share.

On 13 March 2017, a total of 150,000 Class A preferred shares were converted into 500,000 common shares of the Company.  On 8 May 2017, the remaining 2,325,500 Class A preferred shares were converted into 7,751,765 common shares of the Company.  In connection with the Acquisition, on 14 November 2017, the Company eliminated its authorized Class A Preferred share class and completed a consolidation of its common shares on the basis of three pre-consolidation common shares to one post-consolidation common share.  Unless otherwise noted, all figures in the financial statements are retroactively adjusted to reflect the consolidation.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2019
U.S. Dollars

10.	Capital Stock – Continued

On 15 August 2017 and 16 August 2017, the Company closed the first two of four tranches of a non-brokered private placement and issued 8,276,294 Subscription Receipts (defined below) at a price of $0.52 (CAD$0.66) per Subscription Receipt for aggregate gross proceeds of $4,270,017 (CAD$5,462,354).

On 31 October 2017, the Company closed a third tranche of a non-brokered private placement and issued 757,666 Subscription Receipts at a price of $0.52 (CAD$0.66) per Subscription Receipt for aggregate gross proceeds of $390,822 (CAD$500,060) (Note 13).

On 1 November 2017, the Company closed a fourth and final tranche of a non-brokered private placement and issued 68,181 Subscription Receipts at a price of $0.52 (CAD$0.66) per Subscription Receipt for aggregate gross proceeds of $35,169 (CAD$45,000) (Note 13).

On 14 November 2017, the Company issued a total of 18,827,000 common shares valued at $6,337,190 in connection with the Acquisition of NMG (Note 13). The Company is obligated to issue 423,000 common shares, which have a fair value of $135,202 (Note 13). On 14 November 2017, a total of 9,102,141 Subscription Receipts converted to 9,102,141 common shares and 9,102,141 share purchase warrants exercisable at CAD $0.66 or CAD$0.90 for a period of 24 months pursuant to the closing of the Acquisition of NMG (Note 13).  The Company issued a total of 367,286 brokers’ warrants with a fair value of $62,357 (CAD$78,122) in connection with these financings. The brokers’ warrants are exercisable at CAD$0.90 for a period of 24 months. The Company incurred other share issuance costs of $219,459 (CAD$279,352) in relation to this private placement.

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

On 16 May 2018, the Company issued 70,500 previously escrowed shares with a fair value of $27,328 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 13).

On 30 October 2018, the Company closed a non-brokered private placement of 16,000,000 units at a price of $0.30 (CAD$0.40) per unit for aggregate gross proceeds of $4,883,840 (CAD$6,400,000). Each unit consists of one common share and one share purchase warrant.  Each warrant entitles the holder to purchase one additional common share of the Company at a price of CAD$0.50 per warrant for a period of two years. The Company paid cash of $270,735 and issued 322,581 common shares valued at $221,658 as finders’ fees in relation to this private placement.

On 29 November 2018, the Company issued 1,105,083 common shares as a finance fee to Australis valued at $822,494 (Note 8).

On 30 November 2018, the Company issued 3,206,160 common shares upon exercise of 3,206,160 warrants by Australis at a price of CAD$0.50 per common share for aggregate proceeds of $1,205,196 (CAD$1,603,080).

On 31 January 2019, the Company issued 1,768,545 common shares to Australis for proceeds of $787,123 which is included in subscriptions receivable, pursuant to the Investment Agreement (Note 15).

On 31 January 2019, the Company issued 2,380,398 common shares valued at $1,448,567 in relation to acquiring the remaining 70% of NMG Ohio LLC (Note 16).

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2019
U.S. Dollars

10.	Capital Stock – Continued

Stock options

The Company previously approved an incentive stock option plan, pursuant to which the Company may grant stock options up to an aggregate of 10% of the issued and outstanding common shares in the capital of the Company from time to time.

On 24 November 2017, the Company issued an aggregate of 3,850,000 stock options in accordance with the Company’s stock option plan at an exercise price of CDN$0.66 per share for a five year term expiring 24 November 2022.  The options were granted to officers, directors and consultants of the Company.

The fair value of the stock options was calculated to be $733,679 (CAD$922,403) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	5 years
Expected volatility	198%
Expected dividend yield	0%
Risk-free interest rate	1.63%

On 6 June 2018, the Company issued 175,000 stock options in accordance with the Company’s stock option plan at an exercise price of CDN$0.47 per share for a five year term expiring 6 June 2023. The options were granted to a consultant of the Company.

The fair value of the stock options was calculated to be $63,101 (CAD$81,129) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	5 years
Expected volatility	262%
Expected dividend yield	0%
Risk-free interest rate	2.16%

On 11 December 2018, the Company issued 2,050,000 stock options in accordance with the Company’s stock option plan at an exercise price of CDN$0.57 per share for a five year term expiring 10 December 2023. The options were granted to current directors, officers, employees and consultants of the Company.

The fair value of the stock options was calculated to be $870,808 (CAD$1,165,117) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	5 years
Expected volatility	265%
Expected dividend yield	0%
Risk-free interest rate	2.03%

	31 January 2019		31 July 2018
	Number of options	Exercise Price	Number of options	Exercise Price
Opening balance	4,025,000	CAD$0.65	-	-
Options granted	2,050,000	CAD$0.57	4,025,000	CAD$0.65

Closing balance	6,075,000	CAD$0.62	4,025,000	CAD$0.65

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2019
U.S. Dollars

10.	Capital Stock – Continued

Share purchase warrants and brokers’ warrants

	31 January 2019		31 July 2018
	Number of warrants	Exercise Price	Number of warrants	Exercise Price
Opening balance	10,106,820	CAD$0.89	-	-
Warrants issued	16,000,000	CAD$0.50	10,106,820	CAD$0.89

Closing balance	26,106,820	CAD$0.65	10,106,820	CAD$0.89

As at 31 January 2019, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
248,350	CAD$0.66	15 August 2019
58,324	CAD$0.66	16 August 2019
60,612	CAD$0.66	3 November 2019
9,102,141	CAD$0.90	14 November 2019
637,393	CAD$0.90	1 December 2019
12,793,840	CAD$0.50	30 October 2020
22,900,660

11.	Segmented Information

The Company’s activities are all in the one industry segment of medical and recreational marijuana. All of the Company’s revenue generating activities and capital assets relate to this segment and are located in the USA.

12.	Supplemental Disclosures with Respect to Cash Flows

	Six Month Period Ended 31 January
	2019	2018
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

13.	Business Acquisition

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

As consideration for the Assignment Agreement, the Company will issue to the Transferor 1,000,000 common shares of the Company.  On November 13, 2017, the Assignment Agreement was amended, whereby the Company would issue the 1,000,000 common shares as follows:

a.	470,000 common shares to Benjamin Rutledge upon closing of the Acquisition (issued);

b.	60,000 common shares to Chris Hunt upon closing of the Acquisition (issued);

c.	470,000 common shares to the Transferor according to the following schedule:

•	1/10 of the Transferor’s shares upon closing of the Acquisition (issued);
•	1/6 of the remaining Transferor’s shares 6 months after closing the Acquisition (issued);

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2019
U.S. Dollars

13.	Business Acquisition – Continued

•	1/5 of the remaining Transferor’s shares 12 months after closing the Acquisition;
•	1/4 of the remaining Transferor’s shares 18 months after closing the Acquisition;
•	1/3 of the remaining Transferor’s shares 24 months after closing the Acquisition;
•	1/2 of the remaining Transferor’s shares 30 months after closing the Acquisition; and
•	the remaining Transferor’s shares 36 months after closing the Acquisition.

The remaining 423,000 shares to be issued to the Transferor over the 36 month period are included in equity as shares to be issued with a total fair value of $135,202 (Note 10).

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

On 14 November 2017, the Company closed the Acquisition, and acquired all of the issued and outstanding membership units of NMG (the “Units”). In consideration for the Units, the Company issued to the NMG Members an aggregate of 16,000,000 common shares with a fair value of $5,386,155 as well as a cash payment of $2,309,000 pro rata amongst the NMG members and promissory notes to the NMG members in the aggregate amount of $2,175,000. The Company also issued 2,037,879 common shares to TI Nevada with a fair value of $685,788, 212,121 common shares to Charles Fox with a fair value of $71,383, 47,000 common shares to Toro Pacific Management Inc. with a fair value of $15,816, 60,000 common shares to Chris Hunt with a fair value of $20,192, and 470,000 common shares to Benjamin Rutledge with a fair value of $159,114 in connection with the Acquisition. The Company has an obligation to issue a further 423,000 common shares to Toro Pacific Management Inc., which had a fair value of $135,202 on the date of acquisition. The Company recognized $330,324 in transaction costs in connection with the shares issued to non-NMG members.  The promissory notes totalling $2,175,000 were discounted to a present value of $1,887,277 (Note 8). In connection with the closing of the Acquisition, the net proceeds of the Company’s private placements of Subscription Receipts in support of the Acquisition was released to the Company from escrow. Immediately prior to closing of the Acquisition, the Company completed a consolidation of its common shares on the basis of three (3) pre-consolidation common shares to one (1) post-consolidation common share, as well a name change, changing the name of the Company from Deploy Technologies, Inc. to Body and Mind Inc. The Company eliminated its authorized Class A Preferred shares (Note 10).

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2019
U.S. Dollars

13.	Business Acquisition – Continued

As a result of the acquisition of NMG, the Company changed its business focus to growing and supplying medical and recreational marijuana in the state of Nevada.  The acquisition of NMG was accounted for as a business combination, in which the assets acquired and the liabilities assumed are recorded at their estimated fair values.  The allocation of the purchase consideration is as follows:

Purchase consideration
Share considerations	$6,143,326
Cash considerations	2,309,000
Promissory notes issued	1,887,277
TOTAL	$10,339,603

Assets acquired:
Cash	$260,842
Amounts receivable	253,697
Prepaid expenses	44,552
Inventory	498,680
Property and equipment	1,951,696
Brand	247,000
Licenses	7,925,000
Liabilities assumed:
Trade payable and accrued liabilities	(367,385)
Loans payable	(250,000)
Deferred tax liability	(2,860,200)

Net assets acquired	7,703,882
Goodwill	2,635,721
TOTAL	$10,339,603

Goodwill recognized comprises the assembled workforce and their knowledge with respect to NMG, regulatory affairs and the cannabis industry; and expected revenue growth and future market development with legalization of recreational cannabis in Nevada.

14.	Commitments

a)	On 11 November 2014, NMG entered into a five year lease for its premises. The Company has five options to extend the lease and each option is for five years. The monthly rent was $12,500, increased to $15,000 on 1 January 2018. The guaranteed minimum monthly rent is subject to a 3% increase on each anniversary date of the lease.

b)	On 14 November 2017, the Company entered into the following consulting agreements:

i.	$16,667 per month to TI Nevada, which is controlled by an officer of the Company, for a term of three years; and

ii.	CAD$10,000 per month to Toro Pacific Management Inc., which is controlled by an officer of the Company.

15.	Investment Agreement

On 30 October 2018, the Company entered into a strategic investment agreement (the “Investment Agreement”) with Australis. Pursuant to the terms of the Investment Agreement, Australis will acquire (i) 16,000,000 units of the Company (Note 10), and (ii) CAD$1,600,000 principal amount 8% unsecured convertible debentures (Note 8).

Under the terms of the Investment Agreement, the parties agreed to negotiate in good faith a license agreement pursuant to which the Company will grant Australis an exclusive and assignable license to use the Body and Mind brand outside of the United States of America on commercially reasonable terms.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2019
U.S. Dollars

15.	Investment Agreement – Continued

In addition, the Company entered into a commercial advisory agreement with Australis Capital (Nevada) Inc. (“Australis Nevada”), a wholly-owned subsidiary of Australis, pursuant to which Australis Nevada will provide advisory and consulting services to the Company at $16,500 per month for a term ending on the date that is the earlier of: (i) five years following the closing of the transactions contemplated by the Investment Agreement, and (ii) the date Australis no longer holds 10% or more of the issued and outstanding Common Shares. Subject to certain exceptions, Australis will be entitled to maintain its’ pro rata interest in the Company until such time as it no longer holds 10% or more of the issued and outstanding Common Shares.

Subject to applicable laws and the rules of the CSE, for as long as Australis owns at least 10% of the issued and outstanding common shares, Australis will be entitled to nominate one director for election to the Board of Directors of the Company (the “Board”). If Australis exercises all of the warrants and converts all of the debentures purchased, Australis will be entitled to nominate a second director for election to the Board.

On 2 November 2018, the Company executed the Investment Agreement and completed the sale of securities pursuant to the Investment Agreement.

On 31 January 2019, the Company issued 1,768,545 common shares to Australis for proceeds of $787,123 which is included in subscriptions receivable, pursuant to the Investment Agreement whereby the Company granted Australis anti-dilution participation rights to allow Australis to maintain a 35.783% ownership interest in the Company (Note 10).

16.	Investment in NMG Ohio LLC

On 7 June 2018, the Company acquired a 30% interest in NMG Ohio LLC (“NMG Ohio”).  The investment is accounted for using the equity method of accounting. During the period ended January 31, 2019, the Company advanced an additional $612,619 to NMG Ohio to fund the build-out of a dispensary.

On 31 January 2019, the Company entered into a definitive agreement to acquire 100% ownership of NMG Ohio. The Company will purchase the remaining 70% interest for total cash payments of $1,575,000 and issuance of 3,173,864 common shares of the Company. As at January 31, 2019 the Company had issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,567.  At 31 January 2019 the definitive agreement had not closed.  Subsequent to January 31, 2019, the Company made cash payments of $618,416.

The remaining cash payments totaling $956,584 and the remaining issuance of 793,466 common shares are expected to be paid and issued subsequent to the period ended January 31, 2019.

31 January 2019

Balance, 31 July 2018	$77,600
Common shares issued at fair value	1,448,567
Dispensary build-out related costs	612,619
Equity loss	(31,559)
Foreign exchange	(796)

Total	$2,106,431

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2019
U.S. Dollars

17.	Investment in GLDH

On 29 November 2018, the Company and Australis announced an investment by the Company into Green Light District Holdings, Inc. (“GLDH”) by way of a $5,200,000 senior secured convertible note which bears interest at a rate of 20% per annum and is due on 29 November 2020.  In conjunction with the note, an additional amount of $538,946 was advanced to cover payables and which shall be repaid at an unspecified date.

The note and any accrued interest is convertible into 89.75% of the shares of GLDH at the option of the Company.  The Company has an agreement to issue additional consideration totalling $6,297,580 payable in 11,255,899 shares of the Company at a price of CAD$0.7439 upon meeting certain milestones.

31 January 2019

Senior secured note	$5,200,000
GLDH working capital advances	538,946
Foreign exchange	13,234

Total	$5,752,180

18.	Subsequent Events

Effective March 15, 2019, the Company, through its wholly owned subsidiaries, DEP Nevada and NMG, entered into a convertible loan agreement and a management agreement with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical marijuana dispensary facility in West Memphis, Arkansas.

Pursuant to the management agreement, NMG will provide operations and management services, including management, staffing, operations, administration, oversight, and other related services. Under the management agreement, NMG will be paid a monthly management fee equal to a percentage of the monthly net profits of CCG, subject to conversion of the convertible loan as discussed below upon which the monthly management fee shall be $6,000 per month, unless otherwise agreed by the parties in writing.

The convertible loan agreement is for an amount up to $1,250,000 from DEP to CCG with proceeds to be used to fund construction of a facility, working capital and initial operating expenses. The loan bears interest at a fixed rate of $6,000 per month until the parties mutually agree to increase the interest. Within one year of granting of a medical marijuana dispensary license or one year after entering into the convertible loan, DEP may elect to convert the loan into preferred units of CCG equal to 40% of all outstanding units of CCG, subject to approval of the Arkansas Medical Marijuana Commission.

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

On 7 June 2018, the Company acquired a 30% interest in NMG Ohio LLC (“NMG Ohio”).  The investment is accounted for using the equity method of accounting. During the period ended January 31, 2019, the Company advanced an additional $612,619 to NMG Ohio to fund the build-out of a dispensary.

On 31 January 2019, the Company entered into a definitive agreement to acquire 100% ownership of NMG Ohio. The Company will purchase the remaining 70% interest for total cash payments of $1,575,000 and issuance of 3,173,864 common shares of the Company. As at January 31, 2019 the Company had issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,567.  At 31 January 2019 the definitive agreement had not closed.  Subsequent to January 31, 2019, the Company made cash payments of $618,416.

The remaining cash payments totaling $956,584 and the remaining issuance of 793,466 common shares are expected to be paid and issued subsequent to the period ended January 31, 2019.

On 30 October 2018, the Company entered into a strategic investment agreement (the “Investment Agreement”) with Australis. Pursuant to the terms of the Investment Agreement, Australis will acquire (i) 16,000,000 units of the Company, and (ii) CAD$1,600,000 principal amount 8% unsecured convertible debentures.

Under the terms of the Investment Agreement, the parties agreed to negotiate in good faith a license agreement pursuant to which the Company will grant Australis an exclusive and assignable license to use the Body and Mind brand outside of the United States of America on commercially reasonable terms.

In addition, the Company entered into a commercial advisory agreement with Australis Capital (Nevada) Inc. (“Australis Nevada”), a wholly-owned subsidiary of Australis, pursuant to which Australis Nevada will provide advisory and consulting services to the Company at $16,500 per month for a term ending on the date that is the earlier of: (i) five years following the closing of the transactions contemplated by the Investment Agreement, and (ii) the date Australis no longer holds 10% or more of the issued and outstanding Common Shares. Subject to certain exceptions, Australis will be entitled to maintain its’ pro rata interest in the Company until such time as it no longer holds 10% or more of the issued and outstanding Common Shares.

Subject to applicable laws and the rules of the CSE, for as long as Australis owns at least 10% of the issued and outstanding common shares, Australis will be entitled to nominate one director for election to the Board of Directors of the Company (the “Board”). If Australis exercises all of the warrants and converts all of the debentures purchased, Australis will be entitled to nominate a second director for election to the Board.

On 2 November 2018, the Company executed the Investment Agreement and completed the sale of securities pursuant to the Investment Agreement.

On 29 November 2018, the Company and Australis announced an investment by the Company into Green Light District Holdings, Inc. (“GLDH”) by way of a $5,200,000 senior secured convertible note which bears interest at a rate of 20% per annum and is due on 29 November 2020.  In conjunction with the note, an additional amount of $538,946 was advanced to cover payables and which shall be repaid at an unspecified date.

The note and any accrued interest is convertible into 89.75% of the shares of GLDH at the option of the Company.  The Company has an agreement to issue additional consideration totalling $6,297,580 payable in 11,255,899 shares of the Company at a price of CAD$0.7439 upon meeting certain milestones. As of January 31, 2019 and the date of this report, no shares have been issued as it relates to the milestones.

On 31 January 2019, the Company issued 1,768,545 common shares to Australis for proceeds of $787,123 which is included in subscriptions receivable, pursuant to the Investment Agreement whereby the Company granted Australis anti-dilution participation rights to allow Australis to maintain a 35.783% ownership interest in the Company.

Results of Operations for the three month periods ended January 31, 2019 and 2018

The following table sets forth our results of operations for the three month periods ended January 31, 2019 and 2018:

	January 31, 2019 $	January 31, 2018 $
Sales, net of taxes	1,079,818	831,455
Cost of Sales	(575,948)	(268,175)
Gross Margin	503,870	563,280
General and Administrative Expenses	(2,119,823)	(1,536,146)
Foreign Currency Translation Adjustment	(120,725)	206,648
Comprehensive Loss	(1,884,404)	(762,779)
Basic and Diluted Loss Per Share	(0.03)	(0.02)

Revenues

For the three month period ended January 31, 2019 we had total net sales of $1,079,818 and cost of sales of $575,948 for a gross margin of $503,870 compared total net sales of $831,455 and cost of sales of $268,175 for a gross margin of $563,280 in the three month period ended January 31, 2018. During the three months ended January 31, 2019, the Company recorded product sales as follows:

Revenues – By Product	Three months ended January 31, 2019 $	%

Flower	432,499	36
Concentrates	494,454	41
Edibles	113,518	10
Pre-rolled	155,274	13

Total	1,195,745	100

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

Operating Expenses

For the three month period ended January 31, 2019, operating expenses totaled $2,119,823 compared with $1,536,146 for the three month period ended January 31, 2018. The change in operating expenses was mainly due to the acquisition of NMG. This resulted in increased operating activities in Nevada, USA as well as professional and consulting fees in Canada and 2,050,000 stock options recorded at a fair value of $870,808 granted to current directors, officers, employees and consultants of the Company.

Other Items

During the three month period ended January 31, 2019, our other items accounted for $48,332 in expenses as compared to $3,439 in income for the three month period ended January 31, 2018. The significant components in other items primarily relates to the Company’s proportion of loss on equity investee in NMG Ohio LLC.

Net Income (Loss)

Net loss for the quarter ended January 31, 2019 totaled $1,763,679 compared with a net loss of $969,427 for the quarter ended January 31, 2018. The decrease in net loss resulted primarily from the acquisition of NMG and sales generated from our products and the increase in consulting fees to Australis as discussed above.

Other Comprehensive Income (Loss)

We recorded translation adjustments loss of $120,725 and gain of $206,648 for the three months ended January 31, 2019 and 2018, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Results of Operations for the six month periods ended January 31, 2019 and 2018

The following table sets forth our results of operations for the six month periods ended January 31, 2019 and 2018:

	January 31, 2019 $	January 31, 2018 $
Sales	2,274,377	831,455
Cost of Sales	(1,313,569)	(268,175)
Gross Margin	960,808	563,280
General and Administrative Expenses	(2,585,826)	(1,912,863)
Foreign Currency Translation Adjustment	(26,314)	132,920
Comprehensive Loss	(2,001,788)	(1,287,015)
Basic and Diluted Loss Per Share	(0.03)	(0.04)

Revenues

For the six month period ended January 31, 2019 we had total net sales of $2,274,377 and cost of sales of $1,313,569 for a gross margin of $960,808 compared total net sales of $831,455 and cost of sales of $268,175 for a gross margin of $563,280 in the six month period ended January 31, 2018. During the six months ended January 31, 2019, the Company recorded product sales as follows:

Revenues – By Product	Six months ended January 31, 2019 $	%

Flower	1,052,368	42
Concentrates	892,530	35
Edibles	204,081	8
Pre-rolled	372,744	15

Total	2,521,723	100

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

 Operating Expenses

For the six month period ended January 31, 2019, operating expenses totaled $2,585,826 compared with $1,912,863 for the three month period ended January 31, 2018. The change in operating expenses was mainly due to the acquisition of NMG. This resulted in increased operating activities in Nevada, USA as well as professional and consulting fees in Canada and 2,050,000 stock options granted to current directors, officers, employees and consultants of the Company.

Other Items

During the six month period ended January 31, 2019, our other items accounted for $127,508 in expenses as compared to $70,352 for the six month period ended January 31, 2018. The significant components in other items primarily relates to foreign exchange and the Company’s proportion of loss on equity investee in NMG Ohio LLC.

Net Income (Loss)

Net loss for the six month ended January 31, 2019 totaled $1,975,474 compared with a net loss of $1,419,935 for the quarter ended January 31, 2018. The increase in net loss between periods of $555,539 resulted primarily from the acquisition of NMG and sales generated from our products and the increase in consulting fees to Australis as discussed above.

Other Comprehensive Income (Loss)

We recorded translation adjustments loss of $26,314 and gain of $132,920 for the six months ended January 31, 2019 and 2018, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of January 31, 2019:

As of January 31, 2019
(unaudited)
Cash reserves	$2,718,739
Working capital deficit	$(574,832)

The Company’s working capital deficit improved during the six months ended January 31, 2019 as the Company completed a private placement and expanded the production facility in Nevada.

In connection with the Acquisition of NMG, on 14 November 2017, the Company issued promissory notes totaling $2,175,000 to NMG Members (Note 13).  As these promissory notes are non-interest bearing, they were discounted to a present value of $1,887,863 at a rate of 12%. These promissory notes are non-interest bearing, secured by the assets of the Company, and due the earlier of 14 February 2019 or within 30 days from the date of the Company completes a financing of at least $500,000.  Any unpaid amounts at maturity will bear interest at a rate of 10% per annum.  At 31 July 2018, the promissory notes were accreted to their face value as it was estimated that repayment would occur imminently due to the Company’s fund raising initiatives. During the six months ended 31 January 2019, the Company accrued interest and accretion expense of $Nil (2018 - $277,219).  On 12 November 2018 the notes were amended such that $1,175,000 was repaid and the balance of $1,000,000 would be due on 14 February 2019.  If the balance was not repaid on 14 February 2019, then interest would commence accruing at 8% per annum and the principal plus interest is to be repaid on the earlier of i) 12 months from due date or ii) within 10 business days of closing a financing greater than $5,000,000 subsequent to 12 November  2018.

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

In connection with the Investment Agreement with Australis on 30 October 2018, the Company issued an unsecured convertible debenture in the amount of CAD$1,600,000 to Australis. The convertible debenture bears interest at a rate of 8% per annum. Repayment of the outstanding principal amount of the convertible debenture, together with any accrued and unpaid interest, is to be made on or prior to 30 October 2020. The convertible debenture is convertible at the option of Australis into common shares of the Company at a conversion price of CAD$0.55 per common share, subject to adjustment and acceleration in certain circumstances.

At the date of issue, a beneficial conversion feature of $88,797 (CAD$116,714) was recognized and the debt portion of the convertible debentures was recorded at a value of $1,128,750 (CAD$1,483,636).  The value of the beneficial conversion feature was recorded in equity as additional paid-in capital.  Subsequent to initial recognition, the debt has been amortized over the term of the debt using the effective interest rate method at a rate of 11.3%.

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

In connection with the investment of Green Light District Holdings, Inc. (“GLDH”) on 29 November 2018, the Company issued a promissory note in the amount of $4,000,000 to Australis Capital Inc. (“Australis”) (Note 17). The promissory note bears interest at a rate of 15% per annum, is secured by the assets of the Company, matures in two years and requires semi-annual interest payments unless the Company elects to accrue the interest by adding it to the principal amount. The Company issued 1,105,083 common shares of the Company as a finance fee to Australis valued at $822,494. During the six months ended 31 January 2019, the Company accrued interest and accretion expense of $176,090 (2018 - $Nil).

Statement of Cash flows

During the six month period ended January 31, 2019, our net cash increased by $2,393,902 (2018: increase by $1,312,006), which included net cash used in operating activities of $915,104 (2018: $1,144,572), net cash used in investing activities of $6,510,559 (2018: $2,779,998), net cash provided by financing activities of $9,845,879 (2018: $5,103,656) and effect of exchange rate changes on cash and cash equivalents of $26,314 (2018: $132,920).

Cash Flow used in Operating Activities

Cash flow used in operating activities totaled $915,104 and $1,144,572 during the six months ended January 31, 2019 and 2018, respectively. Cash used in operating activities increased in 2018 as a result of the Company’s finalization of the Assignment Agreement and the Share Exchange Agreement with NMG during the previous periods. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $1,975,474 during the six months ended January 31, 2019 compared to $1,419,935 in 2018. The net loss in 2019 included non-cash depreciation of $141,901 (2018: $1,575), accrued interest of $207,222(2018: $Nil), income tax of $222,948 (2018: $Nil), loss of equity investee of $31,559 (2018: $Nil), and stock-based compensation of $870,808 (2018: $733,679).

The following non-cash items further adjusted the loss for the six months ended January 31, 2019 and 2018:

•

Increase in amounts receivable and prepaid of $125,748 (2018: $298,713), increase in inventory of $615,174 (2018: $104,034), increase in trade payables and accrued liabilities of $369,957 (2018: decrease of $65,702) and decrease in due to related parties of $45,489 (2018: increase of $7,675).

Cash Flow used in Investing Activities

During the six month period ended January 31, 2019, investing activities used cash of $6,510,559 compared to $2,779,998 during the six month period ended January 31, 2018. The change in cash used in investing activities from the six month period ended January 31, 2019 relates primarily to acquisition of NMG Ohio LLC of $612,619 (2018: $Nil), investment in Green Light District Holdings, Inc. of $5,752,180 (2018: $Nil) and additional property and equipment of $145,760 (2018: $85,335).  In the prior period, the Company paid $92,674 to NMG as part of the acquisition that closed in November 2017.

Cash Flow provided by Financing Activities

During the six month period ended January 31, 2019, financing activities provided cash of $9,845,879 compared to $5,103,656 during the six month period ended January 31, 2018.  During the six month period ended January 31, 2019, the Company raised net proceeds of $5,818,300 on the issuance of its securities, received net proceeds of $5,202,579 from loans and repaid $1,175,000 of loans outstanding, The Company closed a private placement of 16,000,000 units for gross proceeds of $4,882,240, issued 3,206,160 common shares for proceeds of $1,204,875 related to the exercise of 3,206,160 warrants at an exercise price of CAD$0.50 per share, issued a promissory note in the amount of $4,000,000 to Australis subject to an interest rate of 15%, secured by the assets of the Company and matures in two years and issued unsecured convertible debentures in the amount of CAD$1,600,000 to Australis bearing interest at 8% per annum and matures in two years. In 2017, as part of the Concurrent Financing requirement of the Share Exchange Agreement with NMG, the Company raised $4,769,943 net of share issue costs by issuing 9,102,165 Subscription Receipts at a price of CAD$0.66 per Subscription Receipt. On November 14, 2017, each Subscription Receipt converted into one common share of the Company and one share purchase warrant of the Company exercisable at a price of CAD$0.90 for a period of 24 months from the date of issuance.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

Subsequent events

Effective March 15, 2019, the Company, through its wholly owned subsidiaries, DEP Nevada and NMG, entered into a convertible loan agreement and a management agreement with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical marijuana dispensary facility in West Memphis, Arkansas.

Pursuant to the management agreement, NMG will provide operations and management services, including management, staffing, operations, administration, oversight, and other related services. Under the management agreement, NMG will be paid a monthly management fee equal to a percentage of the monthly net profits of CCG, subject to conversion of the convertible loan as discussed below upon which the monthly management fee shall be $6,000 per month, unless otherwise agreed by the parties in writing.

The convertible loan agreement is for an amount up to $1,250,000 from DEP to CCG with proceeds to be used to fund construction of a facility, working capital and initial operating expenses. The loan bears interest at a fixed rate of $6,000 per month until the parties mutually agree to increase the interest. Within one year of granting of a medical marijuana dispensary license or one year after entering into the convertible loan, DEP may elect to convert the loan into preferred units of CCG equal to 40% of all outstanding units of CCG, subject to approval of the Arkansas Medical Marijuana Commission.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital deficit of $574,832 as at January 31, 2019. In addition, the Company has incurred losses from operations to date and is currently attempting to implement its business plan; therefore, the Company is exposed to liquidity risk.

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

ITEM 4 - CONTROLS AND PROCEDURES

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2019 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of January 31, 2019.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended January 31, 2019 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A -  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On 29 November 2018, the Company issued 1,105,083 common shares as a finance fee to Australis valued at $822,494. We relied on the exemption from registration under Rule 903 of Regulation S promulgated under the Securities Act for the issuance to Australis as the securities were issued to Australis through an offshore transaction which was negotiated and consummated outside of the United States.

On 30 November 2018, the Company issued 3,206,160 common shares upon exercise of 3,206,160 warrants by Australis at a price of CAD$0.50 per common share for aggregate proceeds of $1,205,196 (CAD$1,603,080).  We relied on the exemption from registration under Rule 903 of Regulation S promulgated under the Securities Act for the issuance to Australis as the securities were issued to Australis through an offshore transaction which was negotiated and consummated outside of the United States.

On 11 December 2018, the Company issued 2,050,000 stock options in accordance with the Company’s stock option plan at an exercise price of CDN$0.57 per share for a five year term expiring 10 December 2023.

The options were granted to current directors, officers, employees and consultants of the Company. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S for optionees who are non-U.S. persons and on the exemption from registration provided by Section 4(a)(2) under the U.S. Securities Act for optionees who are U.S. persons.

On 31 January 2019, the Company issued 1,768,545 common shares to Australis for proceeds of $787,123 which is included in subscriptions receivable, pursuant to the Investment Agreement. We relied on the exemption from registration under Rule 903 of Regulation S promulgated under the Securities Act for the issuance to Australis as the securities were issued to Australis through an offshore transaction which was negotiated and consummated outside of the United States.

On 31 January 2019, the Company issued 2,380,398 common shares valued at $1,448,567 to 10 individuals/entities in relation to acquiring the remaining 70% of NMG Ohio LLC. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S for three individuals/entities who are non-U.S. persons and on the exemption from registration provided by Rule 506 and/or Section 4(a)(2) under the U.S. Securities Act for seven individuals/entities who are U.S. persons.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 - OTHER INFORMATION

On 31 January 2019, the Company issued 2,380,398 common shares valued at $1,448,567 to 10 individuals/entities in relation to acquiring the remaining 70% of NMG Ohio LLC. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S for three individuals/entities who are non-U.S. persons and on the exemption from registration provided by Rule 506 and/or Section 4(a)(2) under the U.S. Securities Act for seven individuals/entities who are U.S. persons.

ITEM 6 - EXHIBITS

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

BODY AND MIND INC.

Date: March 25, 2019	By:	/s/ Leonard Clough
Leonard Clough, President and Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2019	By:	/s/ Darren Tindale
Darren Tindale, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

