Form 10-Q
period 2019-04-30
BODY & MIND INC.
filed 2019-06-19
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

None

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at June 19, 2019, was 97,272,558.

BODY AND MIND INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.	Statement 1

Consolidated Interim Balance Sheets
(U.S. Dollars)

ASSETS	As at 30 April 2019 (Unaudited)	As at 31 July 2018

Current
Cash and cash equivalents	$2,588,798	$324,837
Amounts receivable	706,546	632,477
Prepaids	74,806	99,014
Inventory (Note 5)	1,674,756	953,417
Total Current Assets	5,044,906	2,009,745

Convertible Loan Receivable (Note 6)	7,863	-
Investment in NMG Ohio LLC (Note 17)	3,106,258	77,600
Investment in GLDH (Note 18)	6,204,792	-
Property and Equipment (Note 7)	2,653,043	2,615,898
Brand and Licenses (Note 14)	8,172,000	8,172,000
Goodwill (Note 14)	2,635,721	2,635,721
TOTAL ASSETS	$27,824,583	$15,510,964

LIABILITIES
Current
Accounts payables	$778,257	$447,703
Accrued liabilities	94,715	95,481
Income taxes	654,030	239,358
Due to related parties (Note 8)	112,509	51,081
Notes payable (Note 9)	4,616,476	2,175,000
Total Current Liabilities	6,255,987	3,008,623

Convertible Debenture (Note 10)	1,168,852	-
Deferred Tax Liability	1,716,120	1,716,120
TOTAL LIABILITIES	9,140,959	4,724,743

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 11)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
72,628,084 (31July2018–47,774,817) Common Shares	7,263	4,778
Additional Paid-in Capital	26,690,455	16,918,082
Shares to be Issued (Note 14)	75,939	103,267
Equity component of convertible debenture	88,797	-
Other Comprehensive Income	612,826	532,405
Deficit	(8,791,656)	(6,772,311)
TOTAL STOCKHOLDERS’ EQUITY	18,683,624	10,786,221
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,824,583	$15,510,964

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc.	Statement 2

Consolidated Interim Statements of Operations (Unaudited)
(U.S. Dollars)

	Three Month Period Ended 30 April		Nine Month Period Ended 30 April
	2019	2018	2019	2018

Sales	$1,238,494	$787,512	$3,760,217	$1,618,967
Sales tax	(215,846)	(107,965)	(463,192)	(140,914)
Cost of sales	(471,873)	(402,705)	(1,785,442)	(670,880)
	550,775	276,842	1,511,583	807,173

General and Administrative Expenses
Accounting and legal (Note 8)	28,430	76,464	325,710	223,320
Consulting fees (Notes 8 and 16)	79,356	19,143	189,643	136,295
Depreciation	3,138	2,981	9,626	4,556
Insurance	15,254	6,071	54,030	11,006
Interest expense (Notes 9 and 10)	300,008	119,131	502,025	119,131
Licenses, utilities and office administration	59,127	60,789	469,746	221,265
Listing fees	-	-	-	471,408
Management fees (Note 8)	130,080	73,184	297,354	189,210
Regulatory, filing and transfer agent fees	17,974	3,280	67,023	19,187
Rent	49,267	22,000	85,629	33,000
Salaries and wages	224,437	144,830	607,577	241,171
Stock-based compensation (Notes 8 and 11)	10,836	-	881,644	733,679
Travel	8,549	10,319	22,275	14,878
	(926,456)	(538,192)	(3,512,282)	(2,418,106)
Loss Before Other Items	(375,681)	(261,350)	(2,000,699)	(1,610,933)
Other Items
Foreign exchange, net	52,791	(21,958)	(43,158)	(91,427)
Interest income	442,380	2,185	442,380	2,185
Management fee income	9,000	-	9,000	-
Gain (loss) of equity investee (Note 7)	19,363	-	(12,196)	-
Write off of amounts receivable	-	-	-	(883)
Net Income (Loss) for the Period Before Income Tax	$147,853	$(281,123)	$(1,604,673)	$(1,701,058)
Income tax expense	(191,724)	-	(414,672)	-
Net Income (Loss) for the Period	(43,871)	(281,123)	(2,019,345)	(1,701,058)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	106,735	(149,856)	80,421	(16,936)
Comprehensive Income (Loss) for the Period	$62,864	$(430,979)	$(1,938,924)	$(1,717,994)
Earnings (Loss) per Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.03)	$(0.05)
Weighted Average Number of Shares Outstanding	72,628,084	47,704,317	62,253,943	36,572,733

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc.	Statement 3

Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)
(U.S. Dollars)

	Share Capital		Additional		Equity component	Other
	Common Shares		Paid-in	Shares to be	of Convertible	Comprehensive
	Number	Amount	Capital	Issued	debenture	Income	Deficit	Total
Balance – 31 July 2017	19,137,783	$1,914	$4,954,932	$-	$$-	$356,828	$(4,991,251)	$322,423
Private placements (Note 11)	9,739,534	974	5,025,520	-	-	-	-	5,026,494
Acquisition of Nevada Medical Group LLC (Notes 11 and 14)	18,827,000	1,883	6,335,482	135,202	-	-	-	6,472,567
Share issue costs	-	-	(219,459)	-	-	-	-	(219,459)
Issuance of escrowed shares (Notes 11 and 14)	70,500	7	31,928	(31,935)	-	-	-	-
Stock-based compensation (Note 11)	-	-	789,679	-	-	-	-	789,679
Foreign currency translation adjustment	-	-	-	-	-	175,577	-	175,577
Loss for the period	-	-	-	-	-	-	(1,781,060)	(1,781,060)
Balance – 31 July 2018	47,774,817	4,778	16,918,082	103,267	-	532,405	(6,772,311)	10,786,221
Private placement (Note 11)	16,000,000	1,600	4,882,240	-	-	-	-	4,883,840
Exercise of warrants (Note 11)	3,206,160	321	1,204,875	-	-	-	-	1,205,196
Issuance of escrowed shares (Note 11)	70,500	7	27,321	(27,328)	-	-	-	-
Share issue costs (Note 11)	322,581	31	(270,767)	-	-	-	-	(270,736)
Finance fee for promissory note (Note 9 and 11)	1,105,083	111	822,383	-	-	-	-	822,494
Investment agreement with Australis (Note 11 and 16)	1,768,545	177	786,946	-	-	-	-	787,123
Acquisition of NMG Ohio LLC (Note 11 and 17)	2,380,398	238	1,448,567	-	-	-	-	1,448,805
Equity component of convertible debenture (Note 10)	-	-	-	-	88,797	-	-	88,797
Stock-based compensation (Note 8 and 11)	-	-	870,808	-	-	-	-	870,808
Foreign currency translation adjustment	-	-	-	-	-	80,421	-	80,421
Loss for the period	-	-	-	-	-	-	(2,019,345)	(2,019,345)
Balance – 30 April 2019	72,628,084	$7,263	$26,690,455	$75,939	$88,797	$612,826	$(8,791,656)	$18,683,624

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc.	Statement 4

Consolidated Interim Statements of Cash Flows (Unaudited)
(U.S. Dollars)

	Nine Month Period Ended 30 April
Cash Resources Provided By (Used In)	2019	2018
Operating Activities
Loss for the period	$(2,019,345)	$(1,701,058)
Items not affecting cash:
Accrued interest and accretion	502,025	119,131
Accrued interest income	(433,380)	-
Depreciation	213,727	4,556
Foreign exchange	(18,774)	1,484
Income tax	414,672	-
Loss of equity investee	12,196	-
Stock-based compensation	881,644	733,679
Write off of amounts receivable	-	883
Amounts receivable and prepaids	(49,861)	(218,588)
Inventory	(721,339)	(373,693)
Trade payables and accrued liabilities	329,788	117,530
Due to related parties	61,428	31,881
	(827,219)	(1,284,195)

Investing Activities
Business combination, net of cash acquired	-	(2,194,663)
Pepper Lane North deposits	-	(250,000)
Investment in NMG Ohio, LLC	(1,592,049)	-
Investment in GLDH	(5,771,459)	-
Purchase of property and equipment	(250,872)	(494,141)
Convertible loan receivable	(7,863)	-
	(7,622,243)	(2,938,804)

Financing Activities
Issuance of shares, net of share issue costs	6,605,423	5,142,487
Loans obtained	5,202,579	(222,196)
Loans repaid	(1,175,000)	-
	10,633,002	4,920,291

Effect of exchange rate changes on cash	80,421	(16,936)

Net Increase in Cash	2,263,961	680,356
Cash– Beginning of Period	324,837	366,584
Cash– End of Period	$2,588,798	$1,046,940

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2019
U.S. Dollars

1. Nature and Continuance of Operations

Body and Mind Inc. (the “Company”) was incorporated on 5 November 1998 in the State of Delaware, USA, under the name Concept Development Group, Inc. In May 2004, the Company acquired 100% of Kaleidoscope Venture Capital, Inc. (formerly Vocalscape Networks, Inc.) (“Kaleidoscope”) and changed its name to Vocalscape, Inc. In November 2005, the Company changed its name to Nevstar Precious Metals Inc. and in September 2008, the Company changed its name to Deploy Technologies Inc. On 14 November 2017, the Company acquired Nevada Medical Group, LLC (“NMG”) and changed its name to Body and Mind Inc. The Company is now a supplier and grower of medical and recreational cannabis in the state of Nevada.

These unaudited consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

These unaudited consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 31 July 2018. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended 31 July 2018. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended 30 April 2019 are not necessarily indicative of the results that may be expected for the year ending 31 July 2019.

These unaudited consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At 30 April 2019, the Company had cash of $2,588,798 (31 July 2018 – $324,837) and a working capital deficit of $1,211,081 (31 July 2018 – $998,878).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources will not be adequate to continue operating and maintaining its business strategy for the next 12 months. If the Company is unable to raise additional capital in the near future, management expects that the Company will need to curtail operations, seek additional capital on less favorable terms and/or pursue other remedial measures.

These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 April 2019, the Company had incurred losses from activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
For the nine months ended 30 April 2019
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

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As at 30 April 2019 and 31 July 2018, the Company has no allowance for doubtful accounts.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2019
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

The Company derives revenue primarily from the sale of medical and recreational cannabis. In accordance with ASC 606, revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered and the goods have been delivered, the amount is fixed and determinable, and collection is reasonably assured.

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
For the nine months ended 30 April 2019
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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As at 30 April 2019, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2019
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

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

4. Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 30 April 2019 and 31 July 2018:

	As at 30 April 2019	As at 31 July 2018
Financial assets at fair value
Cash	$2,588,798	$324,837
Convertible loan receivable	7,863	-

Total financial assets at fair value	$2,596,661	$324,837

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

Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Company is not exposed to credit risk related to cash and cash equivalents as it does not hold cash in excess of federally insured limits, with major financial institutions. Credit risk associated with the convertible loan receivable (including the investment in GLDH) arises from the possibility that the principal and/or interest due may become uncollectible. The Company mitigates this risk by managing and monitoring the underlying business relationship.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2019
U.S. Dollars

4. Financial Instruments – Continued

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital deficit of $1,211,081 as at 30 April 2019. However, the Company has incurred losses from operations to date and is currently attempting to implement its business plan; therefore, the Company is exposed to liquidity risk.

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

Other risks

The Company is not exposed to other risks unless otherwise noted.

5. Inventory

	30 April 2019	31 July 2018

Raw materials	$9,320	$9,705
Work in progress	114,019	151,039
Finished goods	932,690	567,563
Consumables	618,727	225,110

Total	$1,674,756	$953,417

6. Convertible loan receivable

Effective March 15, 2018, the Company, through its wholly owned subsidiaries, DEP Nevada and NMG, entered into a convertible loan agreement and a management agreement with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical cannabis dispensary facility in West Memphis, Arkansas.

Pursuant to the management agreement, NMG will provide operations and management services, including management, staffing, operations, administration, oversight, and other related services. Under the management agreement, NMG will be paid a monthly management fee equal to 66.67% of the monthly net profits of CCG, subject to conversion of the convertible loan as discussed below upon which the monthly management fee shall be $6,000 per month, unless otherwise agreed by the parties in writing.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2019
U.S. Dollars

6. Convertible loan receivable – Continued

The convertible loan agreement is for an amount up to $1,250,000 from DEP to CCG with proceeds to be used to fund construction of a facility, working capital and initial operating expenses. The loan bears interest at a fixed rate of $6,000 per month until the parties mutually agree to increase the interest. Within one year of granting of a medical marijuana dispensary license or one year after entering into the convertible loan, DEP may elect to convert the loan into preferred units of CCG equal to 40% of all outstanding units of CCG, subject to approval of the Arkansas Medical cannabis Commission.

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The sum of these two valuations is the fair value of the loan receivable. Management believes that the accretion of the straight debt portion and embedded derivative related to the conversion option are not material. During the nine months ended 30 April 2019, the Company advanced $7,863 (2018 - $Nil) and accrued interest income of $9,000 (2018 - $Nil).

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2019
U.S. Dollars

7. Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Improvements	Total
Cost:
Balance, 31 July 2018	$24,586	$435,109	$261,957	$27,694	$38,717	$1,644	$1,993,928	$2,783,635
Additions	7,491	28,647	22,701	-	-	528	191,505	250,872
Balance, 30 April 2019	32,077	463,756	284,658	27,694	38,717	2,172	2,185,433	3,034,507

Accumulated Depreciation:
Balance, 31 July 2018	3,177	41,169	25,446	2,554	5,500	228	89,663	167,737
Depreciation	3,828	55,046	32,608	3,327	5,797	268	112,853	213,727
Balance, 30 April 2019	7,005	96,215	58,054	5,881	11,297	496	202,516	381,464

Net Book Value:
As at 31 July 2018	21,409	393,940	236,511	25,140	33,217	1,416	1,904,265	2,615,898
As at 30 April 2019	$25,072	$367,541	$226,604	$21,813	$27,420	$1,676	$1,982,917	$2,653,043

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2019
U.S. Dollars

8. Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions for the nine month period ended 30 April 2019 and 2018 are as follows:

a)	During the nine months ended 30 April 2019, accounting fees of $28,573 (2018 - $22,088) and management fees of $Nil (2018 - $9,545) were paid/accrued to a company controlled by the former Chief Financial Officer and a director of the Company.

b)	During the nine months ended 30 April 2019, management fees of $68,103 (2018 - $43,544) and consulting fees of $Nil (2018 - $69,000) were paid/accrued to companies related to the Chief Executive Officer of the Company.

c)	During the nine months ended 30 April 2019, management fees of $150,673 (2018 - $93,869) were paid/accrued to a company controlled by a director of the Company.

d)	During the nine months ended 30 April 2019, management fees of $45,402 (2018 - $35,627) were paid/accrued to a company controlled by the Chief Financial Officer of the Company.

e)	During the nine months ended 30 April 2019, management fees of $Nil (2018 - $2,712) were paid/accrued to a former Chief Executive Officer of the Company.

f)	During the nine months ended 30 April 2019, management fees of $Nil (2018 - $9,500) were paid/accrued to a former Chief Executive Officer of the Company.

g)	As at 30 April 2019, the Company owed $23,467 (31 July 2018 - $17,028) to the Chief Executive Officer of the Company and a company controlled by him.

h)	As at 30 April 2019, the Company owed $27,379 (31 July 2018 - $4,033) to the Chief Financial Officer of the Company

i)	As at 30 April 2019, the Company owed $12,031 (31 July 2018 - $1,210) to a director of the Company and a company controlled by him.

j)	As at 30 April 2019, the Company owed $49,632 (31 July 2018 - $28,810) to a director of the Company and a company controlled by him.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

In addition, there are amounts owing to related parties resulting from the purchase of NMG (Note 9). Included in stock-based compensation is $612,850 incurred to related parties.

9. Notes Payable

In connection with the Acquisition of NMG, on 14 November 2017, the Company issued promissory notes totaling $2,175,000 to NMG Members (Note 14). As these promissory notes are non-interest bearing, they were discounted to a present value of $1,887,863 at a rate of 12%. These promissory notes are non-interest bearing, secured by the assets of the Company, and due the earlier of 14 February 2019 or within 30 days from the date of the Company completes a financing of at least $500,000. Any unpaid amounts at maturity will bear interest at a rate of 10% per annum. At 31 July 2018, the promissory notes were accreted to their face value as it was estimated that repayment would occur imminently due to the Company’s fund raising initiatives. During the nine months ended 30 April 2019, the Company accrued interest expense of $16,577 (2018 - $277,219). On 12 November 2018 the notes were amended such that $1,175,000 was repaid and the balance of $1,000,000 would be due on 14 February 2019. As the balance was not repaid on 14 February 2019, then interest would commence accruing at 8% per annum and the principal plus interest is to be repaid on the earlier of i) 12 months from due date or ii) within 10 business days of closing a financing greater than $5,000,000 subsequent to 12 November 2018. During the nine months ended 30 April 2019, the Company accrued interest expense of $16,438 (2018 - $277,219).

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2019
U.S. Dollars

9. Notes Payable – Continued

In connection with the investment of Green Light District Holdings, Inc. (“GLDH”) on 29 November 2018, the Company issued a promissory note in the amount of $4,000,000 to Australis Capital Inc. (“Australis”) (Note 18). The promissory note bears interest at a rate of 15% per annum, is secured by the assets of the Company, matures in two years and requires semi-annual interest payments unless the Company elects to accrue the interest by adding it to the principal amount. The Company issued 1,105,083 common shares of the Company as a finance fee to Australis valued at $822,494 (Note 11). During the nine months ended 30 April 2019, the Company accrued interest and accretion expense of $422,532 (2018 - $Nil).

	30 April 2019	31 July 2018

Balance, beginning	$2,175,000	$-
Issuance of promissory notes	4,000,000	1,887,277
Deferred finance costs	(822,494)	-
Partial repayment of promissory notes	(1,175,000)	-
Interest and accretion expense	438,970	277,219
Foreign exchange adjustment	-	10,504

Balance, ending	$4,616,476	$2,175,000

10.  Convertible debenture

In connection with an investment agreement with Australis on 30 October 2018 (Note 16), the Company issued an unsecured convertible debenture in the amount of CAD$1,600,000 to Australis. The convertible debenture bears interest at a rate of 8% per annum. Repayment of the outstanding principal amount of the convertible debenture, together with any accrued and unpaid interest, is to be made on or prior to 30 October 2020. The convertible debenture is convertible at the option of Australis into common shares of the Company at a conversion price of CAD$0.55 per common share, subject to adjustment and acceleration in certain circumstances.

At the date of issue, a beneficial conversion feature of $88,797 (CAD$116,714) was recognized and the debt portion of the convertible debentures was recorded at a value of $1,128,750 (CAD$1,483,636). The value of the beneficial conversion feature was recorded in equity as additional paid-in capital. Subsequent to initial recognition, the debt has been amortized over the term of the debt using the effective interest rate method at a rate of 11.3%. During the nine months ended 30 April 2019, the Company accrued interest expense of $48,296 (2018 - $Nil).

	30 April 2019	31 July 2018

Balance, beginning	$-	$-
Issuance of convertible debenture	1,128,750	-
Interest and accretion expense	64,541	-
Foreign exchange adjustment	(24,439)	-

Balance, ending	$1,168,852	$-

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2019
U.S. Dollars

11. Capital Stock

The Company’s authorized share capital comprises 900,000,000 Common Shares, with a $0.0001 par value per share.

On 13 March 2017, a total of 150,000 Class A preferred shares were converted into 500,000 common shares of the Company. On 8 May 2017, the remaining 2,325,500 Class A preferred shares were converted into 7,751,765 common shares of the Company. In connection with the Acquisition, on 14 November 2017, the Company eliminated its authorized Class A Preferred share class and completed a consolidation of its common shares on the basis of three pre-consolidation common shares to one post-consolidation common share (Note 14). Unless otherwise noted, all figures in the financial statements are retroactively adjusted to reflect the consolidation.

On 15 August 2017 and 16 August 2017, the Company closed the first two of four tranches of a non-brokered private placement and issued 8,276,294 Subscription Receipts (defined below) at a price of $0.52 (CAD$0.66) per Subscription Receipt for aggregate gross proceeds of $4,270,017 (CAD$5,462,354).

On 31 October 2017, the Company closed a third tranche of a non-brokered private placement and issued 757,666 Subscription Receipts at a price of $0.52 (CAD$0.66) per Subscription Receipt for aggregate gross proceeds of $390,822 (CAD$500,060) (Note 14).

On 1 November 2017, the Company closed a fourth and final tranche of a non-brokered private placement and issued 68,181 Subscription Receipts at a price of $0.52 (CAD$0.66) per Subscription Receipt for aggregate gross proceeds of $35,169 (CAD$45,000) (Note 14).

On 14 November 2017, the Company issued a total of 18,827,000 common shares valued at $6,337,190 in connection with the Acquisition of NMG (Note 14). The Company is obligated to issue 423,000 common shares, which have a fair value of $135,202 (Note 14). On 14 November 2017, a total of 9,102,141 Subscription Receipts converted to 9,102,141 common shares and 9,102,141 share purchase warrants exercisable at CAD $0.66 or CAD$0.90 for a period of 24 months pursuant to the closing of the Acquisition of NMG (Note 14). The Company issued a total of 367,286 brokers’ warrants with a fair value of $62,357 (CAD$78,122) in connection with these financings. The brokers’ warrants are exercisable at CAD$0.90 for a period of 24 months. The Company incurred other share issuance costs of $219,459 (CAD$279,352) in relation to this private placement.

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

On 16 May 2018, the Company issued 70,500 previously escrowed shares with a fair value of $27,328 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 14).

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

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2019
U.S. Dollars

11. Capital Stock – Continued

On 29 November 2018, the Company issued 1,105,083 common shares as a finance fee to Australis valued at $822,494 (Note 9).

On 30 November 2018, the Company issued 3,206,160 common shares upon exercise of 3,206,160 warrants by Australis at a price of CAD$0.50 per common share for aggregate proceeds of $1,205,196 (CAD$1,603,080).

On 31 January 2019, the Company issued 1,768,545 common shares to Australis for proceeds of $787,123 which is included in subscriptions receivable, pursuant to the Investment Agreement (Note 16).

On 31 January 2019, the Company issued 2,380,398 common shares valued at $1,448,805 in relation to acquiring the remaining 70% of NMG Ohio LLC (Note 17).

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

On 6 June 2018, the Company issued 175,000 stock options in accordance with the Company’s stock option plan at an exercise price of CAD$0.47 per share for a five year term expiring 6 June 2023. The options were granted to a consultant of the Company.

The fair value of the stock options was calculated to be $63,101 (CAD$81,129) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	5 years
Expected volatility	262%
Expected dividend yield	0%
Risk-free interest rate	2.16%

On 11 December 2018, the Company issued 2,050,000 stock options in accordance with the Company’s stock option plan at an exercise price of CAD$0.57 per share for a five year term expiring 10 December 2023. The options were granted to current directors, officers, employees and consultants of the Company.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2019
U.S. Dollars

11. Capital Stock – Continued

The fair value of the stock options was calculated to be $881,644 (CAD$1,165,117) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	5 years
Expected volatility	265%
Expected dividend yield	0%
Risk-free interest rate	2.03%

	30 April 2019		31 July 2018
	Number of options	Exercise Price	Number of options	Exercise Price
Opening balance	4,025,000	CAD$0.65	-	-
Options granted	2,050,000	CAD$0.57	4,025,000	CAD$0.65

Closing balance	6,075,000	CAD$0.62	4,025,000	CAD$0.65

Share purchase warrants and brokers’ warrants

	30 April 2019		31 July 2018
	Number of warrants	Exercise Price	Number of warrants	Exercise Price
Opening balance	10,106,820	CAD$0.89	-	-
Warrants issued	16,000,000	CAD$0.50	10,106,820	CAD$0.89
Warrants exercised	(3,206,160)	CAD$0.50	-	-

Closing balance	22,900,660	CAD$0.67	10,106,820	CAD$0.89

As at 30 April 2019, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
248,350	CAD$0.66	15 August 2019
58,324	CAD$0.66	16 August 2019
60,612	CAD$0.66	3 November 2019
9,102,141	CAD$0.90	14 November 2019
637,393	CAD$0.90	1 December 2019
12,793,840	CAD$0.50	30 October 2020
22,900,660

12. Segmented Information

The Company’s activities are all in the one industry segment of medical and recreational cannabis. All of the Company’s revenue generating activities and capital assets relate to this segment and are located in the USA.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2019
U.S. Dollars

13. Supplemental Disclosures with Respect to Cash Flows

	Nine Month Period Ended 30 April
	2019	2018
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

14.  Business Acquisition

On 15 May 2017, the Company entered into an assignment and novation agreement (the “Assignment Agreement”) with Toro Pacific Management Inc. (the “Transferor”) pursuant to which the Transferor assigned a letter of intent (the “LOI”) effective 12 May 2017 to the Company in accordance with its terms. The Assignment Agreement and the LOI contemplated a business combination transaction (the “Acquisition”) to acquire all of the issued and outstanding securities of NMG, an arm’s length Nevada-based licensed producer of medical cannabis.

v

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

The remaining 423,000 shares to be issued to the Transferor over the 36 month period are included in equity as shares to be issued with a total fair value of $135,202 (Note 11).

On 14 September 2017, the Company and Dep Nevada entered into a definitive agreement (the “Share Exchange Agreement”) with NMG. Pursuant to the Share Exchange Agreement, Dep Nevada acquired all of the issued and outstanding securities of NMG in exchange for the issuance of the Company’s common shares and certain cash and other non-cash consideration (the “Acquisition”).

The Company completed a concurrent financing consisting of 9,102,141 subscription receipts of the Company (the “Subscription Receipts”), at an issue price of CAD$0.66 per Subscription Receipt, with each Subscription Receipt being automatically converted, at no additional cost to the subscriber, upon the completion of the Acquisition for one common share and one share purchase warrant exercisable at a price of CAD$0.90 for a period of 24 months from the date of issuance. Each warrant is subject to acceleration provisions following the six-month anniversary of the date of closing, if the closing trading price of the common shares is equal to or greater than CAD$1.20 for seven consecutive trading days, at which time the Company may accelerate the expiry date of the warrants by issuing a press release announcing the reduced warrant term whereupon the warrant will expire 21 calendar days after the date of such press release. These Subscription Receipts were recognized as liability on initial receipt. During the year ended 31 July 2018, the Acquisition closed and the shares were issued; therefore the Subscription Receipts were reclassified from liability to equity on conversion to common shares.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2019
U.S. Dollars

14.  Business Acquisition – Continued

On 14 November 2017, the Company closed the Acquisition, and acquired all of the issued and outstanding membership units of NMG (the “Units”). In consideration for the Units, the Company issued to the NMG Members an aggregate of 16,000,000 common shares with a fair value of $5,386,155 as well as a cash payment of $2,309,000 pro rata amongst the NMG members and promissory notes to the NMG members in the aggregate amount of $2,175,000. The Company also issued 2,037,879 common shares to TI Nevada with a fair value of $685,788, 212,121 common shares to Charles Fox with a fair value of $71,383, 47,000 common shares to Toro Pacific Management Inc. with a fair value of $15,816, 60,000 common shares to Chris Hunt with a fair value of $20,192, and 470,000 common shares to Benjamin Rutledge with a fair value of $159,114 in connection with the Acquisition. The Company has an obligation to issue a further 423,000 common shares to Toro Pacific Management Inc., which had a fair value of $135,202 on the date of acquisition. The Company recognized $330,324 in transaction costs in connection with the shares issued to non-NMG members. The promissory notes totaling $2,175,000 were discounted to a present value of $1,887,277 (Note 9). In connection with the closing of the Acquisition, the net proceeds of the Company’s private placements of Subscription Receipts in support of the Acquisition was released to the Company from escrow. Immediately prior to closing of the Acquisition, the Company completed a consolidation of its common shares on the basis of three (3) pre-consolidation common shares to one (1) post-consolidation common share, as well a name change, changing the name of the Company from Deploy Technologies, Inc. to Body and Mind Inc. The Company eliminated its authorized Class A Preferred shares (Note 11).

As a result of the acquisition of NMG, the Company changed its business focus to growing and supplying medical and recreational cannabis in the state of Nevada. The acquisition of NMG was accounted for as a business combination, in which the assets acquired and the liabilities assumed are recorded at their estimated fair values. The allocation of the purchase consideration is as follows:

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
For the nine months ended 30 April 2019
U.S. Dollars

14. Business Acquisition – Continued

Goodwill recognized comprises the assembled workforce and their knowledge with respect to NMG, regulatory affairs and the cannabis industry; and expected revenue growth and future market development with legalization of recreational cannabis in Nevada.

15. Commitments

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

16. Investment Agreement

On 30 October 2018, the Company entered into a strategic investment agreement (the “Investment Agreement”) with Australis. Pursuant to the terms of the Investment Agreement, Australis will acquire (i) 16,000,000 units of the Company (Note 11), and (ii) CAD$1,600,000 principal amount 8% unsecured convertible debentures (Note 9).

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

Subject to applicable laws and the rules of the Canadian Securities Exchange (“CSE”), for as long as Australis owns at least 10% of the issued and outstanding common shares, Australis will be entitled to nominate one director for election to the Board of Directors of the Company (the “Board”). If Australis exercises all of the warrants and converts all of the debentures purchased, Australis will be entitled to nominate a second director for election to the Board.

On 2 November 2018, the Company executed the Investment Agreement and completed the sale of securities pursuant to the Investment Agreement.

On 31 January 2019, the Company issued 1,768,545 common shares to Australis for proceeds of $787,123 pursuant to the Investment Agreement whereby the Company granted Australis anti-dilution participation rights to allow Australis to maintain a 35.783% ownership interest in the Company (Note 11).

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2019
U.S. Dollars

17. Investment in NMG Ohio LLC

On 7 June 2018, the Company acquired a 30% interest in NMG Ohio LLC (“NMG Ohio”). The investment is accounted for using the equity method of accounting. During the nine month period ended April 30, 2019, the Company advanced an additional $435,272 to NMG Ohio to fund the build-out of a dispensary.

On 31 January 2019, the Company entered into a definitive agreement (“Definitive Agreement”) to acquire 100% ownership of NMG Ohio. The Company will purchase the remaining 70% interest for total cash payments of $1,575,000 and issuance of 3,173,864 common shares of the Company. As at April 30, 2019 the Company had issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,805. During the nine months ended April 30, 2019, the Company made cash payments of $1,181,250. At 30 April 2019 the Definitive Agreement had not closed.

The remaining cash payments totaling $393,750 and the remaining issuance of 793,466 common shares are expected to be paid and issued upon completion of the remaining Definitive Agreement closing items.

Until such time as the Definitive Agreement closes, the Company will continue to account for its 30% ownership interest in NMG Ohio as an investment using the equity method of accounting. During the nine months ended April 30, 2018, NMG Ohio recorded net revenues of $401,942, expenses of $442,596 and net income of $40,654. The Company recorded $12,196 relating to its 30% pro rata share of net loss and was included in other items on the statement of operations.

30 April 2019

Balance, 31 July 2018	$77,600
Acquisition costs: Common shares issued to vendors at fair value	1,448,805
Acquisition costs: Cash payments to vendors	1,181,250
Dispensary build-out related costs	410,799
Equity loss	(12,196)

Total	$3,106,258

18. Loans to GLDH

On 29 November 2018, the Company and Australis announced an investment by the Company into Green Light District Holdings, Inc. (“GLDH”) by way of a $5,200,000 senior secured convertible note which bears interest at a rate of 20% per annum and is due on 29 November 2020. In conjunction with the note, an additional amount of $562,585 was advanced to cover payables and which shall be repaid at an unspecified date. During the nine months ended 30 April 2019, the Company accrued interest income of $433,380 (2018 - $Nil).

The note and any accrued interest is convertible into 89.75% of the shares of GLDH at the option of the Company. The Company has an agreement to issue additional consideration totaling $6,297,580 payable in 11,255,899 shares of the Company at a price of CAD$0.7439 upon GLDH meeting certain milestones.

30 April 2019

Senior secured note	$5,200,000
GLDH working capital advances	571,412
Interest income	(433,380)

Total	$6,204,792

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2019
U.S. Dollars

19. Subsequent Events

i.	The Company closed a private placement of 11,780,904 units (“Unit”) at a price of $0.93 (CAD$1.25) per unit for aggregate gross proceeds of $10,956,241 (CAD$14,726,130) (the “Offering). Each Unit is comprised of one common share of the Company (each, a "Share") and one common share purchase warrant of the Company (each, a "Warrant"). Each Warrant entitles the holder thereof to acquire one common share of the Company (each, a "Warrant Share") at an exercise price of CAD$1.50 per Warrant Share for a period of 48 months following the closing date, subject to adjustment in certain events. The Agents received a cash commission on the sale of the Offering to non-U.S. persons of CAD$793,937.50. The Agents also received as additional consideration 635,150 non-transferable broker warrants (each, a "Broker Warrant"). Each Broker Warrant entitles the holder thereof to acquire one Unit of the Company at an exercise price of CAD$1.25 per Unit for a period of 48 months following the closing date. M Partners Inc. also received a corporate finance fee of CAD$84,750.

ii.	The Company issued 12,793,840 common shares upon exercise of 12,793,840 warrants by Australis at a price of CAD$0.50 per common share for aggregate proceeds of $4,733,721 (CAD$6,396,920). The proceeds were used, in part, to fully repay an outstanding senior secured note (the "Note") in the amount of $4,495,890.41 owing to Australis by the Company. Payment of the Note included the principal amount of $4,000,000 including accrued interest and an early repayment fee. The remaining Warrant Proceeds will be used for working capital purposes.

iii.

The Company and NMG entered into a management and administrative services agreement (the "Management Agreement") with Satellites Dip, LLC, ("SD"), a licensed cannabis business conducting commercial cannabis activity within the state of California. The one year Management Agreement commenced on June 6, 2019 and encompasses the following:

a.	Management Fee: NMG will be paid a management fee of 30 % of Net Profits or Ten Thousand Dollars ($10,000) per month, whichever is greater.

b.

Brand Licensing: NMG shall work to broker commercial arrangements between SD and third-party cannabis brand owners whereby SD licenses commercial cannabis brands from third parties in connection with SD's commercial cannabis activity in exchange for a license fee;

c.

Equipment and Capital: NMG shall furnish all equipment and machinery necessary for SD's manufacturing of the Branded Products. Any equipment provided by NMG to SD shall be owned by NMG in its entirety and, subject to SD's approval of the terms, leased to SD pursuant to an Equipment Lease Agreement entered into between NMG and SD, dated June 6, 2019; and

d.	Loan: The Parties have entered into a certain secured loan agreement dated June 6, 2019 whereby NMG has loaned SD Two Hundred and Fifty Thousand Dollars ($250,000) (the "Loan") to be used solely in connection with SD's commercial cannabis activity. The Loan shall be due and payable on June 6, 2020 (the "Maturity Date") and shall bear interest at a rate of 12% per annum which shall be accrued, compounded quarterly and payable on the Maturity Date. The Loan will be secured by a security interest in and to all of SD's assets.

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

General

We were incorporated in the State of Delaware on November 5, 1998, under the name Concept Development Group, Inc.  In May 2004, we acquired 100% of Kaleidoscope Venture Capital, Inc. (formerly Vocalscape Networks, Inc.) and changed our name to Vocalscape, Inc.  In November 2005, we changed our name to Nevstar Precious Metals Inc.  In September 2008, we changed our name to Deploy Technologies Inc. (“Deploy Tech”) and, on September 15, 2010, we incorporated a wholly-owned subsidiary, Deploy Acquisition Corp. (“Deploy”) under the laws of the State of Nevada, USA.

On September 17, 2010, we merged with and into Deploy under the laws of the State of Nevada.  Deploy, as the surviving corporation of the merger, assumed all the assets, obligations and commitments of Deploy Tech, and we were effectively redomiciled in the State of Nevada. Upon the completion of the merger, Deploy assumed the name “Deploy Technologies Inc.”, and all of the issued and outstanding common stock of Deploy Tech was automatically converted into and became Deploy’s – that is, our Company’s - issued and outstanding common stock.

On November 14, 2017, we completed the acquisition of NMG pursuant to a share exchange agreement, changed our name to “Body and Mind, Inc.”, and assumed the business of NMG, a licensed producer and cultivator of cannabis products with operations in Nevada.

On March 19, 2018, we, acting through our wholly-owned subsidiaries DEP Nevada Inc. (“DEP”) and NMG, entered into a convertible loan agreement (the “Convertible Loan Agreement”) and a management agreement (the “Management Agreement”), respectively, with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical cannabis dispensary facility in West Memphis, Arkansas. Each of the Convertible Loan Agreement and the Management Agreement is effective as of March 15, 2019.  Pursuant to the Convertible Loan Agreement, DEP has agreed to make loan advances to CCG from time to time in the aggregate principal amount of up to $1,250,000.  The loan proceeds are to be used to fund the construction of the medical cannabis dispensary facility, and to provide working capital to cover initial operating expenses.  The loan facility will mature on March 30, 2021, subject to extension.  Upon the latter of: (a) one year after granting of a medical cannabis dispensary license by the Arkansas Medical Marijuana Commission to CCG, or (b) one year after entering into the Convertible Loan Agreement, DEP may, in its sole discretion, elect to convert all of the outstanding indebtedness into preferred units of CCG equal to 40% of the overall member units of CCG, subject to approval of the Arkansas Medical Marijuana Commission.

Pursuant to the Management Agreement, NMG has agreed to provide operations and management services, including management, staffing, operations administration, oversight and other related services, to CCG’s retail facility, located in West Memphis, Arkansas. In consideration for the services provided NMG, CCG has agreed to pay NMG a monthly management fee in the amount equal to 66.67% of the monthly net profits (as calculated under the Management Agreement) of CCG for the immediately-preceding month. If the DEP exercises it conversion rights under the Convertible Loan Agreement, then NMG’s monthly management fee shall equal $6,000.00 per month, unless otherwise agreed by the parties in writing.

On June 7, 2018, we, acting through NMG, acquired a 30% interest in NMG Ohio LLC (“NMG Ohio”), which owns a cannabis dispensary carrying on business as “The Clubhouse” in Elyria, Loraine County, Ohio, and a production license.  On January 31, 2019, we entered into a definitive agreement to acquire the remaining 70% interest in NMG Ohio through NMG. The consideration for the remaining 70% interest in NMG Ohio is to consist of cash payments totaling $1,575,000 and 3,173,864 common shares of the Company.  As at the date hereof, we have issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,567, and paid approximately $600,000.  Closing of the acquisition remains subject to receipt of regulatory approval, which is anticipated to be granted within the next 12 months, although this cannot be assured.

On October 30, 2018, we entered into a strategic investment agreement (the “Investment Agreement”) with Australis Capital Inc. (“Australis”), an Alberta corporation that has its common shares listed on the Canadian Securities Exchange (the “CSE”), whereby Australis agreed to acquire: 16,000,000 units of our Company, with each unit being comprised of one share of our common stock and one common share purchase warrant at a purchase price of CAD$0.40 per unit, for gross proceeds of CAD$6,400,000; and CAD$1,600,000 principal amount 8% unsecured convertible debentures (the “Debentures”) of our Company having a maturity date of two years from the date of issue.  The Debentures are convertible at the option of Australis into common shares of our Company at a conversion price equal to CAD$0.55 per common share up to the maturity date, subject to adjustment and acceleration in certain circumstances.

Pursuant to the Investment Agreement, we entered into a commercial advisory agreement (the “Commercial Advisory Agreement”) with Australis Capital (Nevada) Inc. (“Australis Nevada”), a wholly-owned subsidiary of Australis, pursuant to which Australis Nevada has agreed to provide advisory and consulting services to our Company for a fee of $10,000 per month payable on the first day of each month for a term ending on the date that is the earlier of (i) five years following the closing of the transactions contemplated by the Investment Agreement, and (ii) the date Australis no longer holds 10% or more of our Company’s issued and outstanding common shares.

Pursuant to the terms of the Investment Agreement and subject to applicable laws and the rules of the CSE, for as long as Australis owns at least 10% of our issued and outstanding common shares, Australis will be entitled to nominate one director for election to our Board of Directors of the Company.  If Australis exercises all of its warrants and converts all of its debentures, Australis will be entitled to nominate a second director for election to our Board of Directors. Further, for as long as Australis maintains ownership of at least 25% of our issued and outstanding common shares, Australis will be entitled to maintain two directors on our Board of Directors.  Mr. Scott Dowty, Chief Executive Officer and a director of Australis, was appointed as a director of our Company to replace then-existing board member Chris Macleod, upon closing of Australis’s strategic investment under the Investment Agreement on November 2, 2018.

The Investment Agreement provides for certain restriction on how the proceeds of the financing are to be applied, including the requirement that $1,925,000 be used by our Company for strategic acquisitions and/or investment opportunities within the State of Ohio, and $1,650,000 is to be allocated to the development, build out and equipment purchases for NMG Ohio’s dispensary and/or production facility, unless the parties agree to allocate the funds to the development of the our Company’s production facility in Nevada.

On November 28, 2018, we entered into a binding interim agreement with Green Light District Holdings Inc. (“GLDH”), a private company incorporated under the laws of Delaware, and David Barakett whereby our Company agreed to acquire up to 100% of the issued and outstanding common shares of GLDH, in connection with a strategic investment by our Company in a senior securities convertible note issued by GLDH. GLDH is the owner of the ShowGrow dispensary brand and owner of the ShowGrow Long Beach dispensary, 43% of the equity interest and 60% of the voting rights in the ShowGrow San Diego dispensary, 30% of the equity interest in ShowGrow Las Vegas (which interest is currently in dispute), and 100% ownership of the ShowGrow app. The dispensaries are in various stages of licensing: Long Beach has a medical license, San Diego has a conditional use permit, and Las Vegas has a recreational license. GLDH focuses on building dispensaries in high volume locations and plans to continue to work toward receiving its recreational status at both Long Beach and San Diego. ShowGrow San Diego still requires build out and is not yet open for business.

Pursuant to our agreement with GLDH, we have acquired a senior secured convertible note from GLDH in the principal amount of $5,200,000, bearing interest at a rate of 20% per annum and maturing on November 28, 2020. The note is secured by a general security agreement and a UCC-1 financing statement in all U.S. states where GLDH has assets.  The note is convertible into 89.75% of the shares of GLDH at the option of our Company. In addition, we have agreed to issue additional consideration to Mr. Barakett totalling $6,297,580, payable in common shares of our Company at a price of CAD$0.7439 upon meeting certain milestones. The price was calculated with reference to the 5-day volume weighted average price of our common shares on the CSE as of November 28, 2018.

In order to fund our Company’s investment in GLDH, Australis advanced $4,000,000 loan which is evidenced by a senior secured note bearing an interest rate of 15% per annum and maturing in two years. The terms require semi-annual interest payments unless we elect to accrue the interest by adding it to the principal amount of the debt facility. We will maintain prepayment rights at any time, in any amount, unless it is within the first year in which case we will be required to pay a 5% prepayment penalty on the amount repaid. Additionally, Australis exercised $1.2 million in warrants they held in our Company at an exercise price of CAD $0.50, which equated to 3,206,160 common shares.

We paid a finance fee to Australis in the amount of 1,105,083 common shares of our Company, which were issued at a deemed price of CAD $0.72 per share. We also paid a financial advisory fee of CAD $150,000.

On June 6, 2019, our Company, acting through our California subsidiary, NMG Cathedral City, LLC (“NMGCC”) entered into a management and administrative services agreement (the “Management Agreement”) with Satellites Dip, LLC, a California limited liability company (“SD”) that is licensed cannabis business conducting commercial cannabis activity within the state of California, whereby NMGCC has been engaged to provide certain management and administrative services in connection with the day-to-day administration of SD’s business (the “Services”).  The Services may include, without limitation, the following services: (i) management of operations; (ii) inventory management; (iii) equipment and physical maintenance; (iv) regulatory compliance; (v) payroll; (vi) human resources services; (vii) marketing services; (viii) information technology services; (ix) legal services; (x) tax services; (xi) accounting services; (xii) security services; (xiii) controlling the operating budget; (xiv) facility inspections; (xv) detailed records and accounts related to SD’s business and to track key performance indicators; and (xvi) all other activities that NMGCC or SD determines in its reasonable judgment are necessary or desirable for the day-to-day operation or management of SD’s business.  The Services are being provided by NMGCC to SD in exchange for a management fee of the greater of: (a) thirty percent (30%) of net profits (as such term is defined in the Management Agreement); or (b) $10,000 per month.

In addition, the Management Agreement provides that NMGCC shall work to broker commercial arrangements between SD and third-party cannabis brand owners whereby SD licenses commercial cannabis brands from third parties in connection with SD’s commercial cannabis activity in exchange for a license fee.  Specifically, within thirty (30) days of the effective date of the Management Agreement, NMGCC shall broker a commercial arrangement between its affiliate company, Nevada Medical Group, LLC and SD whereby SD licenses the trademarks and other intellectual property to be used in connection with SD’s manufacturing of cannabis products bearing such licensed trademarks (the “Branded Products”) on terms as favorable as the most favored licensee.

Furthermore, the Management Agreement provides that NMGCC shall furnish all equipment and machinery necessary for SD’s manufacturing of the Branded Products. Any equipment provided by NMGCC to SD shall be owned by NMGCC in its entirety and, subject to SD’s approval of the terms, leased to SD pursuant to the Equipment Lease Agreement entered into between NMGCC and SD on June 6, 2019 (the “Equipment Lease”).

The Management Agreement shall be in full force and effect until June 6, 2020 (the “Term”).  During the Term, the Management Agreement may not be terminated, except in the event that one party materially breaches the Management Agreement, which breach cannot reasonably be cured or remains uncured for thirty (30) days after the non-breaching party provides written notice of the breach to the breaching party.  Prior to the expiration of the initial Term, either party can send written notice to the other party of its intent to renew the Management Agreement for a subsequent one (1) year renewal term (the “Renewal Term”) at least thirty (30) days prior to the expiration of the then current term.  If the parties mutually agree, the term shall be extended for the Renewal Term.

Pursuant to the Equipment Lease, the lease of any item of equipment is to be governed by the terms and conditions of the Equipment Lease.  The Equipment Lease and the provision thereof, shall be in full force and effect until June 6, 2020 (the “Initial Term”) and prior to expiration of the Initial Term, either party can send written notice to the other party of its intent to renew the Equipment Lease for a subsequent one year term (the “Renewal Term”) at least thirty (30) days prior to the expiration of the then current term.  If the parties mutually agree, the term shall be extended for a subsequent Renewal Term.  If no party has provided the other party with thirty (30) days’ prior written notice of its intention to renew the term, the Equipment Lease shall automatically terminate upon the conclusion of the current term.

In consideration of the rights granted under the Equipment Lease, SD shall pay monthly rent (the “Rent”) to NMGCC each calendar month from the duration of the term, which shall be in US dollars.  The Rent payable to NMGCC shall be calculated as of the last calendar day of each calendar month and shall be paid no later than five (5) days following the end of the preceding calendar month.  It is the intent of the parties that the Rent be completely net to NMGCC so that NMGCC shall not be liable for any costs or expenses of any nature whatsoever relating to the equipment or any improvements to the equipment or use of the equipment, or the contents of the equipment, or the business carried on therein, and SD shall be solely responsible for any such costs, charges, expenses, and outlays, including taxes, maintenance, and repairs.

In conjunction with entering into the Management Agreement, the Company through NMGCC entered into a loan and security agreement (the “Loan Agreement”) with SD, dated June 6, 2019, whereby NMGCC has loaned SD US$250,000 (the “Loan”) to fund the property and business improvements and expansion needs of SD’s business operations.  The Loan shall be due and payable on June 6, 2020 (the “Maturity Date”) and shall bear interest at a rate of 12% per annum which shall be accrued, compounded quarterly and payable on the Maturity Date.  The Maturity Date may be extended upon mutual agreement of the parties.  SD may prepay, in whole or in part, all or any portion of the principal amount of, and accrued interest on the Loan without being subject to any pre-payment penalty; and any pre-payment shall be accomplished by the payment of all accrued and unpaid interest owed under the Loan.  The Loan will be evidenced by a promissory note (the “Promissory Note”), which form of promissory note is attached to the Loan Agreement as Exhibit A.  In addition, the performance of SD of its obligations under the Loan Agreement and the Promissory Note are secured pursuant to a certain security agreement (the “Security Agreement”) between the parties, which form of Security Agreement is attached to the Loan Agreement as Exhibit B, whereby SD grants, mortgages, pledges, assigns, transfers, conveys and delivers to NMGCC a security interest in and to all of SD’s right, title and interest in the “Collateral” as defined in the Security Agreement.

Plan of Operations

Past business of Deploy

Prior to the acquisition of NMG, we were engaged in designing and developing technologies and products for the management of truck fleets by companies in the freight haulage, waste haulage, mining, industrial operations and manufacturing, military and law enforcement industries.  We identified our proprietary technology and primary product, which we patented under patent #2798525 titled as “Load-Measuring, Fleet Asset Tracking and Data Management System for Load-Lifting Vehicles.”

While we continue to own and maintain this patent, our focus has changed to the business of cultivating and producing medical and adult-use recreational cannabis.

Description of Business

We are a Nevada corporation that, through our wholly-owned subsidiary, NMG, is engaged in the cultivation, production and retail of medical and adult-use recreational cannabis products.  NMG was awarded one of the first medical cannabis cultivation licences and holds cultivation and manufacturing licenses. Our products include dried flower, edibles, oils and extracts as well as GPEN Gio cartridges and Lucid Mood offerings.

We continue to expand operations in Nevada, Arkansas, Ohio and investment in California and we plan to focus time and resources on improving operational efficiencies, facility expansions, state licensing opportunities as well as mergers and acquisitions.

Results of Operations for the three month periods ended April 30, 2019 and 2018

The following table sets forth our results of operations for the three month periods ended April 30, 2019 and 2018:

	April 30, 2019 $	April 30, 2018 $
Sales, net of taxes	1,022,648	679,547
Cost of Sales	(471,873)	(402,705)
Gross Margin	550,775	276,842
General and Administrative Expenses	(926,456)	(538,192)
Foreign Currency Translation Adjustment	106,735	(149,856)
Comprehensive Income (Loss)	62,864	(430,979)
Basic and Diluted Earnings (Loss) Per Share	(0.00)	(0.01)

Revenues

For the three month period ended April 30, 2019 we had total net sales of $1,022,648 and cost of sales of $471,873 for a gross margin of $550,775 compared total net sales of $679,547 and cost of sales of $402,705 for a gross margin of $276,842 in the three month period ended April 30, 2018. During the three months ended April 30, 2019, the Company recorded product sales as follows:

Revenues – By Product	Three months ended April 30, 2019 $	%
Flower	553,158	45
Concentrates	357,175	29
Edibles	144,011	11
Pre-rolled	184,150	15

Total	1,238,494	100

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

Operating Expenses

For the three month period ended April 30, 2019, operating expenses totaled $926,456 compared with $538,192 for the three month period ended April 30, 2018. A significant reason for the increase in operating expenses between the periods related to interest expense of $300,008 (2018 - $119,131). Interest expense increased on the note payable to Australis Capital Inc. of $4,000,000, note payable to former NMG members of $1,000,000 and convertible debenture to Australis Capital Inc. of CAD$1,600,000.

Other Items

During the three month period ended April 30, 2019, our other items accounted for $523,534 in income as compared to $19,773 in expenses for the three month period ended April 30, 2018. The significant components in other items primarily relates to the Company’s proportion of loss on equity investee in NMG Ohio LLC of $19,363 (2018 - $Nil) and interest income on the secured convertible note related to the investment in GLDH and convertible loan receivable from CCG in the amount of $442,380 (2018 - $2,185).

Net Income (Loss)

Net loss for the quarter ended April 30, 2019 totaled $43,871 compared with a net loss of $281,123 for the quarter ended April 30, 2018. This significant decrease in loss can primarily be attributed to interest income recorded in the three months ended April 30, 2019 in the amount of $442,380 and only $2,185 in the comparable 2018 three month period.

Other Comprehensive Income (Loss)

We recorded translation adjustments gain of $106,753 and loss of $149,856 for the three months ended April 30, 2019 and 2018, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Results of Operations for the nine month periods ended April 30, 2019 and 2018

The following table sets forth our results of operations for the nine month periods ended April 30, 2019 and 2018:

	April 30, 2019 $	April 30, 2018 $
Sales, net of taxes	3,297,025	1,478,053
Cost of Sales	(1,785,442)	(670,880)
Gross Margin	1,511,583	807,173
General and Administrative Expenses	(3,512,282)	(2,418,106)
Foreign Currency Translation Adjustment	80,421	(16,936)
Comprehensive Loss	(1,938,924)	(1,717,994)
Basic and Diluted Loss Per Share	(0.03)	(0.05)

Revenues

For the nine month period ended April 30, 2019 we had total net sales of $3,297,028 and cost of sales of $1,785,442 for a gross margin of $1,511,583 compared to total net sales of $1,478,053 and cost of sales of $670,880 for a gross margin of $807,173 in the nine month period ended April 30, 2018.

During the nine months ended April 30, 2019, the Company recorded product sales as follows:

Revenues – By Product	Nine months ended April 30, 2019 $	%

Flower	1,450,489	39
Concentrates	1,404,754	37
Edibles	348,087	9
Pre-rolled	556,887	15

Total	3,760,217	100

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

Operating Expenses

For the nine month period ended April 30, 2019, operating expenses totaled $3,512,282 compared with $2,418,106 for the nine month period ended April 30, 2018. The change in operating expenses was mainly due to the acquisition of NMG. This resulted in increased operating activities in Nevada, USA as well as professional and consulting fees in Canada, 2,050,000 stock options granted to current directors, officers, employees and consultants of the Company and interest expense increased on the note payable to Australis Capital Inc. of $4,000,000, note payable to former NMG members of $1,000,000 and convertible debenture to Australis Capital Inc. of CAD$1,600,000.

Other Items

During the nine month period ended April 30, 2019, our other items accounted for $396,026 in income as compared to $90,125 for the nine month period ended April 30, 2018. The significant components in other items primarily relates to foreign exchange, the Company’s proportion of loss on equity investee NMG Ohio LLC and interest income on the convertible loan receivable from CCG.

Net Income (Loss)

Net loss for the nine month ended April 30, 2019 totaled $2,019,345 compared with a net loss of $1,701,058 for the nine month ended April 30, 2018.

Comprehensive Income (Loss)

Net comprehensive loss for the nine month ended April 30, 2019 totaled $1,938,924 compared with a net comprehensive loss of $1,717,994 for the nine month ended April 30, 2018. The Company recorded translation adjustments gain of $80,421 and loss of $16,936 for the nine months ended April 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The following table sets out our cash and working capital as of April 30, 2019:

As of April 30, 2019
(unaudited)
Cash reserves	$2,588,798
Working capital deficit	$(1,211,081)

The Company’s working capital deficit improved during the nine months ended April 30, 2019 as the Company completed a private placement and expanded the production facility in Nevada.

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

Subject to applicable laws and the rules of the Canadian Securities Exchange (“CSE”), for as long as Australis owns at least 10% of the issued and outstanding Common Shares, Australis will be entitled to nominate one director for election to the Board of Directors of the Company (the “Board”). If Australis exercises all of the Warrants and converts all of the Debentures purchased in the Financing, Australis will be entitled to nominate a second director for election to the Board.

On 2 November 2018, the Company executed the Investment Agreement and completed the sale of securities pursuant to the Investment Agreement.

Subsequent to April 30, 2019 the Company closed a private placement of 11,780,904 units (“Unit”) at a price of $0.93 (CAD$1.25) per unit for aggregate gross proceeds of $10,956,241 (CAD$14,726,130) (the “Offering”). Each Unit is comprised of one common share of the Company (each, a "Share") and one common share purchase warrant of the Company (each, a "Warrant"). Each Warrant entitles the holder thereof to acquire one common share of the Company (each, a "Warrant Share") at an exercise price of CAD$1.50 per Warrant Share for a period of 48 months following the closing date, subject to adjustment in certain events. The Agents received a cash commission on the sale of the Offering to non-U.S. persons of CAD$793,937.50. The Agents also received as additional consideration 635,150 non-transferable broker warrants (each, a "Broker Warrant"). Each Broker Warrant entitles the holder thereof to acquire one Unit of the Company at an exercise price of CAD$1.25 per Unit for a period of 48 months following the closing date. M Partners Inc. also received a corporate finance fee of CAD$84,750.

Subsequent to April 30, 2019 the Company issued 12,793,840 common shares upon exercise of 12,793,840 warrants by Australis at a price of CAD$0.50 per common share for aggregate proceeds of $4,733,721 (CAD$6,396,920). The proceeds were used, in part, to fully repay an outstanding senior secured note (the "Note") in the amount of $4,495,890.41 owing to Australis by the Company. Payment of the Note included the principal amount of $4,000,000 including accrued interest and an early repayment fee. The remaining Warrant Proceeds will be used for working capital purposes.

Statement of Cash flows

During the nine month period ended April 30, 2019, our net cash increased by $2,263,961 (2018: increase of $680,356), which included net cash used in operating activities of $827,219 (2018: $1,284,195), net cash used in investing activities of $7,622,243 (2018: $2,938,804), net cash provided by financing activities of $10,633,002 (2018: $4,920,291) and effect of exchange rate changes on cash and cash equivalents of $80,421 (2018: ($16,936)).

Cash Flow used in Operating Activities

Cash flow used in operating activities totaled $827,219 and $1,284,195 during the nine months ended April 30, 2019 and 2018, respectively. Cash used in operating activities increased in 2018 as a result of the Company’s finalization of the Assignment Agreement and the Share Exchange Agreement with NMG during the previous periods. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $2,019,345 during the nine months ended April 30, 2019 compared to $1,701,058 in 2018. The net loss in 2019 included non-cash depreciation of $213,727 (2018: $4,556), accrued interest income of $433,380 (2018: $Nil), accrued interest expense of $502,025 (2018 - $119,131), income tax of $414,672 (2018: $Nil), loss of equity investee of $12,196 (2018: $Nil) and stock-based compensation of $881,644 (2018: $733,679).

The following non-cash items further adjusted the loss for the nine months ended April 30, 2019 and 2018:

•

Increase in amounts receivable and prepaid of $49,861 (2018: $218,588), increase in inventory of $721,339 (2018: $373,693), increase in trade payables and accrued liabilities of $329,788 (2018: $117,530) and increase in due to related parties of $61,428 (2018: increase of $31,881).

Cash Flow used in Investing Activities

During the nine month period ended April 30, 2019, investing activities used cash of $7,622,243 compared to $2,938,804 during the nine month period ended April 30, 2018. The change in cash used in investing activities from the nine month period ended April 30, 2019 relates primarily to acquisition of NMG Ohio LLC of $1,592,049 (2018: $Nil), investment in Green Light District Holdings, Inc. of $5,771,459 (2018: $Nil), additional property and equipment of $250,872 (2018: $494,141) and an advance related to a convertible loan receivable of $7,863 (2018: $Nil).

Cash Flow provided by Financing Activities

During the nine month period ended April 30, 2019, financing activities provided cash of $10,633,002 compared to $4,920,291 during the nine month period ended April 30, 2018.  During the nine month period ended April 30, 2019, the Company raised net proceeds of $6,605,423 on the issuance of its securities, received net proceeds of $5,202,579 from loans and repaid $1,175,000 (2018 - $Nil) of loans outstanding. The Company closed a private placement of 16,000,000 units for gross proceeds of $4,882,240, issued 3,206,160 common shares for proceeds of $1,204,875 related to the exercise of 3,206,160 warrants at an exercise price of CAD$0.50 per share, issued a promissory note in the amount of $4,000,000 to Australis subject to an interest rate of 15%, secured by the assets of the Company and matures in two years and issued unsecured convertible debentures in the amount of CAD$1,600,000 to Australis bearing interest at 8% per annum and matures in two years.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

Subsequent events

The Company closed a private placement of 11,780,904 units (“Unit”) at a price of $0.93 (CAD$1.25) per unit for aggregate gross proceeds of $10,956,241 (CAD$14,726,130) (the “Offering”). Each Unit is comprised of one common share of the Company (each, a "Share") and one common share purchase warrant of the Company (each, a "Warrant"). Each Warrant entitles the holder thereof to acquire one common share of the Company (each, a "Warrant Share") at an exercise price of CAD$1.50 per Warrant Share for a period of 48 months following the closing date, subject to adjustment in certain events. The Agents received a cash commission on the sale of the Offering to non-U.S. persons of CAD$793,937.50. The Agents also received as additional consideration 635,150 non-transferable broker warrants (each, a "Broker Warrant"). Each Broker Warrant entitles the holder thereof to acquire one Unit of the Company at an exercise price of CAD$1.25 per Unit for a period of 48 months following the closing date. M Partners Inc. also received a corporate finance fee of CAD$84,750.

The Company issued 12,793,840 common shares upon exercise of 12,793,840 warrants by Australis at a price of CAD$0.50 per common share for aggregate proceeds of $4,733,721 (CAD$6,396,920). The proceeds were used, in part, to fully repay an outstanding senior secured note (the "Note") in the amount of $4,495,890.41 owing to Australis by the Company. Payment of the Note included the principal amount of $4,000,000 including accrued interest and an early repayment fee. The remaining Warrant Proceeds will be used for working capital purposes.

The Company announced its wholly-owned subsidiary, NMG, entered into a management and administrative services agreement (the "Management Agreement") with Satellites Dip, LLC, ("SD"), a licensed cannabis business conducting commercial cannabis activity within the state of California. The one year Management Agreement commenced on June 6, 2019 and encompasses the following:

a.	Management Fee: NMG will be paid a management fee of 30 % of Net Profits or Ten Thousand Dollars ($10,000) per month, whichever is greater.

b.	Brand Licensing: NMG shall work to broker commercial arrangements between SD and third-party cannabis brand owners whereby SD licenses commercial cannabis brands from third parties in connection with SD's commercial cannabis activity in exchange for a license fee.

c.	Equipment and Capital: NMG shall furnish all equipment and machinery necessary for SD's manufacturing of the Branded Products. Any equipment provided by NMG to SD shall be owned by NMG in its entirety and, subject to SD's approval of the terms, leased to SD pursuant to an Equipment Lease Agreement entered into between NMG and SD, dated June 6, 2019.

d.	Loan: The Parties have entered into a certain secured loan agreement dated June 6, 2019 whereby NMG has loaned SD Two Hundred and Fifty Thousand Dollars ($250,000) (the "Loan") to be used solely in connection with SD's commercial cannabis activity. The Loan shall be due and payable on June 6, 2020 (the "Maturity Date") and shall bear interest at a rate of 12% per annum which shall be accrued, compounded quarterly and payable on the Maturity Date. The Loan will be secured by a security interest in and to all of SD's assets.

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

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Company is not exposed to credit risk related to cash and cash equivalents as it does not hold cash in excess of federally insured limits, with major financial institutions. Credit risk associated with the convertible loan receivable arises from the possibility that the principal and/or interest due may become uncollectible. The Company mitigates this risk by managing and monitoring the underlying business relationship.

•	Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital deficit of $1,211,081 as at April 30, 2019.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2019 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of April 30, 2019.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended April 30, 2019 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 17, 2019, the Company entered into an Agency Agreement (the “Agency Agreement”) with M Partners Inc. and PI Financial Corp. (the “Agents”) pursuant to which the Agents are serving as placement agents for the Company, on a commercially reasonable best efforts basis, in connection with the private placement offering of up to 8,000,000 units of the Company (each, a “Unit”) at a price of CAD$1.25 per Unit (the “Offering”). Pursuant to the Agency Agreement, the Company granted the Agents an option to sell up to an additional 8,000,000 Units on the same terms, which option was exercised by the Agents.

Each Unit is comprised of one common share of the Company (each, a “Share”) and one common share purchase warrant of the Company (each, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company (each, a “Warrant Share”) at an exercise price of CAD$1.50 per Warrant Share for a period of 48 months following the closing date, subject to adjustment in certain events.

Under the Agency Agreement, the Company agreed to pay the Agents a cash commission equal to 7.5% of the gross proceeds of the Offering (subject to a reduced cash commission of 1.0% for purchasers on the Company’s president’s list (“President’s List Purchasers”) up to a maximum of CAD$4 million of Units purchased by President’s List Purchasers). As additional consideration, the Company agreed to issue the Agents such number of non-transferable broker warrants (each, a “Broker Warrant”) equal to 7.5% of the number of Units sold under the Offering (subject to a reduced number of Broker Warrants of 1.0% for President’s List Purchasers up to a maximum of CAD$4 million of Units purchased by President’s List Purchasers).

On May 17, 2019, the Company entered into subscription agreements (the “Subscription Agreements”) with purchasers (i) in Canada that are “accredited investors” within the meaning of National Instrument 45-106, (ii) in the United States that are “accredited investors” (as such term is defined under Rule 501(a) of Regulation D under the United States Securities Act of 1933, as amended (the “U.S. Securities Act”)), and (iii) outside Canada and the United States on a basis which does not require the qualification or registration of any of the Units. Pursuant to the Subscription Agreements, the Company issued 11,780,904 Units for gross proceeds of CAD$14,726,130. The Company issued 11,780,904 Units to 197 individuals/entities. The proceeds are anticipated to be used towards facility build-outs, expansion related opportunities, paying out interest bearing payables and for general working capital.

The Agents received a cash commission on the sale of the Offering to non-U.S. persons of CAD$793,937.50. The Agents also received as additional consideration 635,150 Broker Warrants. Each Broker Warrant entitles the holder thereof to acquire one Unit of the Company at an exercise price of CAD$1.25 per Unit for a period of 48 months following the closing date. M Partners Inc. also received a corporate finance fee of CAD$84,750 inclusive of applicable taxes.

On May 17, 2019, our directors and executive officers entered into lock up agreements (each, a “Lock-Up Agreement”) with the Agents restricting the ability of such directors and executive officers to sell or otherwise transfer their equity securities in the Company for a period of 120 days without the prior written consent of M Partners Inc.

In connection with the issuance of the Units comprised of the Shares and Warrants, and the issuance of the Broker Warrants as described above, the Company relied on the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S for issuances to non-U.S. persons and on the exemption from registration under the U.S. Securities Act provided by Rule 506(b) of Regulation D for issuances to U.S. persons based on representations and warranties provided by the purchasers in the Subscription Agreements and by the Agents in the Agency Agreement.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETEY DISCLOSURES

Not applicable

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

BODY AND MIND INC.

Date: June 19, 2019	BY:	/s/ Leonard Clough
Leonard Clough, President and Chief Executive Officer (Principal Executive Officer)

Date: June 19, 2019	BY:	/s/ Darren Tindale
Darren Tindale, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

