Form 10-K
period 2019-07-31
BODY & MIND INC.
filed 2019-11-13
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: July 31, 2019.

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

Issuer’s telephone number (800) 361-6312

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.59 on January 31, 2019) was approximately $23,697,971.30.

The registrant had 101,760,232 common shares outstanding as of November 8, 2019.

REFERENCES

As used in this Annual Report on Form 10-K (the “Annual Report”): (i) the terms the “Registrant”, “we”, “us”, “our”, “Body and Mind”, “BaM” and the “Company” mean Body and Mind Inc. or as the context requires, collectively with its consolidated subsidiaries; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

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

PART I

ITEM 1. BUSINESS

Company Overview

Body and Mind is a multi-state cannabis operator, which has retail, distribution, cultivation, and/or processing operations in Nevada, California, Arkansas and Ohio.

Our platform approach to expansion focuses on limited license states and jurisdictions, entering new markets through lower cost license applications and opportunistic/targeted acquisitions.

We have developed the marquis lifestyle “Body and Mind“ brand in Nevada with strong penetration into dispensaries and have recently expanded our brand and products to dispensaries in California. The Body and Mind brand appeals to a wide range of cannabis consumers with products including flower, oils, extracts (wax, live resin, ambrosia) and edibles.

We have a long track record of producing award-winning cannabis products and we have success with licensing to manufacture for brands. We are in the process of constructing a larger production facility in Nevada.

We are a Nevada corporation that, through our wholly-owned subsidiary, Nevada Medical Group, LLC (“NMG”), are engaged in the cultivation and production of medical and adult-use recreational marijuana products. NMG produces cannabis flower, oil extracts and edibles under license in the state of Nevada, which are available for sale under the brand name “Body and Mind” in dispensaries in Nevada. In California, Body and Mind, through our wholly-owned subsidiary NMG Cathedral City, LLC, manages a licensed cannabis business conducting commercial cannabis activity in Cathedral City, California pursuant to a management agreement with Satellites Dip, LLC (“SD”) who is the actual licensed manufacturer. Our products are sold and distributed to numerous licensed dispensaries throughout California.

Our common stock is listed on the Canadian Securities Exchange under the symbol “BAMM”, has been admitted to trade on the OTCQB Venture Market under the symbol “BMMJ”, and is registered under section 12(g) of the Securities Act of 1934, as amended. We are also a reporting issuer under the Securities Acts of British Columbia and Ontario.

Our head office located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest
DEP Nevada Inc.(1)	Nevada, USA	100%
Nevada Medical Group, LLC(2)	Nevada, USA	100%
NMG Retail, LLC(3)	Nevada, USA	75%
NMG Long Beach, LLC(4)	California, USA	100%
NMG Cathedral City, LLC(5)	California, USA	100%
NMG Chula Vista, LLC(6)	California, USA	51%
NMG San Diego, LLC(7)	California, USA	60%

Notes:

(1)	DEP Nevada Inc. is a wholly-owned subsidiary of Body and Mind Inc.
(2)	Nevada Medical Group, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(3)	NMG Retail, LLC is a 75% owned subsidiary of DEP Nevada Inc. 14.5% and 10% are owned by companies controlled by our directors, Mr. Hasman and Mr. Hooks, respectively.
(4)	NMG Long Beach, LLC is a wholly-owned subsidiary of Nevada Medical Group, LLC.
(5)	NMG Cathedral City, LLC is a wholly-owned subsidiary of Nevada Medical Group, LLC.
(6)	NMG Chula Vista, LLC is a 51% owned subsidiary of Nevada Medical Group, LLC.
(7)	NMG San Diego, LLC is a 60% owned subsidiary of Nevada Medical Group, LLC.

Business Operations

Development of Our Business

Incorporation and Early Corporate History

We were incorporated on November 5, 1998 in the State of Delaware under the name Concept Development Group, Inc. In May 2004, we acquired 100% of Kaleidoscope Venture Capital, Inc. (formerly Vocalscape Networks, Inc.) and changed our name to Vocalscape, Inc. In November 2005, we changed our name to Nevstar Precious Metals Inc . In September 2008, we changed our name to Deploy Technologies Inc. (“Deploy Tech”) and effective November 14, 2017, we changed our name to Body and Mind, Inc. (“Body and Mind”).

On September 15, 2010, we incorporated a wholly-owned subsidiary, Deploy Acquisition Corp. (“Deploy”) under the laws of the State of Nevada, USA. On September 17, 2010, Deploy completed a merger with Deploy Tech, its former parent company, pursuant to which Deploy was the surviving corporation and assumed all the assets, obligations and commitments of Deploy Tech. Upon the completion of the merger Deploy assumed the name “Deploy Technologies Inc.” and all of the issued and outstanding common stock of Deploy Tech was automatically converted into and became Deploy’s – that is, our Company’s issued and outstanding common stock.

On May 10, 2011, we registered as an extra-provincial company in British Columbia, and on September 30, 2011, we filed a certificate of amendment with the Nevada Secretary of State to designate 2,900,000 shares of our authorized capital stock as Class A Preferred Shares (the “Preferred Shares”). On September 2, 2014, we filed a certificate of amendment with the Nevada Secretary of State increasing the authorized Preferred Shares from 2,900,000 shares to 20,000,000 shares.

On November 11, 2014, we filed a certificate of change with the Nevada Secretary of State whereby we reverse split our authorized as well as the issued and outstanding shares of common stock (the “Common Shares”) on the basis of one (1) new share for ten (10) old shares. This resulted in a reduction of our authorized capital from 100,000,000 Common Shares to 10,000,000 Common Shares, and a reduction of our issued and outstanding Common Shares from 23,130,209 Common Shares to approximately 2,313,021 Common Shares. On April 11, 2017, we filed a certificate of amendment with the Nevada Secretary of State to increase the authorized capital from 10,000,000 Common Shares to 900,000,000 Common Shares.

Acquisition of Nevada Medical Group, LLC

On August 10, 2017, we incorporated a wholly-owned subsidiary, Dep Nevada Inc. (“DEP”). On September 14, 2017, we, with DEP, entered into a definitive agreement (the “Share Exchange Agreement”) with Nevada Medical Group, LLC (“NMG”), an arm’s length party, to carry out the business combination transaction initially announced on May 17, 2017, following the signing of the letter of intent between Toro Pacific Management Inc. (“Toro”) and NMG (the "Letter of Intent"), which was assigned to us pursuant to an assignment and novation agreement among Toro, NMG, and our Company dated effective May 12, 2017 (the “Assignment Agreement”). Pursuant to the Assignment Agreement, Toro received 470,000 of our Common Shares.

Pursuant to the Share Exchange Agreement, we changed our name to “Body and Mind, Inc.”, effective on November 14, 2017, by filing a certificate of amendment with the Nevada Secretary of State; at the same time, we cancelled our entire authorized class of Preferred Shares. In addition, on November 14, 2017, we filed a certificate of change with the Nevada Secretary of State whereby we reverse split our issued and outstanding Common Shares on the basis of one (1) new share for three (3) old shares (the “Consolidation”) which resulted in there being 28,239,876 Common Shares issued and outstanding post-Consolidation. DEP, our wholly-owned subsidiary, acquired all of the issued and outstanding securities of NMG in exchange for the issuance of our Common Shares on a post-Consolidation basis and certain cash and other non-cash consideration, as further described below (the "Acquisition"). Completion of the Acquisition resulted in a fundamental change under the policies of the Canadian Securities Exchange (the “CSE”). Subsequent to completion of the Acquisition, we filed articles of exchange with the Nevada Secretary of State.

We completed a concurrent equity financing to raise aggregate gross proceeds of CAD$6,007,429.89 through the issuance of subscription receipts (the “Subscription Receipts”), at a pre-Consolidation price of CAD$0.22 per Subscription Receipt (the “Concurrent Financing”). On November 14, 2017, each Subscription Receipt was exchanged in accordance with its terms, for no additional consideration, for one pre-Consolidation Common Share and one common share purchase warrant (each a “Warrant”) of the Company. Each Warrant is exercisable by the holder at a price of CAD$0.90 for a period of 24 months from the date of issuance. Each Warrant is subject to acceleration provisions following May 14, 2018, if the closing trading price of the Common Shares is equal to or greater than CAD$1.20 for seven consecutive trading days, at which time we may accelerate the expiry date of the Warrants by issuing a press release announcing the reduced warrant term whereupon the Warrants will expire 21 calendar days after the date of such press release.

In consideration for all of the issued securities of NMG, the NMG securityholders (collectively, the “NMG Members”) received, on a pro rata basis, (a) 16,000,000 post-Consolidation Common Shares (the “Payment Shares”) at a deemed price of CAD$0.66 per share (the “Share Exchange”), and (b) $2,000,000 cash. We also issued five non-interest bearing promissory notes in the aggregate principal amount of $2,000,000 (the “Promissory Notes”), as follows: we issued a promissory note in the principal amount of $450,000 to MBK Investments, LLC; we issued a Promissory Note in the principal amount of $450,000 to the Rozok Family Trust; we issued a Promissory Note in the principal amount of $490,000 to KAJ Universal Real Estate Investments, LLC; we issued a Promissory Note in the principal amount of $120,000 to NV Trees, LLC; and we issued a Promissory Note in the principal amount of $490,000 to SW Fort Apache, LLC. The Promissory Notes were secured by a senior priority security interest in all of our assets, and are due to be repaid at the earlier of fifteen (15) months from the closing date of the Acquisition, or, if an equity or debt financing subsequent to the Concurrent Financing were to be closed in an aggregate amount of not less than $5,000,000, then within 30 days of the closing date of such subsequent financing. We assumed NMG’s obligations pursuant to a loan in the amount of $400,000, payable to TI Nevada, LLC, (“TI Nevada”) of which US$225,000 was paid on the Closing Date (as defined below) and the remaining $175,000, which was secured by a senior priority security interest in all of our assets, will be paid within 15 months of the Closing Date. Furthermore, we reimbursed NMG ($84,000) for expenditures incurred prior to the Closing Date which were related to the acquisition of production equipment.

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

On December 18, 2017, we reached an agreement with a real estate investment group, led by NMG’s President, Robert Hasman, who intended to purchase a building adjacent to our existing facility and lease it back to a newly formed entity called Pepper Lane North LLC (“PLN” or “Partnership”) on a long-term basis with renewal options. PLN is a strategic partnership between the Company and a dispensary chain in the State of Nevada. The other PLN member intended to transfer an active cultivation license to the PLN facility and all expenditures under PLN were to be funded on a 50/50 basis by the PLN members.

The new facility was expected to primarily consist of flowering rooms as production, packaging, distribution, and head office functions were to remain at the existing facility. We had also earmarked approximately 4,000 square feet of frontage for a dispensary upon receipt of a retail license. It was contemplated that at least half of the sales under PLN would be sold to the other PLN member through their existing dispensary network. In addition, we had signed an operating and management agreement with PLN and were to receive the greater of $15,000/month or 10% of PLN’s net profits.

Prior to forming PLN, the members of PLN engaged surveyors to ensure compliance with permitting procedures and that PLN would receive the necessary approvals to move forward. Subsequent to January 31, 2018 we were notified that a church was located in close proximity of the building and that permitting was unlikely to proceed. We filed an insurance claim with the surveyor’s insurer to recover our out of pocket damages. As a result of these events, the lease and partnership agreements with PLN have been terminated. The company has decided not to legally pursue the claim against the survey company.

Convertible Loan and Management Agreements with Comprehensive Care Group LLC

On March 19, 2018, we, acting through our wholly-owned subsidiaries DEP and NMG, entered into a convertible loan agreement (the “Convertible Loan Agreement”) and a management agreement (the “Management Agreement”), respectively, with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical marijuana dispensary, 50 plant cultivation facility in West Memphis, Arkansas. Each of the Convertible Loan Agreement and the Management Agreement are effective as of March 15, 2019.

Pursuant to the Convertible Loan Agreement, DEP has agreed to make loan advances to CCG from time to time in the aggregate principal amount of up to $1,250,000. The loan proceeds are to be used to fund the construction of the medical marijuana dispensary facility, and to provide working capital to cover initial operating expenses. All pre-construction activities for the dispensary have been completed, and substantial construction progress has been made, with interior framing 90% complete in the dispensary and cultivation areas. Work is in-progress on roughing in chase ways for power upgrades while electrical rough-in remains ongoing throughout the project. Additionally, HVAC ductwork is 90% complete in the dispensary area.

The parties may mutually agree to adjust the amount of the loan to an increased amount or a lesser amount from time to time based on CCG’s reasonable operational and construction needs, as set forth in one or more budgets to be prepared by CCG and presented to DEP. The interest on outstanding advances will be fixed at a rate of $6,000 per month until such time as the parties mutually agree to increase the interest to a fixed rate of $10,000 per month, payable monthly in arrears on or before the first calendar day of each month commencing March 1, 2019. CCG is not obligated to repay any principal outstanding under the loan until March 30, 2021. Either CCG or DEP may unilaterally extend the maturity date by one year, and may thereafter continue to extend the maturity date on a yearly basis by increments of one year (each, an “Extension Option”) by providing written notice of the exercise of the Extension Option by the party seeking an extension to the other party; provided, however, that under no circumstances shall any extended maturity date extend beyond the expiration of the term of the Management Agreement entered into between NMG and CCG.

Upon the latter of: (a) one year after granting of a medical marijuana dispensary license by the Arkansas Medical Marijuana Commission to CCG, or (b) one year after entering into the Convertible Loan Agreement, DEP may, in its sole discretion, subject to DEP providing all reasonable assistance to obtain all necessary approvals from the applicable government authorities to engage in the medical marijuana dispensary business, elect to convert all of the outstanding indebtedness into preferred units of CCG equal to 40% of the overall member units of CCG, subject to approval of the Arkansas Medical Marijuana Commission, with the following preferred rights: (i) the right to an allocative share of 66.67% of the net profits of CCG (as defined in the Convertible Loan Agreement) and the right to distributions equal to 66.67% of the net profits on a monthly basis; (ii) the right to a 66.67% share of CCG’s assets upon dissolution of CCG; and (iii) the right to 66.67% of all voting rights of members of CCG.

Pursuant to the Management Agreement, NMG has agreed to provide operations and management services to CCG, (including management, staffing, operations administration, oversight and other related services), in relation to CCG’s retail facility located in West Memphis, Arkansas. In consideration for such services, commencing on the effective date (March 15, 2019), CCG has agreed to pay NMG a monthly management fee in the amount equal to 66.67% of the Monthly Net Profits (as defined below) of CCG for the immediately-preceding month, all as determined in a manner mutually agreeable to NMG and CCG. Notwithstanding the foregoing, in the event that DEP exercises its conversion right under the Convertible Loan Agreement, then NMG’s monthly management fee shall be fixed at $6,000.00 per month, unless otherwise agreed by the parties in writing. For purposes of the Management Agreement, “Monthly Net Profits” means, for each calendar month, an amount equal to CCG’s gross revenue for such calendar month less CCG’s operating expenses (including all applicable expenses as set out under Section 2 of the Management Agreement, cost of goods sold, interest, and tax for said month), as reasonably determined in accordance with generally accepted accounting principles. The remaining 33.33% of the Monthly Net Profits is to be paid to CCG, which it, in its sole discretion, may distribute to its owners.

Acquisition of NMG Ohio LLC

At the time we acquired NMG, it already owned a 30% interest in NMG Ohio, LLC (“NMG Ohio”). On or around June 7, 2018, NMG Ohio was notified by the State of Ohio that it was awarded a medical cannabis dispensary license and a provisional production license. NMG Ohio has a cannabis dispensary carrying on business as “The Clubhouse” in Elyria, Loraine County, Ohio. On January 31, 2019, we through NMG entered into a definitive agreement to acquire the remaining 70% interest in NMG Ohio. The consideration for the remaining 70% interest in NMG Ohio is to consist of cash payments totaling $1,575,000 and 3,173,864 common shares of the Company. As at the date hereof, we have issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,567, and paid approximately $600,000. Closing of the acquisition remains subject to receipt of regulatory approval.

Strategic Investment and Commercial Advisory Agreements with Australis Capital Inc.

On October 30, 2018, we entered into a strategic investment agreement (the “Investment Agreement”) with Australis Capital Inc. (“Australis”), an Alberta corporation that has its common shares listed on the Canadian Securities Exchange (the “CSE”), whereby Australis agreed to acquire:

(a)

16,000,000 units of our Company, with each unit being comprised of one share of our common stock and one common share purchase warrant at a purchase price of CAD$0.40 per unit, for gross proceeds of CAD$6,400,000; and

(b)

CAD$1,600,000 principal amount 8% unsecured convertible debentures (the “Debentures”) of our Company having a maturity date of two years from the date of issue. The Debentures are convertible at the option of Australis into common shares of our Company at a conversion price equal to CAD$0.55 per common share up to the maturity date, subject to adjustment and acceleration in certain circumstances. If, at any time prior to the maturity date, the closing price of our common shares on the CSE (or such other stock exchange on which our common shares are then listed) is equal to or greater than CAD$1.65 for 20 consecutive trading days, our Company may force the conversion of the then outstanding principal amount of the debentures (and any accrued and unpaid interest thereon) at the then applicable conversion price on not less than 10 business days’ notice to Australis. On July 1, 2019, we entered into a conversion agreement with Australis, whereby Australis has agreed to convert the Debenture on July 1, 2020. Upon execution of the conversion agreement, we remitted CAD$148,339 to Australis as an advanced interest payment for the period from May 2, 2019 to July 1, 2020. Upon conversion of the Debenture, Australis will receive 2,909,091 Common Shares of our Company, to be issued at a deemed valued of CAD$0.55 per Common Share.

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

Pursuant to the terms of the Investment Agreement and subject to certain exceptions, Australis will be entitled to maintain its pro rata ownership interest of the Company until such time as it no longer holds 10% or more of our Company’s issued and outstanding common shares.

Pursuant to the terms of the Investment Agreement and subject to applicable laws and the rules of the CSE, for as long as Australis owns at least 10% of our issued and outstanding common shares, Australis will be entitled to nominate one director for election to our Board of Directors of the Company. If Australis exercises all of its warrants and converts all of its debentures, Australis will be entitled to nominate a second director for election to our Board of Directors. Further, for as long as Australis maintains ownership of at least 25% of our issued and outstanding common shares, Australis will be entitled to maintain two directors on our Board of Directors, provided that each director nominee must meet the requirements of applicable corporate, securities and other laws and rules of the CSE. Mr. Scott Dowty, Chief Executive Officer and a director of Australis, was initially appointed as a director of our Company to replace then-existing board member Chris Macleod, upon closing of Australis’s strategic investment under the Investment Agreement on November 2, 2018, however, on October 16, 2019, Brent Reuter replaced Mr. Dowty as Australis’ nominee on our Board of Directors as Mr. Dowty resigned.

With respect to the proceeds from the financing, the Investment Agreement directed that the proceeds will only be used by our Company as follows, unless otherwise agreed to in writing by Australis:

(a)	a maximum of CAD$400,000 to pay outstanding accounts payable, of which only CAD$300,000 was allowed to be used to pay an advisory fee to Canaccord Genuity Corp.;

(b)	$1,175,000 was used by our Company as partial payment of promissory notes held by certain creditors, of which a balance of $1,000,000 remained owing to the creditors after application of the partial payments;

(c)	$1,925,000 will be used by our Company for strategic acquisitions and/or investment opportunities within the State of Ohio;

(d)	$1,650,000 will be allocated to the development, build out and equipment purchases for NMG Ohio’s dispensary and/or production facility, unless the parties agree to allocate the funds to the development of our Company’s production facility in Nevada;

(e)	$600,000 will be applied by our Company purchase trim from third parties; and

(f)	the balance of the proceeds will be allocated towards the working capital of the Company.

Transaction and Settlement with Green Light District Holdings Inc. – ShowGrow Long Beach and San Diego

Prior Agreement with Green Light District Holdings Inc.

On November 28, 2018, we entered into an interim agreement (the “Prior GLDH Agreement”) with Green Light District Holdings Inc. (“GLDH”), a private company incorporated under the laws of Delaware, and David Barakett, whereby our Company agreed to acquire up to 100% of the issued and outstanding common shares of GLDH. We concurrently made a strategic investment in a senior secured convertible note issued by GLDH in the principal amount of $5,200,000 (the “Prior GLDH Note”), bearing interest at the rate of 20% per annum and maturing on November 28, 2020.

GLDH is the owner of the ShowGrow dispensary brand, and owner of:

(a)	the ShowGrow Long Beach dispensary,

(b)	43% of the equity interest and 60% of the voting rights in the ShowGrow San Diego dispensary, and

(c)	30% of the equity interest in the ShowGrow Las Vegas dispensary.

GLDH is also the owner of the ShowGrow app. The dispensaries are in various stages of licensing: Long Beach has a medical and adult use commercial license, San Diego has a medical commercial cannabis retail conditional use permit, and Las Vegas has a recreational license. GLDH focuses on building dispensaries in high volume locations.

In order to fund our Company’s original investment in GLDH, Australis advanced a $4,000,000 loan which is evidenced by a senior secured note dated November 28, 2018, bearing an interest rate of 15% per annum and maturing in two years. The terms require semi-annual interest payments unless we elect to accrue the interest by adding it to the principal amount of the debt facility. We may prepay the loan at any time, in any amount, subject to a 5% prepayment penalty on any amount repaid within the first year of the loan. Additionally, Australis exercised $1.2 million in warrants they held in our Company at an exercise price of CAD$0.50, which equated to 3,206,160 common shares.

We paid a financing fee to Australis in the approximate amount of CAD$795,660, by issuing 1,105,083 common shares of our Company at a deemed price of CAD$0.72 per share. We also paid a financial advisory fee of CAD$150,000 in cash.

Original Settlement and Release Agreement

On June 19, 2019, our Company, our indirect wholly-owned subsidiary, NMG Long Beach, LLC (“NMG Long Beach”), and our 60% owned subsidiary, NMG San Diego, LLC (“NMG San Diego”), entered into a settlement agreement (the “Original GLDH Settlement Agreement”) with GLDH, The Airport Collective, Inc. (“Airport Collective”), Mr. Barakett, and SGSD, LLC (“SGSD”). SGSD was the commercial tenant at 7625 Carroll Road, San Diego, California 92121 (the “San Diego Location”).

Pursuant to the Original GLDH Settlement Agreement, our Company, GLDH, and Mr. Barakett agreed to restructure the Prior GLDH Agreement, and enter into a mutual release of all claims related to the Prior GLDH Agreement.

In connection with the settlement, (a) SGSD agreed to assign its lease for the San Diego Location to NMG San Diego, and (b) GLDH, Airport Collective and NMG Long Beach have entered into an asset purchase agreement dated June 19, 2019 (the “Asset Purchase Agreement”), pursuant to which NMG Long Beach has agreed to purchase all of the assets of GLDH and Airport Collective utilized in the medical and adult-use commercial cannabis retail business at 3411 E. Anaheim St., Long Beach, CA 90804 (the “Long Beach Location”).

Amended and Restated Settlement and Release Agreement

On June 28, 2019, our Company, NMG Long Beach, NMG San Diego, GLDH, Airport Collective, Mr. Barakett, and SGSD entered into an amended and restated settlement and release agreement (the “Amended GLDH Settlement Agreement”) which supersedes and replaces the Original GLDH Settlement Agreement. Pursuant to the Amended GLDH Settlement Agreement, the parties agreed as follows:

i.	GLDH, Airport Collective, and Mr. Barakett have agreed to release our Company from all claims related to the Prior GLDH Agreement upon closing of the Asset Purchase Agreement in consideration of the following:

	A.	our Company will pay Mr. Barakett or his designee USD$750,000 by issuing Common Shares at a price of CAD$0.7439 per share, with the number of shares being calculated with reference to a negotiated CAD/USD exchange rate of CAD1.3296:USD$1.00 (the “Agreed Foreign Exchange Rate”), for a total possible issuance of 1,340,502 Common Shares; such issuance is contingent on NMG San Diego receiving all licenses, permits, and authorizations required for NMG San Diego to conduct medical commercial cannabis retail operations at the San Diego Location (the “SD Medical Licenses”);

	B.	our Company will pay Mr. Barakett or his designee USD$750,000 by issuing Common Shares at a price of CAD$0.7439 per share, with the number of shares being calculated with reference to the Agreed Foreign Exchange Rate for a total possible issuance of 1,340,502 Common Shares; such issuance is contingent on NMG San Diego receiving all licenses, permits, and authorizations required for NMG San Diego to conduct adult-use commercial cannabis retail operations at the San Diego Location (the “SD Adult-use Licenses”); and

	C.	our Company will pay certain legal and consulting expenses incurred by GLDH, Airport Collective and Barakett in an aggregate amount of US$90,500; and

ii.	SGSD agreed to assign its lease for the San Diego Location to NMG San Diego, and to release our Company, NMG Long Beach and NMG San Diego from any and all claims, in consideration of the payment by our Company of a total of USD$500,000 to SGSD’s members, to be paid and satisfied by the issuance of Common Shares to them at the maximum discount allowed by the CSE.

NMG San Diego is owned 60% by the Company’s subsidiary, DEP Nevada, Inc. and 40% by SJJR, LLC (“SJJR”). Mr. Barakett has agreed to cover SJJR’s portion of all start-up costs associated with NMG San Diego establishing commercial cannabis operations at the San Diego Location, inclusive of: (i) the costs associated with becoming a tenant at the San Diego Location; and (ii) all construction costs associated with building out the San Diego Location for NMG San Diego’s operations. The share consideration payable to Mr. Barakett under the Amended GLDH Settlement Agreement is subject to reduction if Mr. Barakett fails to meet this obligation on a timely basis.

NMG San Diego, which has now assumed the lease on the ShowGrow San Diego premises, has applied for its own medical commercial cannabis retail license and adult-use commercial retail license, and is currently proceeding with construction associated with the build out of the San Diego premises to start operations in the near future. In consideration for the landlord, Green Road, LLC, agreeing to consent to the assignment of the original lease with SGSD to NGM San Diego, we agreed to provide the following consideration to the landlord:

i.	$700,000 in Common Shares of the Company calculated upon execution of the assignment and first amendment to commercial lease (the “Assignment and First Amendment”), dated June 13, 2019, at the maximum discount allowed by the CSE to be issued to the landlord immediately following execution of the Assignment and First Amendment;

ii.	$783,765.26 in cash to be paid to the landlord via bank draft within five (5) business days of execution of the Assignment and First Amendment; and

iii.	$750,000 in cash, plus interest at the rate of five percent (5%) simple per annum accruing from the effective date to be paid no later than five (5) business days of the landlord’s receipt from the City of San Diego of a Conditional Use Permit allowing adult-use commercial cannabis storefront retail operations at the San Diego Location.

Pursuant to the Assignment and First Amendment, the parties agreed to amend the original lease to permit NMG San Diego to have three (3) five (5) year renewal options as opposed to two (2) renewal options. In addition, the parties agreed to reduce the amount of the sale bonus provision in the original lease to $1,000,000 from $2,000,000, which shall only be payable in connection with the first two assignments triggering this obligation, and thereafter, assignments will not require payment of a sale bonus. Furthermore, the parties also amended certain provisions of the original lease to ensure that any change in members representing less than fifty percent (50%) of the existing membership interests of NMG San Diego shall be an excluded transaction and not trigger the sale bonus or be deemed an assignment requiring consent of the landlord

If NMG San Diego is unable, through no fault of the GLDH, Airport Collective or Mr. Barakett, to receive its medical commercial cannabis retail license or its adult-use commercial cannabis retail license at the San Diego Location in accordance with the terms and conditions of the Amended Settlement Agreement, NMG San Diego and our Company will utilize best efforts to negotiate in good faith an amendment to the Amended Settlement Agreement satisfactory to all of the parties.

Amended and Restated Convertible Note and General Security Agreement

As contemplated by the Original GLDH Settlement Agreement, our Company and GLDH entered into a loan agreement dated June 19, 2019 (the “2019 GLDH Loan Agreement”), pursuant to which the Prior GLDH Note has been superseded and replaced with an amended and restated senior secured convertible note payable to the Company by GLDH in the principal amount of $5,200,000 (the “Amended and Restated GLDH Note”). The Amended and Restated GLDH Note bears interest at the rate of 20% per annum, compounded annually, and will mature and become repayable on June 19, 2022. GLDH’s obligations under 2019 GLDH Loan Agreement and the Amended and Restated GLDH Note have been guaranteed by Airport Collective, and are secured under a security agreement dated June 19, 2019 by all of GLDH’s and Airport Collective’s personal property, including but not limited to equipment, inventory, accounts receivable, cash or cash equivalents, and rights under contracts.

Asset Purchase Agreement

Pursuant to the Asset Purchase Agreement, NMG Long Beach has agreed to purchase all of GLDH’s and Airport Collective’s assets (the “Purchased Assets”) utilized in the retail cannabis business at the Long Beach Location for $6,700,000. Upon closing of the transaction, the outstanding principal amount under the Amended and Restated GLDH Note will be applied to the purchase price, and Airport Collective will be released from its obligations as a guarantor of the GLDH’s obligations under the Amended and Restated GLDH Note.

The Company will pay the balance of the purchase price for the Purchased Assets by issuing up to 2,681,006 shares of common stock, to be issued at a deemed issue price of CAD$.0.7439 each; the number of shares required to pay and satisfy the balance of the purchase price for the Purchased Assets in the amount of $1,500,000 was determined with reference to the Agreed Foreign Exchange Rate of CAD$1.3296:USD$1.00. The purchase price – and therefore the amount of the share consideration - remains subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date.

Trademark and Technology License and Services Agreement

In connection with the Asset Purchase Agreement, our Company, and its affiliates and subsidiaries, will license certain intellectual property from Green Light District Management, LLC (“GLDM”), a Delaware limited liability company, and GLDH. The licenses consist of:

(a)	a perpetual license to utilize operational intellectual property, consisting of customer data, sales data, customer outreach strategies standard operating procedures, and other proprietary operational intellectual property; and

(b)	a two-year license to utilize intellectual property such as trademarks and branding (the “Branding IP”).

As consideration for the licenses, we have agreed to utilize the Branding IP until June 19, 2021 at the Long Beach Location, and at the San Diego Location for a period of two years from operations commencing at that location. Additionally, we have agreed to pay GLDM and GLDH 3% of gross receipts from sales at the Long Beach Location on a monthly basis for only the first twelve months of the term of the license agreement. We have agreed that, throughout the term of the license agreement, we will purchase all products and merchandise bearing the “ShowGrow” brand exclusively from GLDM. GLDM has agreed that it shall not itself utilize, nor allow any third-party to utilize, the Branding IP within a five mile radius of the Long Beach Location. GLDM has also agreed to provide certain services to our Company throughout the term of the license agreement.

Contemporaneous Loan

Our Company and GLDH have also entered into a contemporaneous loan (the “Contemporaneous Loan”) in the amount of $726,720.00 to fund certain business improvements and expansion needs of GLDH’s business operations. The Company and NMG Long Beach have agreed to forgive the Contemporaneous Loan on the date of closing of the Asset Purchase Agreement.

The closing under the Asset Purchase Agreement will not take place until NMG Long Beach has acquired local and state commercial cannabis licenses to conduct medical and adult-use commercial cannabis retail operations at the Long Beach Location. In the meantime, the parties have entered into a Management Assignment and Assumption Agreement, pursuant to which NMG Long Beach has assumed all management and control of the business operations at the Long Beach Location.

Management Assignment and Assumption Agreement

On or around August 1, 2019, NMG Long Beach began managing the ShowGrow Long Beach business pursuant to the management assignment and assumption agreement dated June 19, 2019, among NMG Long Beach, GLDH and Airport Collective. Under the agreement, NMG Long Beach is entitled to manage the business and recognize the profits from the business until NMG Long Beach receives its own commercial cannabis licenses and purchases the Purchased Assets in accordance with the terms and conditions of the Asset Purchase Agreement.

Barakett Consulting Agreement

In connection with the Asset Purchase Agreement, NMG Long Beach and Mr. Barakett entered into a consulting agreement, dated June 19, 2019 (the “Consulting Agreement”), whereby NMG Long Beach has agreed to engage Mr. Barakett to provide certain consulting and advisory services in connection with running the business at the Long Beach Location and the San Diego Location.

The Consulting Agreement is for a term of five months and NMG Long Beach has agreed to pay Mr. Barakett a total of $200,000 in consideration for his services to be provided, with US$50,000 having been paid upon execution of the Consulting Agreement, and US$30,000 being payable on each of one month, two months, three months, four months and five months following the initial payment. In addition, NMG Long Beach has agreed to reimburse Mr. Barakett upon presentation of invoices for reasonable expenses which may be pre-authorized by NMG Long Beach from time to time.

Management and Administrative Services Agreement with Satellites Dip, LLC

On June 6, 2019, our Company, acting through our California subsidiary, NMG Cathedral City, LLC (“NMGCC”) entered into a management and administrative services agreement (the “California Management Agreement”) with Satellites Dip, LLC, a California limited liability company (“SD”) that is licensed to carry on commercial cannabis distribution and manufacturing operations within the state of California. Under the California Management Agreement, NMGCC has agreed to provide certain management and administrative services to SD, which may include, without limitation, the following: (i) management of operations; (ii) inventory management; (iii) equipment and physical plant maintenance; (iv) regulatory compliance; (v) payroll; (vi) human resources services; (vii) marketing services; (viii) information technology services; (ix) coordination of legal services; (x) coordination of tax services; (xi) coordination of accounting services; (xii) security services; (xiii) controlling the operating budget; (xiv) facility inspections; (xv) maintenance of detailed records and accounts related to SD’s business, and identification and tracking of key performance indicators; and (xvi) such other activities that NMGCC or SD determines in its reasonable judgment are necessary or desirable for the day-to-day operation or management of SD’s business. In consideration of such services, NMGCC will be paid a management fee equal to the greater of: (a) 30% of net profits (as such term is defined in the California Management Agreement); and (b) $10,000 per month.

The initial term of the California Management Agreement will expire on June 6, 2020. The California Management Agreement may not be terminated prior to the expiry of the initial term, except in the case of a material breach that cannot reasonably be cured or remains uncured for 30 days after the non-breaching party provides written notice of the breach to the breaching party. Either party may, at least 30 days prior to the expiration of the initial term, provide notice in writing to the other party that it intends to renew the California Management Agreement for an additional one year term, but any such renewal will be subject to mutual agreement.

In addition, NMGCC agreed to broker commercial arrangements between SD and third-party cannabis brand owners, with the view to securing licenses for use in SD’s business. In particular, NMGCC agreed: (a) that, within 30 days of the effective date of the California Management Agreement, it would arrange for its affiliate company, NMG, to license certain trademarks and other intellectual property to SD for use relation to cannabis products to be manufactured by SD (the “Branded Products”) on terms at least as favorable as the most favored licensee; (b) to use good faith efforts to establish similar license agreements with third-party cannabis brand owners; and (c) to use good faith efforts to assist SD in the development of SD branded products in the event SD decides to create its own brand(s).

NMGCC has furnished equipment and machinery necessary for the manufacture of the Branded Products by SD. As contemplated by the California Management Agreement, NMGCC has leased such equipment and machinery to SD pursuant to an Equipment Lease Agreement between the parties dated June 6, 2019. The initial term of the Equipment Lease Agreement will expire on June 6, 2020. Either party may, at least 30 days prior to the expiration of the initial term, provide notice in writing to the other party that it intends to renew the Equipment Agreement for an additional one-year term, but any such renewal will be subject to mutual agreement. It is the intent of the parties that the monthly rent payable under the Equipment Lease Agreement be completely net to NMGCC, such that NMGCC will not be liable for any costs or expenses of any nature whatsoever relating to the equipment or any improvements to the equipment, or use of the equipment. SD is solely responsible for any such costs, charges, expenses, and outlays, including taxes, maintenance, and repairs.

On September 12, 2019, our Company announced that SD’s Cathedral City facility has begun shipping certain Body and Mind products, following upon receipt of final testing and California packaging compliance certifications for such products. Initial product introductions include Lemon Brulee and Lemon Kush live resin sugar, Purple Punch blunts and Purple Punch pre-rolls. Live resin sugar is a concentrate, created using material that is fresh-frozen immediately upon harvesting.

In conjunction with entering into the California Management Agreement, the Company through NMGCC entered into a loan and security agreement dated June 6, 2019, whereby NMGCC has loaned SD US$250,000 to fund the property and business improvements and expansion needs of SD’s business operations. The loan will become due and payable on June 6, 2020, subject to extension by mutual agreement between the parties, and will bear interest at a rate of 12% per annum. Interest will accrue and be compounded quarterly, and will be payable by SD upon maturity of the loan. SD may prepay, in whole or in part, all or any portion of the principal amount and accrued interest on the loan without being subject to any pre-payment penalty. The loan is evidenced by a promissory note, and the performance of SD of its obligations under the loan agreement and the promissory note are secured pursuant to a security agreement.

Conditional Use Permit for Nevada Production Facility

On June 20, 2019, we announced the receipt of a conditional use permit from Clark County, Nevada, for a new production facility located within one mile of NMG’s existing cultivation facility located at 3375 Pepper Lane, in Las Vegas. The new facility will be located within an existing commercial building where our Company has secured a long-term lease. Architect plans are complete, and the space has been custom designed to produce edibles, oils and extracts at scale. The new facility will be approximately 7,500 square feet, and construction commenced in late July. The new facility plans include high-volume extraction equipment, which we expect will dramatically increase our manufacturing capacity and efficiency for our extraction products, including oils, wax, live resin and ambrosia. The new facility also expands the kitchen area and creates an opportunity for the Company to white label for brands seeking an entry to the Nevada market. The new production facility was anticipated to be operational in mid to late September 2019, pending license transfer approvals from local and state authorities. Substantial construction work has been advanced including completion of offices, boardroom and facilities which are being utilized by the Company. In addition, significant electrical, framing and HVAC work is complete and waiting for formal permitting and inspections required by the Clark County building department. Final inspections and permits are required prior to receiving license transfer approvals from local and state authorities. We plan to move our current production license eliminating the need to apply for a new license.

Past business of Deploy

Prior to the completion of the Acquisition, we were a development stage company engaged in designing and developing technologies and products for the management of truck fleets by companies in the freight haulage, waste haulage, mining, industrial operations and manufacturing, military and law enforcement industries.

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

Throughout our previous three years, we had developed and patented and had been selling our Fleet Data Management & Weigh System and prepared the Company for commercialization of our product line. We remain the owner of Patent # 2798525 which is titled as “Load-Measuring, Fleet Asset Tracking and Data Management System for Load-Lifting Vehicles.” While we continue to own and maintain this patent, our focus has changed to the business of cultivating and producing medical and adult-use recreational marijuana as further described below. We anticipate selling our patent in the foreseeable future and do not anticipate allocating any current or future resources to our prior business.

Our Products and Services

We cultivate and produce medical and adult-use recreational marijuana products such as cannabis flower, oil extracts and edibles under the brand name “Body and Mind”. We also produce products under license agreements.

We have built our business plan around capitalizing on the medical-use and recreational cannabis markets. The regulated medical and recreational use cannabis industry is a rapidly growing industry that presents a unique opportunity under current market conditions. In the United States, the development and growth of the industry has generally been driven by state law and regulation. Accordingly, the market varies on a state-by-state basis. State laws that legalize and regulate medical-use cannabis allow patients to consume cannabis for medicinal reasons with a doctor’s recommendation subject to various requirements and limitations. States have authorized numerous medical conditions as qualifying conditions for treatment with medical-use cannabis, including but not limited to treatment for cancer, glaucoma, HIV/AIDS, wasting syndrome, pain, nausea, seizures, muscle spasms, multiple sclerosis, post-traumatic stress disorder (PTSD), migraines, arthritis, Parkinson’s disease, Alzheimer’s disease, lupus, residual limb pain, spinal cord injuries, inflammatory bowel disease and terminal illness.

As of the date of this Annual Report on Form 10-K, 31 states and the District of Columbia have passed laws allowing their residents to use medical cannabis.

We believe that the following conditions create an attractive opportunity for the cultivation and production of products within the medical and recreational use cannabis industry:

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

Our Strategy

Body and Mind’s strategy is focused on a platform approach to expansion which focuses on limited license states and jurisdictions. We work to maximize shareholder value through:

1) Production and distribute Body and Mind branded products (production and/or cultivation);

2) Use excess production capacity to produce and distribute synergistic third party brands;

3) Own or operate strategic retail stores for vertical integration; and

4) Enter new markets though lower cost applications and opportunistic / targeted acquisitions .

We have a track record of award-winning cannabis strains, flower and extracts and as early entrants to the Nevada market management has experience with writing license applications, cultivating and operating efficiently and working within a strict metric or track and trace environment.

We have developed the premium, marquis lifestyle “Body and Mind” brand in Nevada with strong penetration into dispensaries and have recently expanded the brand to dispensaries in California. The Body and Mind brand appeals to a wide range of cannabis consumers with products including oils, extracts (wax, live resin, ambrosia) and edibles.

We have a long track record of producing award-winning cannabis products and we have success with licensing to manufacture for brands. We currently produced cannabis oil cartridges for Gpen, a well known vaporizer manufacturer. We are in the process of developing a larger production facility and are in preliminary discussions with several cannabis brands who may be interested in having Body and Mind produce their brand and products under license in Nevada.

NMG was organized as a limited liability company under the laws of the State of Nevada on March 3, 2014. NMG was an early applicant in Nevada in 2014 and was awarded one of the first state medical licenses for both cultivation and production of marijuana. NMG has been a licensed producer and cultivator of cannabis products since it was issued its first cultivation license on November 5, 2015 and production license on December 10, 2015. On July 1, 2017, NMG was awarded an additional state recreational cultivation and production license. NMG produces cannabis flower, oil extracts and edibles, which are available for sale under the brand name “Body & Mind” in dispensaries in Nevada.

NMG anticipates an increase in demand due to the recently approved “Adult Use” licensing in the State of Nevada that began in July 2017. NMG has several growth initiatives underway including new product introductions, product licensing, third party extraction, out-of-State licensing, and acquisitions.

Since our acquisition of NMG, as discussed in more detail above, we have been focused on:

(1) improving NMG’s existing facility;

(2) increasing product availability; and

(3) lowering production costs.

Improvements to NMG’s Existing Facility

On June 28, 2018, we obtained a building permit from Clark County, Nevada to add new flowering rooms and expand our packaging area. Each new flowering room was outfitted with rolling benches and watering systems and the project was completed with final Certificates of Occupancy awarded in September 2018. The new flowering rooms have been in production since September 2018 and are included in the perpetual harvest program for all cultivation in the existing facility. Additionally, a carbon dioxide system has been installed and is now being used throughout the facility. Upon the completion of the Nevada production facility the company anticipates renovating the existing production areas of the facility. The existing production and kitchen areas are anticipated to be renovated for additional flower space.

Increased Product Availability

We focused on flower and developing top end strains during the early years of our business. When Nevada was a medical only market we performed significant research on edibles with products including granola bars, beef jerky, hard candies and gummies. We also performed a great deal of research on extraction with products ranging from shatter, rosin, distillate and raw oil.

As adult recreation rules changed the products that could be produced, we have focused on increasing our product offerings and licensing opportunities. We have determined that the edible market is a sector of the marijuana industry with a high profit margin. To capitalize on this, we have made a dedicated effort to hire an individual with an extensive background in confectionary products and proper dosing techniques. Since hiring this individual on March 6, 2018, we have maintained a consistent passing of all state-mandated testing of our edibles regarding dosing.

In addition, we have implemented improved recipes of our established edible products which has increased our product’s shelf life and improved taste. We have developed preparation recipes for our Pretzel Bites which is our top selling edible product and we have implemented an improved recipe for our gummies products.

We continually work on research for new edible products and developing recipes.

Lowering Our Production Costs

As cannabis flower continues to be the foundation product for the marijuana industry, we are striving for continuous improvement to our cultivation process. Our aim will always focus on increasing the production yields of each harvest, and to obtain the highest quality product harvest. Doing so achieves two things for us and our customers: (1) allows us to maximize our profit; and (2) gives our customers the best value for their dollar by offering highly potent THC products.

As of September 2018, we have three additional grow rooms operating which has increased our overall flower production. We have a record-keeping system in place to aid us in selecting flower strains that produce the largest yields and the highest THC. Our record-keeping system tracks room metrics, nutrient intake of the plants, and other vital metrics which helps us identify the best possible conditions for the plant to maximize its yield. We have introduced a perpetual harvest system to increase efficiency and allow for a steady supply of cannabis.

We have completed the process of installing separate HVAC units for each cultivation area throughout our facility. A centralized control system has been put in place to provide real-time information and control for all HVAC units in the facility. This system helps us track each room’s environmental metrics and help us maintain a proactive response in the event of any equipment failure. In addition to the centralized AC control system, we have completed installation of a CO2 system in our grow rooms. This CO2 system pumps carbon dioxide into the grow rooms which we expect to increase our flower yields by approximately 20-30 per cent. We have also completed installation of measurement devices for temperature, carbon dioxide, and humidity levels in each grow room. This will give us a real time reading of our grow rooms, allowing us to make adjustments in real time.

We commenced yield and production research with several brands of LED lights in October 2019. The research comprises of growing various strains under both conventional and new LED lighting systems. Data is gathered on the yield, strength and cultivation time under each light source to evaluate the efficacy of various LED lighting systems.

Effect of Existing or Probable Governmental Regulations on the Business

The United States Food and Drug Administration (FDA) regulates all food and food ingredients introduced into or offered for sale in interstate commerce (with the exception of meat, poultry, and certain processed egg products). At this time, our edible food products are not introduced into or offered for sale in interstate commerce, and FDA approval of our edible products is not required. However, we must, and do, comply with food labeling requirements set forth by the Southern Nevada Health District (SNHD) and the Nevada Department of Taxation, which include: a statement of identity, net quantity of contents, ingredient statement, manufacturer information, nutritional labeling, “use-by” date, safe handling instructions, an allergen statement, “Keep out of reach of children” statement, “THIS IS A MARIJUANA PRODUCT” statement, cannabinoid profile, terpenoid profile, total amount of THC, our production license number, production run number, date of production, date of final testing, date on which the product was packaged, etc.

Our operations as a licensed cultivator and producer of marijuana and marijuana products could be found in violation of the federal Controlled Substances Act. Due to this, we may face higher federal income tax liability as it is subject to Section 280E of the Internal Revenue Code. Section 280E of the Internal Revenue Code disallows a cannabis company from deducting any expenses from their income on its federal income tax return, except for those considered to be cost of goods sold (COGS). While this severely impacts marijuana retailers, as opposed to cultivators and producers, we do face higher federal income tax liability than a non-cannabis company.

The State of Nevada, per Nevada Revised Statutes Section 372A.290, has implemented the following taxes on marijuana and marijuana products: (i) a fifteen percent (15%) excise tax on the wholesale sale which is paid by the cultivator and is calculated on the fair market value at wholesale set by the Department of Taxation, and (ii) a ten percent (10%) excise tax on the retail sale which is paid by the retail store. We are obligated to collect and remit the wholesale cultivation tax on all wholesale sales and file the appropriate tax returns on a monthly basis. We currently do not have retail operations in Nevada, and therefore are not required to collect and/or remit any retail taxes. All marijuana and marijuana products sold at retail must also pay and remit sales taxes at the applicable local sales tax level.

Principal Products and Services

We cultivate and produce medical and adult-use recreational marijuana products such as cannabis flower, oil, extracts and edibles under the brand name “Body and Mind”.

Principal Products

Finished Flower Buds – Packaged flower buds sold by strain type. We sell our Flower in various packaged weights (1.0 Gram, 3.5 Gram, and by the pound being the most popular). Flower strains include GC4, Key Lime Pie, Mandarin Cookies, Donuts, Purple Punch, Sequoia Strawberry, Sin Mint Cookies, True Power and White Nightmare.

Pre-Rolled Joints – grinded flower buds rolled in joint paper by strain type. Each pre-roll is one gram. Roughly 3 to 6 strains are available at any time and can include strains such as GC4, Key Lime Pie, Mandarin Cookies, Donuts, Purple Punch, Sequoia Strawberry, Sin Mint Cookies, True Power and White Nightmare.

Pre-Rolled Blunts – grinded flower buds rolled in blunt joint paper by strain type. Each pre-roll blunt is one gram. Roughly 3 to 6 strains are available at any time and can include strains such as GC4, Key Lime Pie, Mandarin Cookies, Donuts, Purple Punch, Sequoia Strawberry, Sin Mint Cookies, True Power and White Nightmare.

Concentrates (in various forms) – these are concentrates with various consistencies regarding their final form:

•	Shatter – a glass like concentrate
•	Sugar – a sugar/salt like concentrate
•	Ambrosia – a sugar/ salt like concentrate with terpenes added
•	Badder – – a concentrate with a malleable texture
•	Live Resin Sugar – made from extracting material that was frozen immediately after harvesting

Disposable Vape Pens – a disposable pen vaporizer filled with our in-house produced distillate oil. Distillate flavors include Blackberry, Bruce Banner, Canteloupe, Di Si Do, Forbidden Fruit, Gelato, Guava, Hardcore OG, Lime, Mandarin Cookies, Mimosa, Pineapple, Strawberry Diesel, Tangerine, Watermellon. Disposable pens are available with either 0.5 gram or 0.25 grams of distillate.

Raw Distillate Oil Cartridges – vaporizer cartridge filled with our in-house produced distillate oil. Raw Distillate flavors include Blackberry, Bruce Banner, Canteloupe, Di Si Do, Forbidden Fruit, Gelato, Guava, Hardcore OG, Lime, Mandarin Cookies, Mimosa, Pineapple, Strawberry Diesel, Tangerine, Watermellon. Raw distillate oil cartridges are available with either 0.5 gram or 0.25 grams of distillate.

G Pen Gio Cartridges – vaporizer cartridges for Gpen vaporizers filled with our in-house produced distillate oil. G Pen Gio cartridge flavors include Blackberry, Bruce Banner, Canteloupe, Di Si Do, Forbidden Fruit, Gelato, Guava, Hardcore OG, Lime, Mandarin Cookies, Mimosa, Pineapple, Strawberry Diesel, Tangerine, Watermellon. G Pen Gio cartridges are available with either 0.5 gram or 0.25 grams of distillate.

Edibles – distillate infused edible products. Our top selling edible product is our pretzel bites which are available in 10 piece and 3 piece packages and have distillate infused butter caramel sandwiched between two pretzels which are dipped in chocolate. Limited edition runs of pretzel bites have been created for Independence Day as well as a custom run with neon and coconut for a Las Vegas music festival.

Distribution Methods

We sell directly to licensed Nevada Dispensaries. We have no direct sales channels to the public. Our products are delivered directly to each dispensary by licensed distribution companies.

Sources and availability of raw materials

Finished Flower – In Nevada, our clones are all produced in-house from older batches of plants. Other clone sources are readily available to purchase throughout Nevada. Our coco growing medium (soil like material) is the only component of raw materials that is produced outside of our control. Coco suppliers are readily available in the event of a loss of our supplier. We produce our nutrients in-house using basic nutrients readily available in the cultivation market. Our packaging is produced overseas, and suppliers are readily available.

Pre-Rolled Joints – In Nevada, our flower buds produce the material for our pre-rolls. All of our pre-roll packaging is easily obtained. There are numerus suppliers of joint paper, joint vials, and other joint packaging materials. In California, the source for our pre-rolled joints is tested, quality flower from licensed facilities. We have relationships with licensed cultivators and there are numerous licensed cultivators who can supply flower. Our packaging is produced overseas, and suppliers are readily available.

Concentrates – our flower is used to produce our concentrates. All the chemicals, supplies, and equipment required to produce concentrates can be easily obtained.

Single Use Vape Pens – our flower and extraction process is used to produce the oil placed in the single use vape pen. The vape pen and packaging is obtained from 3rd party suppliers and there are numerous suppliers that can meet our demand. The company does not use vitamin E acetate or any other artificial agent for thinning any cannabis oil products.

Vape Cartridges – our flower and extraction process is used to produce the oil placed in vape cartridges. The vape cartridge and packaging is obtained from 3rd party suppliers and there are numerous suppliers that can meet our demand. The company does not use vitamin E acetate or any other artificial agent for thinning any cannabis oil products.

Distillate Oil - our flower is used to produce distillate oil. The packaging is obtained from 3rd party suppliers. There are plenty of suppliers that can meet our demand. All chemicals required for the distillation are common and readily available for purchase.

Rosin – our flower is used to produce rosin. Our packaging is obtained from 3rd party suppliers and there are plenty of suppliers to meet our demand.

Edibles – all ingredients are locally sourced. We use our in-house produced distillate oil to infuse all the edibles. We cultivate and produce medical and recreational marijuana products such as flower, oil extracts and edibles under the brand name “Body and Mind”.

Competitive business conditions

Supply & Demand - as our competitors expand operations, there is more supply creating less demand for mid and low quality cannabis products. We continue to provide high quality products, excellent customer service, and competitive prices.

We have built our business plan around capitalizing on the medical-use and recreational cannabis market. The regulated medical-recreational use cannabis industry is a rapidly growing industry that presents a unique opportunity under current market conditions. In the United States, the development and growth of the industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. As of the date hereof, 31 states and the District of Columbia have passed laws allowing their citizens to use medical cannabis.

We believe that the following conditions create an attractive opportunity for the cultivation, production and retail sales of products within the medical recreational-use cannabis industry:

•	Significant industry growth in recent years and expected continued growth;

•	A shift in public opinion and increasing momentum toward the legalization of cannabis;

•	Limited access to capital by industry participants in light of risk perceived by financial institutions of violating federal laws and regulatory guidelines for offering banking services to cannabis-related businesses;

•	Opportunity for skilled operators to transfer operational and execution experience to new facilities and operations.

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

Product Regulation

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

In November 2016, California and Nevada voters both approved cannabis use for adults over the age of 21 without a physician’s prescription or recommendation, and permitted the cultivation and sale of marijuana, in each case subject to certain limitations. We have obtained the necessary permits and licenses to expand our existing business to cultivate and distribute cannabis in compliance with the laws in the State of Nevada and California. Despite the changes in state laws, cannabis remains illegal under federal law. In November 2016, California voters approved Proposition 64, which is also known as the Adult Use of Marijuana Act (“the AUMA”), in a ballot initiative. Among other things, the AUMA makes it legal for adults over the age of 21 to use marijuana and to possess up to 28.5 grams of marijuana flowers and 8 grams of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, the AUMA establishes a licensing system for businesses to, among other things, cultivate, process and distribute marijuana products under certain conditions. On January 1, 2018, the California Bureau of Marijuana Control enacted regulations to implement the AUMA. Nevada voters approved Question 2 in a ballot initiative in November 2016. Among other things, Question 2 makes it legal for adults over the age of 21 to use marijuana and to possess up to one ounce of marijuana flowers and one-eighth of an ounce of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, Question 2 authorizes businesses to cultivate, process and distribute marijuana products under certain conditions.

The U.S. Department of Justice (the “DOJ”) has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

We are monitoring the current federal administration’s, the DOJ’s and Congress’ positions on federal marijuana law and policy. Since the beginning of the new Congress in January 2019, there have been positive discussions about the Federal Government’s approach to cannabis. The DOJ has not signaled any change in their enforcement efforts. Based on public statements and reports, we understand that certain aspects of those laws and policies are currently under review, but no official changes have been announced. It is possible that certain changes to existing laws or policies could have a negative effect on our business and results of operations. Although the possession, cultivation and distribution of marijuana for medical and adult use is permitted in California and Nevada, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. We believe we operate our business in compliance with applicable Nevada, California, Ohio and Arkansas laws and regulations. Any changes in federal, state or local law enforcement regarding marijuana may affect our ability to operate our business. Strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

Competitive Conditions and Position

Production and Sales

NMG has a number of licenses and a long-term lease for a facility allowing it to cultivate and produce medical and recreational marijuana. In addition to flower products we produce marijuana extract products such as distillate oil, ice wax, dry sift, shatter, edibles and topicals.

The Nevada, California, Ohio and Arkansas Markets

We face competition from a variety of competitors. Several factors impacting competition include, but are not limited to, the quality control and consistency of products being produced, the hiring and retention of competent personnel within the industry, brand marketing and production costs.

The United States Market

We face competition from a diverse mix of market participants, including, but not limited to, independent investors, hedge funds and other cannabis operators, all of whom may compete with us to acquire real estate zoned for medical-use and/or recreational-use cannabis facilities. The current market for medical and recreational marijuana products may be limited as more competitors enter the market.

See – Risk Factors – Risks related to the Business and Industry.

Intellectual Property

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

Employees

We through NMG currently have 95 full-time employees across all of its locations.

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

Promissory Notes

1)

On November 14, 2017, we issued five non-interest bearing promissory notes for an aggregate principal amount of $2,000,000 (the “Vendor Promissory Notes”) as follows: $450,000 to MBK Investments, LLC, $450,000 to the Rozok Family Trust, $490,000 to KAJ Universal Real Estate Investments, LLC, $120,000 to NV Trees, LLC, and $490,000 to SW Fort Apache, LLC. The Vendor Promissory Notes were secured by a senior priority security interest in all assets of the Company, to be paid by February 14, 2019 or, if an equity or debt financing subsequent to the November 14, 2017 is closed in an aggregate amount of not less than $5,000,000, then within 30 days of the closing date of such subsequent financing.

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

Concurrent with the closing of the Investment Agreement between Australis and the Company dated October 30, 2018, we entered into amending agreements (the “Amending Agreements”) with each of the Vendors (as defined in the Investment Agreement) with respect to promissory notes (the “Promissory Notes”) issued by the Company in favor of each of the Vendors upon closing of the certain Share Exchange Agreement between the Company and the Vendors, dated September 14, 2017, whereby the Company and Vendors, other than TI Nevada, LLC, agreed to amend the terms of the Promissory Notes to provide for:

(a)	a payment of 50% of the outstanding principal on or before November 12, 2018;

(b)	the remaining 50% of the outstanding principal to bear interest at 8% commencing on February 14, 2019 (the “Due Date”). All interest accrued under this Note shall be due and payable to Lender on a quarterly basis commencing on May 1, 2019, and continuing every three (3) months thereafter until all principal, interest, and other amounts payable under this Note have been paid. All outstanding principal, interest, and other amounts payable hereunder shall be due and payable in a balloon payment on the date (the “Maturity Date”) that is the earlier of:

(i)	12 months from the Due Date; and

(ii)	Within ten (10) business days after closing a financing subsequent to November 12, 2018 in the amount of not less than an aggregate of Five Million US Dollars (US$5,000,000). The Company has, at its sole discretion, and at any time and for whatever reason, the option to make payment in full or in partial payments to reduce the balance outstanding.

(c)	the Section titled “Default Rate” in the Promissory Note is hereby deleted in its entirety and replaced with the following:

From and after the occurrence of any Default in this Note, and until such Default has been cured, all outstanding amounts under this Note (including, but not limited to, interest and late charges) shall bear interest at a rate of FIFTEEN PERCENT (15%) annually (the “Default Rate”).

(d)	the Section titled “Rights of Lender on Default” in the Promissory Note is hereby deleted in its entirety and replaced with the following:

Upon the occurrence of any Default, Lender shall be entitled to exercise any one or more of the following remedies without notice or demand:

(i)	to accelerate and declare the entire unpaid balance then due and payable under this Note to be immediately due and payable, even though the time of maturity as expressed herein shall not have arrived;

(ii)	to foreclose upon the Collateral pursuant to this Note and the Agreement; and

(iii)	to exercise any other right or remedy permitted by law;

and, with respect to TI Nevada, LLC, the Company, TI Nevada, LLC and all of the other Vendors agreed to amend the Promissory Note issued to TI Nevada, LLC to provide for:

(a)	payment of 100% of the outstanding principal on or before November 12, 2018; and

(b)	the Section titled “Default Rate” in the Promissory Note is hereby deleted in its entirety and replaced with the following:

From and after the occurrence of any Default in this Note, and until such Default has been cured, all outstanding amounts under this Note (including, but not limited to, interest and late charges) shall bear interest at a rate of FIFTEEN PERCENT (15%) annually (the “Default Rate”).

Conversion Agreement

On July 1, 2019, we entered into a conversion agreement (the “Conversion Agreement”) with Australis Capital Inc. (“Australis”), whereby Australis has agreed to convert its 8% unsecured convertible debenture in the principal amount of CAD$1,600,000 of the Company having a maturity date of November 2, 2020 (the “Debenture”) on July 1, 2020 in exchange for an advanced interest payment of CAD$148,339 for the period of May 2, 2019 to July 1, 2020 (the “Advance”). The Advance was paid by the Company to Australis upon execution of the Conversion Agreement and upon conversion of the Debenture on July 1, 2020 there shall be no additional interest payments owing from the Company to Australis.

Upon conversion of the Debenture, Australis will receive 2,909,091 shares of common stock of the Company (each, a “Common Share”) at a deemed valued of CAD$0.55 per Common Share.

NMG Licenses

Body and Mind or NMG currently holds the following licenses or certificates related to the business:

City of Las Vegas – Conditional Cultivation Business License

Body and Mind was granted license # M66-00066, a conditional business license by the city of Las Vegas, Nevada on July 1, 2019. The license is for a medical marijuana cultivation facility and expires on January 1, 2020.

City of Las Vegas – Conditional Production Business License

Bam – Body and Mind was granted license #M66-00065, a conditional business license by the city of Las Vegas, Nevada on July 1, 2019. The license is for a medical marijuana production facility and expires on January 1, 2020.

Clark County Limited Business License

NMG was granted license #2000032.MMR-301, a temporary business license by Clark County, Nevada (“Clark County”). The temporary business license expires on December 31, 2019.

Nevada State Business License

NMG was granted a Nevada State Business License on October 22, 2019 under the identification number #NV20141151164. The license has an expiry date of March 31, 2020.

Nevada Medical Marijuana Program – State Certificate (Cultivation)

Body and Mind was issued certificate number 30658964196185382559 to be a medical marijuana cultivation establishment on July 1, 2019 by the Department of Taxation for C144 (“Certificate 30658964196185382559”). The certificate expires on June 30, 2020.

Nevada Marijuana Cultivation Facility License

Body and Mind was issued license number 79806207400948405980 to be a marijuana cultivation facility on July 1, 2019 by the Department of Taxation for RC144 (“License 79806207400948405980”). The license expires on June 30, 2020.

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

We have incurred losses in prior periods. For the year ended July 31, 2019, we incurred a comprehensive loss of $3,457,842 and, as of that date, we had an accumulated deficit of $10,525,062. Any losses in the future could cause the quoted price of our Common Shares on the CSE to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

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

Our cannabis crop could be harmed by pests, plant diseases or other agricultural risks which would have a material adverse effect on our business.

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

On January 4, 2018, Attorney General Jeff Sessions issued a new memo updating the Department of Justice’s policy on federal marijuana enforcement (the “Sessions Memorandum”). The Sessions Memorandum effectively rescinded and replaced the Cole Memorandum, and directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to marijuana activities. While in theory the protections under the Cole Memorandum have been abolished, the new policy does not explicitly direct local U.S. Attorneys to launch an attack on state-legal marijuana businesses. Rather, the new policy promulgated by the Sessions Memorandum is to return local control to federal prosecutors who know where and how to deploy Justice Department resources most effectively to reduce violent crime, stem the tide of the drug crisis, and dismantle criminal gangs. The threat of federal prosecution remains for legitimate, state-legal marijuana businesses, including our business.

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

On April 11, 2018, U.S. Senator Cory Gardner received assurances from President Donald Trump that 1) states with legal marijuana industries would not be targeted by the Justice Department, 2) the rescission of the Cole Memorandum would not impact state’s legal marijuana industries, and 3) that the President would support a federalism-based legislative solution to fix the states’ rights issue once and for all. The President’s comments are encouraging to legal marijuana businesses; however, no legislative action at the federal level has been taken.

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

Our Articles of Incorporation authorize the issuance of up to 900,000,000 Common Shares, with a par value of $0.0001 per share. As of November 1, 2019, the Company had 101,760,232 Common Shares issued and outstanding, 8,775,000 stock options outstanding and 22,146,458 share purchase warrants outstanding.

As at November 1, 2019, the Company’s 8,775,000 stock options outstanding are exercisable into 8,775,000 common shares of the Company with the following terms:

Number of Options outstanding and exercisable	Exercise price	Expiry dates
3,850,000	CAD$0.66	November 24, 2022
175,000	CAD$0.41	June 6, 2023
2,050,000	CAD$0.57	December 10, 2023
2,450,000	CAD$0.88	August 21, 2024
250,000	CAD$0.93	October 1, 2024
8,775,000

As at November 1, 2019, the Company’s 22,146,458 share purchase warrants outstanding are exercisable into 22,146,458 common shares of the Company with the following terms:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
21,700	CAD$0.66	November 3, 2019
9,072,081	CAD$0.90	November 14, 2019
637,393	CAD$0.90	December 1, 2019
11,780,134	CAD$1.50	May 17, 2023
635,150	CAD$1.25	May 17, 2023
22,146,458

On November 2, 2018, the Company issued a CAD$1,600,000 principal amount 8% unsecured convertible debentures of the Company to Australis maturing two years following the date of issue. The debentures are convertible at the option of the holder into Common Shares at a conversion price equal to CAD$0.55 per Common Share up to November 2, 2020, subject to adjustment and acceleration in certain circumstances. However, on July 1, 2019, we entered into the Conversion Agreement with Australis, whereby Australis has agreed to convert the 8% unsecured convertible debenture on July 1, 2020 in exchange for an advanced interest payment of CAD$148,339 for the period of May 2, 2019 to July 1, 2020. Upon conversion of the debenture, Australis will receive 2,909,091 Common Shares at a deemed valued of CAD$0.55 per Common Share.

We are also committed to issuing 211,000 Common shares to Toro Pacific Management Inc. on the following dates: 70,500 Common Shares on November 14, 2019; 70,500 Common Shares on May 14, 2020; and 70,500 Common Shares on November 14, 2020.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Property Leases

On November 10, 2017, NMG entered into a revised five-year lease agreement with Resort Holdings 5, LLC, a Nevada limited liability company, for the property located at 3375 Pepper Lane, Las Vegas, NV, containing approximately 18,000 square feet. We have four options to extend the lease and each option is for five years. The monthly rent was $12,500 + common area expenses, and increased to $12,875 + common area expenses on January 1, 2019. The guaranteed minimum monthly rent is subject to a 2% increase on each anniversary date of the lease. In July 2018, Resort Holdings 5, LLC, the landlord, sold the property to a third party and the lease assigned to Minor Street Properties, LLC. All leases terms remain the same.

On April 9, 2019, NMG entered into a three-year lease agreement with Haigaz and Nora Atamian, commercial property owners, for the property located at 6420 Sunset Corporate Drive, Las Vegas, NV, containing approximately 7,700 square feet. We have one option to extend the lease for an additional three-year term and an option to purchase the property at any point during the initial term. The monthly rent is $6,026.40 + $1,129 in common area expenses, totaling $7,156.35 every month.

On October 25, 2017, NMG Ohio, LLC entered into a five-year lease agreement with MMCA Development, LLC, an Ohio limited liability company, for the property located at 709 Sugar Lane, Elyria, Ohio 44035, containing approximately 4,100 square feet. The monthly rent is $4,200.

On April 4, 2018, Comprehensive Care Group, LLC entered into a five-year lease agreement with MarGlas, LLC, an Arkansas limited liability company, for the property located at 201 & 203 N. Ok Street, West Memphis, Arkansas, containing approximately 10,000 square feet. We have two options to extend the lease and each option is for five years. The monthly rent is $3,000.

On December 1, 2018, SGSD, LLC entered into a five-year lease agreement with Green Road, LLC, a California limited liability company, for the property located at 7625 Carroll Road, San Diego, California, containing approximately 4,600 square feet. On June 13, 2019, SGSD, LLC assigned the lease to NMG San Diego, LLC. Under the terms of the assignment and first amendment to the original lease agreement dated June 13, 2019, we have three options to extend the lease and each option is for five years. The monthly base rent is currently $15,000. The guaranteed monthly rent is subject to a 1-6% increase on each anniversary date of the lease, based on increases in the Consumer Price Index for San Diego County.

On January 10, 2017, SJK Services, LLC entered into a five-year lease agreement with Meng Lin Zhang, a commercial property owner, for the property located at 3411 E. Anaheim St., Long Beach, California, containing approximately 1,856 square feet. On September 7, 2018, SJK Services, LLC amended its lease agreement with Meng Lin Zhang. On December 14, 2018, SJK Services, LLC assigned the amended lease agreement to The Airport Collective, Inc., a California corporation. On March 8, 2019, The Airport Collective, Inc. assigned the amended lease agreement to NMG Long Beach, LLC. Under the terms of the amended lease agreement, we have one option to extend the lease for five years. The monthly base rent is $6,636.40 + common area expenses, totaling $8,000 every month. The guaranteed minimum monthly rent is subject to a 5% increase on each anniversary date of the lease.

ITEM 3. LEGAL PROCEEDINGS

We are not, and were not during our most recently completed fiscal year, engaged in any legal proceedings and none of our property is or was during that period the subject of any legal proceedings. We do not know of any such legal proceedings which are contemplated.

A group of cannabis companies that did not win marijuana dispensary permits in the most recent round of state licensing in Nevada have filed an amended lawsuit, alleging corruption in the state agency that regulates the industry. The lawsuit names a long list of marijuana companies that did and didn’t receive dispensary licenses, including Nevada Medical Group, LLC.

On October 8, 2019, Nevada Medical Group, LLC filed its notice of intent to participate in the Complaint and Petition with the District Court, Clark County Nevada.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock has been quoted on the OTC Pink since November 6, 2008, initially under the symbol “DPLY” until December 8, 2017 and then under the symbol “BMMJ” as a result of our name change on November 14, 2017 in connection with our acquisition of NMG. As of July 30, 2019, our common stock was posted for trading on the OTCQB under the same symbol “BMMJ”. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTCQB and OTC Pink. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
July 31, 2019	$2.15	$0.65
April 30, 2019	$2.70	$0.46
January 31, 2019	$0.84	$0.35
October 31, 2018	$0.75	$0.26
July 31, 2018	$0.47	$0.28
April 30, 2018	$0.88	$0.34
January 31, 2018	$3.50	$0.10
October 31, 2017	$0.25	$0.07
July 31, 2017	$0.27	$0.14

In addition, shares of our common stock have been listed on the Canadian Securities Exchange (the “CSE”) since December 22, 2011, initially under the symbol under the symbol “DEP” (until December 6, 2017) and now under the symbol “BAMM” (since December 7, 2017). The following table sets forth the high and low sales prices of our common stock on a quarterly basis for the periods indicated as quoted by the CSE.

Quarter Ended	High	Low
July 31, 2019	CAD$2.89	CAD$0.84
April 30, 2019	CAD$3.71	CAD$0.62
January 31, 2019	CAD$1.11	CAD$0.51
October 31, 2018	CAD$1.20	CAD$0.33
July 31, 2018	CAD$0.53	CAD$0.37
April 30, 2018	CAD$1.14	CAD$0.40
January 31, 2018	CAD$2.09	CAD$0.68
October 31, 2017	CAD$0.99	CAD$0.75
July 31, 2017	CAD$1.05	CAD$0.45

On November 8, 2019, the last reported sale price of our common stock on the OTCQB was $0.75 per share and the last reported sale price of our common stock on the CSE was CAD$0.95 per share.

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

As of November 1, 2019, we have 8,775,000 stock options outstanding which are exercisable into 8,775,000 common shares.

Warrants

As of November 1, 2019, we have 22,146,458 common share purchase warrants outstanding which are exercisable into 22,146,458 common shares.

Holders of Common Shares

As of November 1, 2019, we had 265 shareholders of record, which does not include shareholders whose shares are held in street or nominee names, if any.

Dividends

We have not paid dividends or made distributions on our Common Shares during the past three fiscal years and through the date of this Annual Report. We have no present intention of paying dividends in the near future. We will pay dividends when, as and if declared by our board of directors. We expect to pay dividends only out of retained earnings in the event that we do not require our retained earnings for operations and reserves. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends, but Nevada corporate law prohibits us from declaring and paying dividends if after doing so we would not be able to pay our debts as they become due in the usual course of business, or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We have no shares with preferential dividend and distribution rights authorized or outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows our equity securities that are authorized for issuance pursuant to equity compensation plans for our most recently completed financial year ended July 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,775,000	Nil	994,859
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	8,775,000	Nil	994,859

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

On November 24, 2017, we issued an aggregate of 3,850,000 stock options in accordance with our stock option plan at an exercise price of CAD$0.66 per share for a five-year term expiring November 24, 2022. The options were granted to officers, directors and consultants of the Company.

The fair value of the stock options was calculated to be $726,578 using the Black-Scholes Option Pricing Model using the following assumptions:

Expected life of the options	5 years
Expected volatility	198%
Expected dividend yield	0%
Risk-free interest rate	1.63%

On June 6, 2018, we granted 175,000 stock options in accordance with our stock option plan at an exercise price of CAD$0.41 per common share for a five-year term expiring June 6, 2023 to a consultant of the Company.

The fair value of the stock options was calculated to be $63,101 using the Black-Scholes Option Pricing Model using the following assumptions:

Expected life of the options	5 years
Expected volatility	262%
Expected dividend yield	0%
Risk-free interest rate	2.16%

On December 11, 2018, the Company issued 2,050,000 stock options in accordance with the Company’s stock option plan at an exercise price of CAD$0.57 per share for a five-year term expiring December 10, 2023. The options were granted to current directors, officers, employees and consultants of the Company.

The fair value of the stock options was calculated to be $880,595 (CAD$1,165,117) using the Black-Scholes Option Pricing Model with the following assumptions:

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

(b)

The aggregate number of Body and Mind Common Shares subject to an option that may be granted to any one individual in any 12-month period under the Body and Mind Option Plan shall not exceed 5% of the issued and outstanding Body and Mind Common Shares determined at the time of such grant.

(c)

The aggregate number of Body and Mind Common Shares subject to an option that may be granted to any one Consultant in any 12-month period under the Body and Mind Option Plan shall not exceed 2% of the issued and outstanding Body and Mind Common Shares determined at the time of such grant.

(d)

The aggregate number of Body and Mind Common Shares subject to an option that may be granted to any one person conducting Investor Relations Activities in any 12-month period under the Body and Mind Option Plan shall not exceed 2% of the issued and outstanding Body and Mind Common Shares determined at the time of such grant.

Recent Sales of Unregistered Securities

Year Ended July 31, 2019

On November 2, 2018, we closed a strategic investment agreement with one entity and issued (1) 16,000,000 units (the “Units”), with each comprised of one common share and one common share purchase warrant (each, a “Warrant”) of the Company, at a purchase price of CAD$0.40 per Unit for gross proceeds of CAD$6,400,000, and (ii) CAD$1,600,000 principal amount 8% unsecured convertible debentures (the “Debentures”) of the Company maturing two years following the date of issue. Each Warrant is exercisable to acquire one Common Share of the Company at an exercise price of CAD$0.50 per share for a period of two years from the date of issuance, subject to adjustment and acceleration in certain circumstances. The Debentures will bear interest from the date of issuance (the “Issue Date”) at a rate of 8% per annum, calculated and payable semi-annually, in arrears. Repayment of the then outstanding principal amount of the Debentures, together with any accrued and unpaid interest thereon, is to be made on or prior to the date that is two years from the Issue Date (the “Maturity Date”). The Debentures are convertible at the option of the holder into Common Shares at a conversion price equal to CAD$0.55 per Common Share up to the Maturity Date, subject to adjustment and acceleration in certain circumstances. We relied on the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act with respect to such issuances to the one entity as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

On November 2, 2018, we issued 322,581 common shares to an entity pursuant to a financial advisory agreement with respect to the strategic investment agreement which closed on November 2, 2018. We relied on the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act with respect to such issuances to the one entity as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

On November 29, 2018, we issued 1,105,083 common shares as a finance fee to an entity at a deemed price of CAD$0.72 per share. We relied on the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

On November 30, 2018, we issued 3,206,160 common shares upon exercise of 3,206,160 warrants by an entity at a price of CAD$0.50 per common share for aggregate proceeds of $1,205,196 (CAD$1,603,080). We relied on the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

On December 11, 2018, we granted 2,050,000 stock options in accordance with our stock option plan at an exercise price of CAD$0.57 per share for a five-year term expiring December 10, 2023. The options were granted to our current directors, officers, employees and consultants. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S for optionees who are non-U.S. persons and on the exemption from registration provided by Section 4(a)(2) under the U.S. Securities Act for optionees who are U.S. persons.

On January 31, 2019, we issued 2,380,398 common shares to 10 individuals/entities at a price of CAD$0.66 per common share having a value of $1,448,805 in connection with an agreement to acquire the remaining 70% of NMG Ohio, LLC. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S for three individuals/entities who are non-U.S. persons and on the exemption from registration provided by Rule 506 and/or Section 4(a)(2) under the U.S. Securities Act for seven individuals/entities who are U.S. persons.

On February 1 2019, we issued 1,768,545 common shares to one entity pursuant to an investment agreement at a price of CAD$0.585 per common share for gross proceeds of $787,123. We relied on the exemption from registration under Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such shares as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

On May 17, 2019, we issued 11,780,134 units (each, a “Unit”) to 197 individuals/entities pursuant to a brokered private placement at a price of CAD$1.25 per Unit for gross proceeds of CAD$14,726,130. Each Unit is comprised of one common share and one common share purchase warrant (each, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company (each, a “Warrant Share”) at an exercise price of CAD$1.50 per Warrant Share and having an expiry of May 17, 2023, subject to adjustments in certain events. We relied on the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S for issuances to non-U.S. persons and on the exemption from registration under the U.S. Securities Act provided by Rule 506(b) of Regulation D for issuances to U.S. persons based on representations and warranties provided by the purchasers in the Subscription Agreements.

In addition, on May 17, 2019, we issued 635,150 non-transferrable broker warrants (each, a “Broker Warrant”) as partial consideration to the brokers involved in the brokered private placement. Each Broker Warrant entitles the holder thereof to acquire one Unit of the Company at an exercise price of CAD$1.25 per Unit until May 17, 2023. We relied on the exemption from registration under the U.S. Securities Act provided by Rule 903 of Regulation S for issuances of the Broker Warrants based on representations and warranties provided by the agents in the Agency Agreement.

On May 28, 2019, we issued 12,793,840 common shares upon exercise of 12,793,840 warrants by one entity at a price of CAD$0.50 per common share for aggregate proceeds of $4,733,515 (CAD$6,396,920). We relied on the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such common shares as the securities were issued to the entity through an offshore transaction which was negotiated and consummated outside of the United States.

On July 16, 2019, we issued 7,333 common shares upon exercise of 7,333 warrants by an individual at a price of CAD$0.90 per common share for aggregate proceeds of $5,057 (CAD$6,600). We relied on the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such common shares as the securities were issued to the non-U.S. person through an offshore transaction which was negotiated and consummated outside of the United States.

On August 12, 2019, we issued an aggregate of 4,337,111 common shares to three individuals and one trust pursuant to the Amended Settlement Agreement dated June 28, 2019, the Asset Purchase Agreement dated June 19, 2019 and the Assignment and First Amendment dated June 13, 2019, whereby 624,380 common shares were issued to two individuals at a price of CAD$1.048 per share, 2,681,006 common shares were issued to one individual at a price of CAD$0.7439 and 1,031,725 common shares were issued to a trust at a price of CAD$0.904 per share. We relied upon the exemption from registration provided by Section 4(a)(2) under the U.S. Securities Act for the three individuals and one trust who are U.S. persons.

On August 12, 2019, we issued an aggregate of 81,591 common shares upon exercise of 81,591 warrants by two individuals at a price of CAD$0.66 per common share for aggregate proceeds of $40,765 (CAD$53,850). We relied on the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such common shares as the securities were issued to the non-U.S. persons through an offshore transaction which was negotiated and consummated outside of the United States.

On August 21, 2019, we granted 2,850,000 stock options in accordance with our stock option plan at an exercise price of CAD$0.88 per share for a five-year term expiring August 21, 2024. The options were granted to our current directors, officers, employees and consultants. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S for optionees who are non-U.S. persons and on the exemption from registration provided by Section 4(a)(2) under the U.S. Securities Act for optionees who are U.S. persons. On October 16, 2019, we cancelled 400,000 stock options at the voluntary request of a director of the corporation who resigned.

On September 12, 2019, we issued an aggregate of 38,912 common shares upon exercise of 38,912 warrants by one entity at a price of CAD$0.66 per common share for aggregate proceeds of $19,449 (CAD$25,682). We relied on the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such common shares as the securities were issued to the non-U.S. person through an offshore transaction which was negotiated and consummated outside of the United States.

On October 1, 2019, we granted 250,000 stock options in accordance with our stock option plan at an exercise price of CAD$0.93 per share for a five-year term expiring October 1, 2024. The options were granted to one of our directors. We relied upon the exemption from registration under the Securities Act provided by Section 4(a)(2) under the U.S. Securities Act for the optionee who is a U.S. person.

On October 4, 2019, we issued an aggregate of 22,727 common shares upon exercise of 22,727 warrants by one individual at a price of CAD$0.90 per common share for aggregate proceeds of $15,359 (CAD$20,454). We relied on the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such common shares as the securities were issued to the non-U.S. person through an offshore transaction which was negotiated and consummated outside of the United States.

ITEM 6. SELECTED FINANCIAL DATA

The following tables provide selected financial data for each of the past two years, and should be read in conjunction with, and are qualified in their entirety be reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended July 31, 2019, as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

INCOME STATEMENT DATA	Year Ended 31 July 2019	Year Ended 31 July 2018
Revenue	$5,336,557	$2,692,979
Sales tax	$724,339	$279,931
Cost of sales	$2,831,642	$1,216,851
Gross Margin	$1,780,576	$1,196,197
Operating Expenses	$(5,865,987)	$(3,442,762)
Comprehensive Loss	$(3,457,842)	$(1,605,483)
Net Loss Per Share	$(0.05)	$(0.05)
Weighted Average Number of Common Shares Outstanding (basic and diluted)	69,548,041	38,934,166

BALANCE SHEET DATA	As at 31 July 2019	As at 31 July 2018
Working Capital (Deficiency)	$10,262,959	$(998,878)
Total Assets	$36,239,251	$15,510,964
Accumulated Deficit	$(10,525,062)	$(6,772,311)
Shareholders’ Equity	$33,196,203	$10,786,221

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report on Form 10-K filing for the fiscal year ended July 31, 2019, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended July 31, 2019 and 2018 and our financial condition as at July 31, 2019 and 2018, with a particular emphasis on fiscal 2019, our most recently completed fiscal year.

Overview

Our principal business intended to be carried on is the production and cultivation of medical and recreational marijuana in Nevada and retail/ dispensary operations in Ohio pursuant to the licenses held by NMG. The Company continued to expand opportunities in Arkansas and California and anticipates these operations to be operating in the near future. NMG is currently operating under the marquee brand name of Body & Mind and produces flower, oil, extracts and edibles and are available for sale in dispensaries in Nevada. The company also has Body and Mind branded products available in dispensaries in California and anticipates brand expansion into Ohio and Arkansas.

Results of Operations for the years ended July 31, 2019 and 2018

The following table sets forth our results of operations for the fiscal years ended July 31, 2019 and 2018:

	July 31, 2019 $	July 31, 2018 $
Sales	5,336,557	2,692,979
Cost of sales and other	(3,555,981)	(1,496,782)
General and Administrative Expenses	(5,865,987)	(3,442,762)
Other Items	332,660	(439,217)
Net Loss	(3,752,751)	(1,781,060)
Foreign Currency Translation Adjustment	294,909	175,577
Comprehensive Loss	(3,457,842)	(1,605,483)
Basic and Diluted Earnings (Loss) Per Share	(0.05)	(0.05)

Revenues

The Company’s wholly-owned subsidiary, NMG, reported sales revenue of $5,336,557 and cost of sales and sales taxes of $3,555,981, resulting in a gross margin of $1,780,576, for the year ended July 31, 2019.

Operating Expenses

Operating expenses incurred during the year ended July 31, 2019 were $5,865,987 as compared to $3,442,762 during the year ended July 31, 2018. The change in general and administrative expenses relate to a number of factors, but mainly attributed to the interest and accretion expenses related to various notes and convertible debentures obtained during the year in relation to the potential acquisition of GLDH, as well as increased legal fees for the potential acquisitions of NMG Ohio and GLDH. In 2018, the Company consolidated the expenses of NMG from the date of acquisition in November 2017. For the year ended July 31, 2019, the Company consolidated the results of NMG for the entire year resulting in an increase in licenses, utilities and office administration costs to $931,045 from $281,671 in 2018 and an increase in salaries and wages to $926,198 from $380,371 in 2018.

Of the $5,865,987 expenses for the year ended July 31, 2019, the Company granted stock options to various officers, directors, employees and/or consultants, resulting in a non-cash stock-based compensation of $880,595 calculated using the Black Scholes Option Pricing Model.

A total of $519,113 relates to management and consulting fees paid/accrued to the interim Chief Executive Officer, former Chief Executive Officer; former Chief Financial Officer and the President of NMG and $37,791 relates to accounting fees paid/accrued to the Chief Financial Officer.

Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes for the year ended July 31, 2019 and 2018 is as follows:

	2019	2018

Net loss for the period	$(3,752,751)	$(2,685,782)
Federal and state income tax rates	21.00%	26.45%

Expected income tax recovery	(788,078)	(710,389)
Permanent differences	1,342,979	528,510
Change in estimates and others	120,554	225,902
Change in tax rates	178,289	(725,324)
Change in benefit not recognized	(853,744)	(2323,420)

Total income tax recovery	$-	$(904,722)

The significant components of the Company's deferred income tax assets and liabilities are as follows:

	As at July 31, 2019	As at July 31, 2018

Deferred income tax asset
Net income tax operating loss carry forward	$150,000	$985,290
Deferred tax allowance	(150,000)	(985,290)
Deferred income tax liability
Brand and License	1,716,120	1,716,120

Net deferred income tax liability	$1,716,120	$1,716,120

Other Items

During the year ended July 31, 2019, our other items accounted for $332,708 in income as compared to an expense of $439,217 for the year ended July 31, 2017.

During the year ended July 31, 2019, the Company recognized equity pickup of $56,466 (2018 - $Nil) from its 30% equity stake in NMG Ohio. NMG Ohio recorded total sales of $1,225,238 and a net income of $188,244 for the year ended July 31, 2019.

Other components in other items primarily relates to interest income of $719,865 (2018 - $Nil) related to a convertible promissory note provided in connection with GLDH acquisition and $200,000 (2018 - $Nil) early payment for repaying the promissory note to Australis in full before the maturity date. For 2019, a foreign exchange loss of $241,862 was recognized compared to a loss of $193,959 for 2018. In 2018, a write off of deposit of $250,000 was recognized.

Net Loss

The net loss was $3,752,751 for the year ended July 31, 2019 and $1,781,060 for the year ended July 31, 2018. The increase in net loss resulted primarily from the increase in general and administrative expenses as discussed above.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of July 31, 2019 and 2018:

	As of July 31, 2019	As of July 31, 2018

Cash reserves	$9,004,716	$324,837
Working capital (deficiency)	$10,262,959	$(998,877)

Financings

1)

On November 2, 2018, the Company closed a non-brokered private placement of 16,000,000 units at a price of $0.30 (CAD$0.40) per unit for aggregate gross proceeds of $4,883,840 (CAD$6,400,000). Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share of the Company at a price of CAD$0.50 per warrant for a period of two years. The Company paid cash of $152,720 and issued 322,581 common shares valued at $221,691 as a financial advisory fee in relation to this private placement.

2)

On November 30, 2018, the Company issued 3,206,160 common shares upon exercise of 3,206,160 warrants by Australis at a price of CAD$0.50 per common share for aggregate proceeds of $1,205,196 (CAD$1,603,080).

3)	On February 1, 2019, the Company issued 1,768,545 common shares to Australis for proceeds of $787,123 pursuant to the Investment Agreement.

4)

On May 17, 2019, the Company closed a private placement of 11,780,134 units at a price of $0.93 (CAD$1.25) per unit for aggregate gross proceeds of $10,204,574 (CAD$14,726,130). Each unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of CAD$1.50 for a period of 48 months following the closing date, subject to adjustment in certain events. The agents received a cash commission of $589,499 (CAD$793,938). The agents also received as additional consideration 635,150 non-transferable broker warrants. Each broker warrant entitles the holder to acquire one unit at an exercise price of CAD$1.25 per unit for a period of 48 months following the closing date. A corporate finance fee of $63,774 (CAD $84,750) was also paid.

38

5)

On May 28, 2019, the Company issued 12,793,840 common shares upon exercise of 12,793,840 warrants by Australis at a price of CAD$0.50 per common share for aggregate proceeds of $4,746,515 (CAD$6,396,920). The proceeds were used, in part, to fully repay the outstanding senior secured note in the amount of $4,495,890 owing to Australis by the Company.

6)	On July 16, 2019, the Company issued 7,333 common shares upon exercise of 7,333 warrants at a price of CAD$0.90 per common share for aggregate proceeds of $5,057 (CAD$6,600).

Significant expenditures anticipated during the next fiscal year:

1)	$393,750 related to acquisition of the remaining 70% interest in NMG Ohio;

2)	$350,000 related to a loan provided to GLDH and Barakett related to the acquisition of Long Beach and San Diego dispensaries;

3)	$1,533,765 related to assignment of the San Diego lease; and

4)	$2,500,000 related to the expansions and build-outs of our various locations.

Statement of Cashflows

During the year ended July 31, 2019, our net cash increased by $8,679,879 (2018: decrease of $41,747), which included net cash used in operating activities of $2,555,810 (2018: $2,139,327), net cash used in investing activities of $9,181,891 (2018: $2,690,063), net cash provided by financing activities of $20,122,671 (2018: $4,806,025) and effect of exchange rate changes on cash and cash equivalents of $294,909 (2018: $18,382).

Cash Flow used in Operating Activities

Cash flow used in operating activities totaled $2,555,810 and $2,139,327 during the year ended July 31, 2019 and 2018, respectively. Cash used in operating activities increased in 2019 as a result of the Company’s finalization of the purchase of the remaining 70% of NMG Ohio and the Definitive Agreement to acquire two new dispensaries in California, Long Beach and San Diego. The Company also entered into various management service contracts, including one in Arkansas and one in California. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $3,752,751 during the year ended July 31, 2019 compared to $1,781,060 in 2018. The net loss in 2019 included non-cash accrued interest and accretion of $1,242,808 (2018: $277,219), depreciation of $289,560 (2018: $8,811), stock-based compensation of $880,595 (2018: $789,679), write-off of amounts receivable of $38,809 (2018: $872), deferred tax recovery of $Nil (2018 – ($1,144,080)), gain on equity investment in NMG Ohio of $56,466 (2018: $Nil) and accrued interest income of $693,333 (2018 - $Nil).

The following non-cash items further adjusted the loss for the year ended July 31, 2019 and 2018:

•

Increase in amounts receivable and prepaid of $502,070 (2018: $388,288), increase in inventory of $437,002 (2018: $454,737), increase in trade payables and accrued liabilities of $531,434 (2018: decrease of $371,586), increase in income taxes payable of $Nil (2018 - $239,358) and decrease in due to related parties of $38,129 (2018: increase of $46,276).

Cash Flow used in Investing Activities

During the year ended July 31, 2019, investing activities used cash of $9,181,891 compared to $2,690,063 during the year ended July 31, 2018. The change in cash used in investing activities from the year ended July 31, 2019 as compared to July 31, 2018 relates primarily to acquisition of NMG Ohio and GLDH, in the amount of $1,854,883 (2018: $77,600) and $6,650,641 (2018: $Nil), respectively, loans provided to SD of $255,980 (2018: $Nil) and purchase of property and equipment of $368,162 (2018: $564,305). The Company also provided a convertible loan of $52,225 to CCG in Arkansas.

Cash Flow provided by Financing Activities

During the year ended July 31, 2019, the Company completed two major private placements:

1.

On November 2, 2018, the Company closed a non-brokered private placement of 16,000,000 units at a price of $0.30 (CAD$0.40) per unit for aggregate gross proceeds of $4,883,840 (CAD$6,400,000) (Note 10, 15 and 16). Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share of the Company at a price of CAD$0.50 per warrant for a period of two years. The Company paid cash of $152,720 and issued 322,581 common shares valued at $221,691 as finders’ fees in relation to this private placement.

2.	On May 17, 2019, the Company closed a private placement of 11,780,134 units at a price of $0.93 (CAD$1.25) per unit for aggregate gross proceeds of $10,204,574 (CAD$14,726,130). Each unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of CAD$1.50 for a period of 48 months following the closing date, subject to adjustment in certain events. The agents received a cash commission of $589,499 (CAD$793,938). The agents also received as additional consideration 635,150 non-transferable broker warrants. Each broker warrant entitles the holder to acquire one unit at an exercise price of CAD$1.25 per unit for a period of 48 months following the closing date. A corporate finance fee of $63,774 (CAD $84,750) was also paid.

Australis also exercised the following warrants for cash:

1.	On November 30, 2018, the Company issued 3,206,160 common shares upon exercise of 3,206,160 warrants by Australis at a price of CAD$0.50 per common share for aggregate proceeds of $1,205,196 (CAD$1,603,080).

2.	On May 28, 2019, the Company issued 12,793,840 common shares upon exercise of 12,793,840 warrants by Australis at a price of CAD$0.50 per common share for aggregate proceeds of $4,746,515 (CAD$6,396,920). The proceeds were used, in part, to fully repay the outstanding senior secured note in the amount of $4,495,890 owing to Australis by the Company (Note 9).

During the year ended July 31, 2018, as part of the concurrent financing requirement of the Share Exchange Agreement with NMG, the Company raised $5,102,609 net of share issue costs by issuing 9,102,165 Subscription Receipts at a price of CAD$0.66 per Subscription Receipt. On November 14, 2017, each Subscription Receipt converted into one common share of the Company and one common share purchase warrant of the Company exercisable at a price of CAD$0.90 for a period of 24 months from the date of issuance.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent events

The Company issued a total of 4,337,111 common shares of the Company in connection with the Amended Settlement Agreement dated June 28, 2019, the Asset Purchase Agreement dated June 19, 2019 and the Assignment and First Amendment dated June 13, 2019.

The Company issued 120,503 common shares of the Company upon exercise of share purchase warrants at CAD$0.66 per share and issued 22,727 common shares of the Company upon exercise of share purchase warrants at CAD$0.90 per share.

The Company also granted 2,850,000 stock options with an exercise price of CAD$0.88 per share for a term of five years and granted 250,000 stock options with an exercise price of CAD$0.93 per share for a term of five years.

On October 16, 2019 the Company cancelled 400,000 stock options at the voluntary request of a director of the Company who resigned.

Outstanding share data

At November 1, 2019, we had 101,760,232 issued and outstanding common shares, 8,775,000 outstanding stock options and 22,146,458 outstanding warrants.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 (Topic 842) “Leases.” Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840 “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2018. Early adoption by public entities is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. Full retrospective application is prohibited. The Company is currently evaluating the impact that this new standard will have on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU address a narrow-scope financial reporting issue related to the tax effects that may become “stranded” in accumulated other comprehensive income (AOCI) as a result of the Tax Cuts and Jobs Act (TCJA).

The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework –Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after 15 December 2019. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

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

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Company is not exposed to credit risk as it does not hold cash in excess of federally insured limits, with major financial institutions. Credit risk associated with the convertible loans receivable (including the investment in and advances to GLDH) arises from the possibility that the principal and/or interest due may become uncollectible. The Company mitigates this risk by managing and monitoring the underlying business relationship. The Company is not currently exposed to any significant credit risk associated with its trade receivable.

•	Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital of $10,262,959 as at July 31, 2019 is not exposed to any liquidity risk.

•	Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not exposed to interest rate risk as it does not hold financial instruments that will fluctuate in value due to changes in market interest rates.

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

CONSOLIDATED FINANCIAL STATEMENTS

For the year ended 31 July 2019

(Expressed in U.S. Dollars)

  Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Body and Mind Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Body and Mind Inc. (the "Company") as of July 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017.

Vancouver, Canada

 November 13, 2019

Body and Mind Inc.		Statement 1

Consolidated Balance Sheets

(U.S. Dollars)
ASSETS	As at 31 July 2019	As at 31 July 2018

Current
Cash	$9,004,716	$324,837
Amounts receivable	966,909	632,477
Prepaids	227,843	99,014
Inventory (Note 5)	1,390,419	953,417
Total Current Assets	11,589,887	2,009,745

Convertible loan receivable (Note 6)	52,225	-
Investment in NMG Ohio LLC (Note 17)	3,465,902	77,600
Investment in and advances to GLDH (Note 18)	7,373,036	-
Other investments (Note 19)	255,980	-
Property and equipment (Note 7)	2,694,500	2,615,898
Brand and licenses (Note 14)	8,172,000	8,172,000
Goodwill (Note 14)	2,635,721	2,635,721
TOTAL ASSETS	$36,239,251	$15,510,964

LIABILITIES
Current
Accounts payables	$979,384	$447,703
Accrued liabilities	95,234	95,481
Income taxes	239,358	239,358
Due to related parties (Note 8)	12,952	51,081
Notes payable (Note 9)	-	2,175,000
Total Current Liabilities	1,326,928	3,008,623

Deferred Tax Liability (Note 20)	1,716,120	1,716,120
TOTAL LIABILITIES	3,043,048	4,724,743

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 11)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding: 97,279,891 (31 July 2018 – 47,774,817) Common Shares	9,728	4,778
Additional Paid-in Capital	41,676,611	16,918,082
Shares to be Issued (Notes 10, 11 and 14)	1,118,815	103,267
Equity Component of Convertible Debenture (Note 10)	88,797	-
Other Comprehensive Income	827,314	532,405
Deficit	(10,525,062)	(6,772,311)
TOTAL STOCKHOLDERS’ EQUITY	33,196,203	10,786,221
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,239,251	$15,510,964

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.	Statement 2

Consolidated Statements of Operations

(U.S. Dollars)

	Year Ended 31 July
	2019	2018

Sales	$5,336,557	$2,692,979
Sales tax	(724,339)	(279,931)
Net sales	4,612,218	2,413,048
Cost of sales	(2,831,642)	(1,216,851)
Gross margin	1,780,576	1,196,197

General and Administrative Expenses
Accounting and legal (Note 8)	895,263	350,502
Consulting fees (Notes 8 and 16)	167,942	206,913
Depreciation	12,870	8,811
Insurance	76,659	29,793
Interest and accretion expense (Notes 9 and 10)	1,242,808	277,219
Licenses, utilities and office administration	931,045	281,671
Listing fees	-	465,481
Management fees (Note 8)	420,202	219,120
Regulatory, filing and transfer agent fees	137,117	23,641
Rent	119,074	51,000
Salaries and wages	926,198	380,371
Stock-based compensation (Notes 8 and 11)	880,595	789,679
Transaction costs (Note 14)	-	330,324
Travel	56,214	28,237
	(5,865,987)	(3,442,762)
Loss Before Other Items	(4,085,411)	(2,246,565)
Other Items
Foreign exchange, net	(241,862)	(193,959)
Interest income (Note 6)	719,865	5,615
Management fee income	37,000	-
Equity pickup of investee (Note 17)	56,466	-
Early loan repayment penalty (Note 9)	(200,000)	-
Write off of amounts receivable	(38,809)	(873)
Write off of deposit	-	(250,000)
Net Loss for the Year Before Income Tax	$(3,752,751)	$(2,685,782)
Income taxes
Deferred income tax recovery	-	1,144,080
Income tax expense	-	(239,358)
Net Loss for the Year	(3,752,751)	(1,781,060)
Other Comprehensive Income
Foreign currency translation adjustment	294,909	175,577
Comprehensive Loss for the Year	$(3,457,842)	$(1,605,483)
Loss per Share – Basic and Diluted	$(0.05)	$(0.05)
Weighted Average Number of Shares Outstanding	69,548,041	38,934,166

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.	Statement 3

Consolidated Statements of Changes in Stockholders’ Equity
(U.S. Dollars)

					Equity
	Share Capital		Additional		component	Other
	Common Shares		paid-in	Shares to be	of convertible	comprehensive
	Number	Amount	capital	issued	debenture	income	Deficit	Total
Balance – 31 July 2017	19,137,783	$1,914	$4,954,932	$-	$-	$356,828	$(4,991,251)	$322,423
Private placements (Note 11)	9,739,534	974	5,025,520	-	-	-	-	5,026,494
Acquisition of Nevada Medical Group LLC (Notes 11 and 14)	18,827,000	1,883	6,335,482	135,202	-	-	-	6,472,567
Share issue costs	-	-	(219,459)	-	-	-	-	(219,459)
Issuance of escrowed shares (Notes 11 and 14)	70,500	7	31,928	(31,935)	-	-	-	-
Stock-based compensation (Note 11)	-	-	789,679	-	-	-	-	789,679
Foreign currency translation adjustment	-	-	-	-	-	175,577	-	175,577
Loss for the year	-	-	-	-	-	-	(1,781,060)	(1,781,060)
Balance – 31 July 2018	47,774,817	4,778	16,918,082	103,267	-	532,405	(6,772,311)	10,786,221
Private placement (Note 11)	27,780,134	2,778	15,085,636	-	-	-	-	15,088,414
Exercise of warrants (Note 11)	16,007,333	1,601	5,955,166	-	-	-	-	5,956,767
Issuance of escrowed shares (Note 11)	141,000	14	50,003	(50,017)	-	-	-	-
Share issue costs (Note 11)	322,581	31	(270,767)	-	-	-	-	(270,736)
Finance fee for promissory note (Notes 9 and 11)	1,105,083	111	822,383	-	-	-	-	822,494
Investment agreement with Australis (Notes 11 and 16)	1,768,545	177	786,946	-	-	-	-	787,123
Acquisition of NMG Ohio LLC (Notes 11 and 17)	2,380,398	238	1,448,567	-	-	-	-	1,448,805
Shares to be issued on conversion of debt (Note 10)	-	-	-	1,065,565	-	-	-	1,065,565
Equity component of convertible debenture (Note 10)	-	-	-	-	88,797	-	-	88,797
Stock-based compensation (Note 11)	-	-	880,595	-	-	-	-	880,595
Foreign currency translation adjustment	-	-	-	-	-	294,909	-	294,909
Loss for the year	-	-	-	-	-	-	(3,752,751)	(3,752,751)
Balance – 31 July 2019	97,279,891	$9,728	$41,676,611	$1,118,815	$88,797	$827,314	$(10,525,062)	$33,196,203

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.	Statement4

Consolidated Statements of Cash Flows
(U.S. Dollars)
	Year Ended 31 July
Cash Resources Provided By (Used In)	2019	2018
Operating Activities
Loss for the year	$(3,752,751)	$(1,781,060)
Items not affecting cash:
Accrued interest and accretion	1,242,808	277,219
Accrued interest income	(693,333)	-
Depreciation	289,560	8,811
Deferred tax recovery	-	(1,144,080)
Foreign exchange	(59,265)	204,390
Equity pickup of investee	(56,466)	-
Stock-based compensation	880,595	789,679
Transaction cost	-	330,324
Write off of amounts receivable	38,809	872
Net change in non-cash working capital items
Amounts receivable	(373,241)	(361,854)
Advance	-	103,495
Prepaids	(128,829)	(26,434)
Inventory	(437,002)	(454,737)
Accounts payables and accrued liabilities	531,434	(371,586)
Due to related parties	(38,129)	46,276
Income taxes	-	239,358
	(2,555,810)	(2,139,327)
Investing Activities
Business combination, net of cash acquired	-	(2,048,158)
Investment in NMG Ohio, LLC	(1,854,883)	(77,600)
Investment in and advances to GLDH	(6,650,641)	-
Other investments	(255,980)	-
Purchase of property and equipment	(368,162)	(564,305)
Convertible loan receivable	(52,225)	-
	(9,181,891)	(2,690,063)
Financing Activities
Issuance of shares, net of share issue costs	21,561,568	4,806,025
Loans obtained	5,217,547	-
Loans repaid	(6,656,444)	-
	20,122,671	4,806,025

Effect of exchange rate changes on cash	294,909	(18,382)

Net Increase in Cash	8,679,879	(41,747)
Cash– Beginning of Year	324,837	366,584
Cash– End of Year	$9,004,716	$324,837

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019
U.S. Dollars

1.	Nature of Operations

Body and Mind Inc. (the “Company”) was incorporated on 5 November 1998 in the State of Delaware, USA, under the name Concept Development Group, Inc. In May 2004, the Company acquired 100% of Kaleidoscope Venture Capital, Inc. (formerly Vocalscape Networks, Inc.) (“Kaleidoscope”) and changed its name to Vocalscape, Inc. In November 2005, the Company changed its name to Nevstar Precious Metals Inc. and in September 2008, the Company changed its name to Deploy Technologies Inc. On 14 November 2017, the Company acquired Nevada Medical Group, LLC (“NMG”) and changed its name to Body and Mind Inc. The Company is now a supplier and grower of medical and recreational cannabis in the state of Nevada, and has retail operations in California, Ohio and Arkansas.

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

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after 15 December 2019. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU address a narrow-scope financial reporting issue related to the tax effects that may become “stranded” in accumulated other comprehensive income (AOCI) as a result of the Tax Cuts and Jobs Act (TCJA). The amendments in ASU 2018-02 are effective for all entities for fiscal years beginning after 15 December 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company does not anticipate this amendment to have a significant impact on the financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework –Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

3.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements.

Basis of presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is 31 July.

Principles of consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name	Jurisdiction	Ownership	Date of acquisition or formation
DEP Nevada, Inc. (“Dep Nevada”)	Nevada, USA	100%	10 August 2017
Nevada Medical Group, LLC (“NMG”)	Nevada, USA	100%	14 November 2017
NMG Retail, LLC	Nevada, USA	75%	14 September 2018
NMG Long Beach, LLC	California, USA	100%	18 December 2018
NMG Cathedral City, LLC	California, USA	100%	4 January 2019
NMG Chula Vista, LLC	California, USA	51%	10 January 2019
NMG San Diego, LLC	California, USA	60%	30 January 2019

All inter-company transactions and balances are eliminated upon consolidation.

These consolidated financial statements include the following investments accounted for using the equity method of accounting:

Name	Jurisdiction	Ownership	Date of acquisition or formation
NMG Ohio, LLC	Ohio, USA	30%	27 April 2017

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

3.	Significant Accounting Policies – Continued

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As at 31 July 2019 and 2018, the Company has no allowance for doubtful accounts.

Revenue recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its initial release, the FASB has issued several amendments to the standard, which include clarification of accounting guidance related to identification of performance obligations and principal versus agent considerations. Topic 606 became effective for the Company in the first quarter of the 2019 fiscal year. The adoption of this guidance had no impact on the Company’s financial statements.

The Company derives revenue primarily from the sale of medical and recreational cannabis. In accordance with ASC 606, revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered and the goods have been delivered, the amount is fixed and determinable, and collection is reasonably assured.

The Company does not have standard terms that permit return of product; however, in certain markets where returns occur management estimates the amount of returns as variable consideration based on historical return experience and adjust revenue accordingly. Products that do not meet the Company’s high-quality standards are returned by the customer or recalled and destroyed and are recorded as a reduction of revenue. The reversal of revenue is recorded upon determination that the product will be recalled and destroyed. Management estimates the costs required to facilitate product returns and records them in cost of goods sold as required.

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

Property and equipment

Property and equipment are stated at cost and are amortized over their estimated useful lives on a straight-line basis as follows:

Office equipment	7 years
Cultivation equipment	7 years
Production equipment	7 years
Kitchen equipment	7 years
Vehicles	7 years
Vault equipment	7 years
Leasehold improvements	shorter of 15 years or the term of the lease

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

3.	Significant Accounting Policies – Continued

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As at 31 July 2019, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

3.	Significant Accounting Policies – Continued

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is the U.S. dollars. The Company’s subsidiaries have a functional currency of U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Exchange gains and losses on inter-company balances that form part of the net investment in foreign operations are included in other comprehensive income. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

Fair Value Measurements

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments in active markets.

•	Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies.

•	Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 assets and liabilities include investments in other private entities, and goodwill and intangible assets, when they are recorded at fair value due to an impairment charge. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

The Company measures equity investments without readily determinable fair values on a nonrecurring basis. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

Other current financial assets and current financial liabilities have fair values that approximate their carrying values.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

3.	Significant Accounting Policies – Continued

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

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

4.	Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 July 2019 and 2018:

	As at 31 July 2019	As at 31 July 2018
Financial assets at fair value
Cash	$9,004,716	$324,837
Convertible loan receivable	52,225	-

Total financial assets at fair value	$9,056,941	$324,837

Management of financial risks

The financial risk arising from the Company’s operations include credit risk, liquidity risk, interest rate risk and currency risk. These risks arise from the normal course of operations and all transactions undertaken are to support the Company’s ability to continue as a going concern. The risks associated with these financial instruments and the policies on how to mitigate these risks are set out below. Management manages and monitors these exposures to ensure appropriate measures are implemented on a timely and effective manner.

Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Company is not exposed to credit risk related to cash and cash equivalents as it does not hold cash in excess of federally insured limits, with major financial institutions. Credit risk associated with the convertible loans receivable (including the investment in and advances to GLDH) arises from the possibility that the principal and/or interest due may become uncollectible. The Company mitigates this risk by managing and monitoring the underlying business relationship. The Company is not currently exposed to any significant credit risk associated with its trade receivable.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital of $10,262,959 as at July 31, 2019 and accordingly is not currently exposed to any liquidity risk.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not exposed to interest rate risk as it does not hold financial instruments that will fluctuate in value due to changes in interest rates.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

4.	Financial Instruments – Continued

Currency risk

Currency risk is the risk that the fair values of future cash flows of a financial instrument will fluctuate because they are denominated in currencies that differ from the respective functional currency. The Company is exposed to currency risk by incurring expenditures and holding assets denominated in currencies other than its functional currency. Assuming all other variables remain constant, a 1% change in the Canadian dollar against the US dollar would not result in a significant change to the Company’s consolidated statement of operations.

Other risks

The Company is not exposed to other risks unless otherwise noted.

5.	Inventory

	31 July 2019	31 July 2018

Raw materials	$-	$9,705
Work in progress	208,417	151,039
Finished goods	615,108	567,563
Consumables	566,894	225,110

Total	$1,390,419	$953,417

6.	Convertible loan receivable

Effective March 15, 2019, the Company, through its wholly owned subsidiaries, DEP Nevada and NMG, entered into a convertible loan agreement and a management agreement with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical cannabis dispensary facility in West Memphis, Arkansas.

Pursuant to the management agreement, NMG will provide operations and management services, including management, staffing, operations, administration, oversight, and other related services. Under the management agreement, NMG will be required to obtain approval from CCG for any key decisions as defined in the agreement and accordingly the Company does not control CCG. NMG will be paid a monthly management fee equal to 66.67% of the monthly net profits of CCG, subject to conversion of the convertible loan as discussed below upon which the monthly management fee shall be $6,000 per month, unless otherwise agreed by the parties in writing.

The convertible loan agreement is for an amount up to $1,250,000 from DEP to CCG with proceeds to be used to fund construction of a facility, working capital and initial operating expenses. The loan bears interest at a fixed rate of $6,000 per month until the parties mutually agree to increase the interest. Upon the latter of one year of granting of a medical cannabis dispensary license by the appropriate authorities or one year after entering into the convertible loan agreement, DEP may elect to convert the loan into preferred units of CCG equal to 40% of all outstanding units of CCG, subject to approval of the Arkansas Medical Marijuana Commission.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

6.	Convertible loan receivable – Continued

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The sum of these two valuations is the fair value of the loan receivable. Management believes that the accretion of the straight debt portion and embedded derivative related to the conversion option are not material. As at July 31, 2019, the Company had advanced $52,225 (2018 - $Nil) and accrued interest income of $27,000 (2018 - $Nil).

7.	Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Total
Cost:
Balance, 31 July 2017	$-	$-	$-	$-	$-	$-	$-	$-
Acquired assets (Note 14)	23,105	245,659	176,354	15,809	38,717	1,644	1,455,649	1,956,937
Additions	1,481	189,450	85,603	11,885	-	-	538,279	826,698
Balance, 31 July 2018	24,586	435,109	261,957	27,694	38,717	1,644	1,993,928	2,783,635
Additions	7,491	28,647	36,004	23,414	-	528	272,078	368,162
Balance, 31 July 2019	32,077	463,756	297,961	51,108	38,717	2,172	2,266,006	3,151,797

Accumulated Depreciation:
Balance, 31 July 2017	-	-	-	-	-	-	-	-
Depreciation	3,177	41,169	25,446	2,554	5,500	228	89,663	167,737
Balance, 31 July 2018	3,177	41,169	25,446	2,554	5,500	228	89,663	167,737
Depreciation	5,119	73,597	44,547	4,546	7,751	358	153,642	289,560
Balance, 31 July 2019	8,296	114,766	69,993	7,100	13,251	586	243,305	457,297

Net Book Value:
As at 31 July 2018	21,409	393,940	236,511	25,140	33,217	1,416	1,904,265	2,615,898
As at 31 July 2019	$23,781	$348,990	$227,968	$44,008	$25,466	$1,586	$2,022,701	$2,694,500

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

8.	Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions for the years ended 31 July 2019 and 2018 are as follows:

a)	During the year ended 31 July 2019, management fees of $50,072 (2018 - $Nil) were paid/accrued to a company controlled by the Interim Chief Executive Officer of the Company.

b)

During the year ended 31 July 2019, accounting fees of $37,791 (2018 - $29,531) and management fees of $Nil (2018 - $9,425) were paid/accrued to a company controlled by the Chief Financial Officer and a director of the Company.

c)	During the year ended 31 July 2019, management fees of $90,696 (2018 - $66,759) were paid/accrued to companies related to the former Chief Executive Officer and a former director of the Company.

d)	During the year ended 31 July 2019, management fees of $225,992 (2018 - $144,528) were paid/accrued to a company controlled by a director of the Company.

e)	During the year ended 31 July 2019, management fees of $62,353 (2018 - $47,124) were paid/accrued to a company controlled by the former Chief Financial Officer of the Company.

f)	During the year ended 31 July 2019, consulting fees of $90,000 (2018 - $Nil) were paid/accrued to the Chief Operating Officer of the Company.

g)	During the year ended 31 July 2019, management fees of $Nil (2018 - $2,712) were paid/accrued to a former Chief Executive Officer of the Company.

h)	As at 31 July 2019, the Company owed $7,825 (31 July 2018 - $Nil) to the Interim Chief Executive Officer of the Company and a company controlled by him.

i)	As at 31 July 2019, the Company owed $5,127 (31 July 2018 - $1,210) to the Chief Financial Officer and a director of the Company and a company controlled by him.

j)	As at 31 July 2019, the Company owed $Nil (31 July 2018 - $17,028) to a former Chief Executive Officer and a former director of the Company and a company controlled by him.

k)	As at 31 July 2019, the Company owed $Nil (31 July 2018 - $28,810) to a director of the Company and a company controlled by him.

l)	As at 31 July 2019, the Company owed $Nil (31 July 2018 - $4,033) to the former Chief Financial Officer of the Company.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

Included in stock-based compensation for the year ended 31 July 2019 is $579,904 (2018 - $377,443) related to stock options issued to directors and officers of the Company.

During the year ended 31 July 2019, the Company entered into an agreement to purchase the remaining 70% of NMG Ohio for total cash payments of $1,575,000 and issuance of 3,173,864 common shares of the Company (Note 17), of which cash of $461,251 and 929,488 common shares are payable to directors of the Company.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

9.	Notes Payable

In connection with the Acquisition of NMG, on 14 November 2017, the Company issued promissory notes totaling $2,175,000 to NMG Members (Note 14). As these promissory notes are non-interest bearing, they were discounted to a present value of $1,887,863 at a rate of 12%. These promissory notes are non-interest bearing, secured by the assets of the Company, and due the earlier of 14 February 2019 or within 30 days from the date of the Company completes a financing of at least $500,000. Any unpaid amounts at maturity will bear interest at a rate of 10% per annum. At 31 July 2018, the promissory notes were accreted to their face value as it was estimated that repayment would occur imminently due to the Company’s fund raising initiatives. On 12 November 2018 the notes were amended such that $1,175,000 was repaid and the balance of $1,000,000 would be due on 14 February 2019. As the balance was not repaid on 14 February 2019, interest commenced accruing at 8% per annum and the principal plus interest is to be repaid on the earlier of i) 12 months from due date or ii) within 10 business days of closing a financing greater than $5,000,000. During the year ended 31 July 2019, because the Company completed a financing of more than $500,000, the Company accrued interest expense of $24,443 (2018 - $277,219) and repaid the note in full.

In connection with the investment of Green Light District Holdings, Inc. (“GLDH”) on 29 November 2018, the Company issued a promissory note in the amount of $4,000,000 to Australis Capital Inc. (“Australis”) (Notes 15 and 18). The promissory note bears interest at a rate of 15% per annum, is secured by the assets of the Company, matures in two years and requires semi-annual interest payments unless the Company elects to accrue the interest by adding it to the principal amount. The Company issued 1,105,083 common shares of the Company as a finance fee to Australis valued at $822,494 (Note 11). During the year ended 31 July 2019, the Company accrued interest and accretion expense of $1,118,051 (2018 - $Nil) and repaid the note in full. The Company also paid a prepayment penalty of $200,000 for repaying the note prior to the maturity date.

	31 July 2019	31 July 2018

Balance, beginning	$2,175,000	$-
Issuance of promissory notes	4,000,000	1,887,863
Deferred finance costs	(822,494)	-
Repayment of promissory notes	(6,695,000)	-
Early repayment penalty	200,000	-
Interest and accretion expense	1,142,494	277,219
Foreign exchange adjustment	-	9,918

Balance, ending	$-	$2,175,000

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

10.	Convertible Debt

In connection with an investment agreement with Australis on 30 October 2018 (Notes 11, 15 and 16), the Company issued an unsecured convertible debenture in the amount of CAD$1,600,000 to Australis. The convertible debenture bears interest at a rate of 8% per annum. Repayment of the outstanding principal amount of the convertible debenture, together with any accrued and unpaid interest, is to be made on or prior to 30 October 2020. The convertible debenture is convertible at the option of Australis into common shares of the Company at a conversion price of CAD$0.55 per common share, subject to adjustment and acceleration in certain circumstances.

At the date of issue, a beneficial conversion feature of $88,797 (CAD$116,714) was recognized and the debt portion of the convertible debentures was recorded at a value of $1,128,750 (CAD$1,483,636). The value of the beneficial conversion feature was recorded in equity as additional paid-in capital. Subsequent to initial recognition, the debt has been amortized over the term of the debt using the effective interest rate method at a rate of 11.3% per annum. During the year ended 31 July 2019, the Company accrued interest and accretion expense of $98,392 (2018 - $Nil). The Company paid interest of $72,623 (2018 - $Nil) calculated up to 31 July, 2019 and further paid interest of $88,821 in advance up to 30 June 2020. As consideration for receiving the interest in advance, Australis agreed to convert the debt into equity on 1 July, 2020 and has given up the right to receive cash. The number of shares to be issue on conversion is fixed at 2,909,091 common shares and, accordingly, the debt is presented within equity as shares to be issued.

	31 July 2019	31 July 2018

Balance, beginning	$-	$-
Issuance of convertible debenture	1,128,750	-
Interest and accretion expense	98,392	-
Interest paid	(72,623)
Interest advanced	(88,821)
Foreign exchange adjustment	(133)	-

Balance, ending	$1,065,565	$-

11.	Capital Stock

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

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

11.	Capital Stock – Continued

On 14 November 2017, the Company issued a total of 18,827,000 common shares valued at $6,337,365 in connection with the Acquisition of NMG (Note 14). The Company is obligated to issue 423,000 common shares, which have a fair value of $135,202 (Note 14). On 14 November 2017, a total of 9,102,141 Subscription Receipts converted to 9,102,141 common shares and 9,102,141 share purchase warrants exercisable at CAD $0.66 or CAD$0.90 for a period of 24 months pursuant to the closing of the Acquisition of NMG (Note 14). The Company issued a total of 367,286 brokers’ warrants with a fair value of $62,357 (CAD$78,122) in connection with these financings. The brokers’ warrants are exercisable at CAD$0.90 for a period of 24 months. The Company incurred other share issuance costs of $219,459 (CAD$279,352) in relation to this private placement.

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

On 2 November 2018, the Company closed a non-brokered private placement of 16,000,000 units at a price of $0.30 (CAD$0.40) per unit for aggregate gross proceeds of $4,883,840 (CAD$6,400,000) (Note 10, 15 and 16). Each unit consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share of the Company at a price of CAD$0.50 per warrant for a period of two years. The Company paid cash of $152,720 and issued 322,581 common shares valued at $221,691 as finders’ fees in relation to this private placement.

On 29 November 2018, the Company issued 1,105,083 common shares as a finance fee to Australis valued at $822,494 (Note 9).

On 30 November 2018, the Company issued 3,206,160 common shares upon exercise of 3,206,160 warrants by Australis at a price of CAD$0.50 per common share for aggregate proceeds of $1,205,196 (CAD$1,603,080).

On 31 January 2019, the Company issued 1,768,545 common shares to Australis for proceeds of $787,123 pursuant to the Investment Agreement (Note 16).

On 31 January 2019, the Company issued 2,380,398 common shares valued at $1,448,805 in relation to acquiring the remaining 70% of NMG Ohio LLC (Note 17).

On 14 May 2019, the Company issued 70,500 previously escrowed shares with a fair value of $22,689 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 14).

On 17 May 2019, the Company closed a private placement of 11,780,134 units at a price of $0.93 (CAD$1.25) per unit for aggregate gross proceeds of $10,204,574 (CAD$14,726,130). Each unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of CAD$1.50 for a period of 48 months following the closing date, subject to adjustment in certain events. The agents received a cash commission of $589,499 (CAD$793,938). The agents also received as additional consideration 635,150 non-transferable broker warrants. Each broker warrant entitles the holder to acquire one unit at an exercise price of CAD$1.25 per unit for a period of 48 months following the closing date. A corporate finance fee of $63,774 (CAD $84,750) was also paid.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

11.	Capital Stock – Continued

On 28 May 2019, the Company issued 12,793,840 common shares upon exercise of 12,793,840 warrants by Australis at a price of CAD$0.50 per common share for aggregate proceeds of $4,746,515 (CAD$6,396,920). The proceeds were used, in part, to fully repay the outstanding senior secured note in the amount of $4,495,890 owing to Australis by the Company (Note 9).

On 16 July 2019, the Company issued 7,333 common shares upon exercise of 7,333 warrants at a price of CAD$0.90 per common share for aggregate proceeds of $5,057 (CAD$6,600).

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

The fair value of the stock options was calculated to be $726,578 (CAD$922,403) using the Black-Scholes Option Pricing Model with the following assumptions:

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

The fair value of the stock options was calculated to be $880,595 (CAD$1,165,117) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	5 years
Expected volatility	265%
Expected dividend yield	0%
Risk-free interest rate	2.03%

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

11.	Capital Stock – Continued

Stock options – Continued

	31 July 2019		31 July 2018
	Number of options	Exercise Price	Number of options	Exercise Price
Opening balance	4,025,000	CAD$0.65	-	-
Options granted	2,050,000	CAD$0.57	4,025,000	CAD$0.65

Closing balance	6,075,000	CAD$0.62	4,025,000	CAD$0.65

Share purchase warrants and brokers’ warrants

	31 July 2019		31 July 2018
	Number of warrants	Exercise Price	Number of warrants	Exercise Price
Opening balance	10,106,820	CAD$0.89	-	-
Warrants issued	28,415,284	CAD$0.93	10,106,820	CAD$0.89
Warrants exercised	(16,007,333)	CAD$0.50	-	-

Closing balance	22,514,771	CAD$1.22	10,106,820	CAD$0.89

As at 31 July 2019, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
248,350	CAD$0.66	15 August 2019
58,324	CAD$0.66	16 August 2019
60,612	CAD$0.66	3 November 2019
9,094,808	CAD$0.90	14 November 2019
637,393	CAD$0.90	1 December 2019
11,780,134	CAD$1.50	17 May 2023
635,150	CAD$1.25	17 May 2023
22,514,771

12.	Segmented Information and Major Customers

The Company’s activities are all in the one industry segment of medical and recreational cannabis. All of the Company’s revenue generating activities and capital assets relate to this segment and are located in the USA. During the year ended 31 July 2019, the Company relied on one major customer for 12% of its revenues (31 July 2018 – three major customers for 37% of revenues).

13.	Supplemental Disclosures with Respect to Cash Flows

	Year Ended 31 July
	2019	2018
Cash paid during the period for interest	$392,623	$-
Cash paid during the period for income taxes	$-	$-

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

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

As consideration for the Assignment Agreement, the Company will issue to the Transferor 1,000,000 common shares of the Company. On 13 November 2017, the Assignment Agreement was amended, whereby the Company would issue the 1,000,000 common shares as follows:

a.	470,000 common shares to Benjamin Rutledge upon closing of the Acquisition (issued);
b.	60,000 common shares to Chris Hunt upon closing of the Acquisition (issued);
c.	470,000 common shares to the Transferor according to the following schedule:

•	1/10 of the Transferor’s shares upon closing of the Acquisition (issued);
•	1/6 of the remaining Transferor’s shares 6 months after closing the Acquisition (issued);
•	1/5 of the remaining Transferor’s shares 12 months after closing the Acquisition (issued);
•	1/4 of the remaining Transferor’s shares 18 months after closing the Acquisition (issued);
•	1/3 of the remaining Transferor’s shares 24 months after closing the Acquisition;
•	1/2 of the remaining Transferor’s shares 30 months after closing the Acquisition; and
•	the remaining Transferor’s shares 36 months after closing the Acquisition.

The remaining 423,000 shares to be issued to the Transferor over the 36 month period are included in equity as shares to be issued with a total fair value of $135,202 as at 13 November 2017 (Note 11).

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

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

14.	Business Acquisition – Continued

On 14 November 2017, the Company closed the Acquisition, and acquired all of the issued and outstanding membership units of NMG (the “Units”). In consideration for the Units, the Company issued to the NMG Members an aggregate of 16,000,000 common shares with a fair value of $5,386,155 as well as a cash payment of $2,309,000 pro rata amongst the NMG members and promissory notes to the NMG members in the aggregate amount of $2,175,000. The Company also issued 2,037,879 common shares to TI Nevada with a fair value of $685,788, 212,121 common shares to Charles Fox with a fair value of $71,383, 47,000 common shares to Toro Pacific Management Inc. with a fair value of $15,816, 60,000 common shares to Chris Hunt with a fair value of $20,192, and 470,000 common shares to Benjamin Rutledge with a fair value of $159,114 in connection with the Acquisition. The Company has an obligation to issue a further 423,000 common shares to Toro Pacific Management Inc., which had a fair value of $135,202 on the date of acquisition. The Company recognized $330,324 in transaction costs in connection with the shares issued to non-NMG members. The promissory notes totalling $2,175,000 were discounted to a present value of $1,887,863 (Note 9). In connection with the closing of the Acquisition, the net proceeds of the Company’s private placements of Subscription Receipts in support of the Acquisition was released to the Company from escrow. Immediately prior to closing of the Acquisition, the Company completed a consolidation of its common shares on the basis of three (3) pre-consolidation common shares to one (1) post-consolidation common share, as well a name change, changing the name of the Company from Deploy Technologies, Inc. to Body and Mind Inc. The Company eliminated its authorized Class A Preferred shares (Note 11).

As a result of the acquisition of NMG, the Company changed its business focus to growing and supplying medical and recreational cannabis in the state of Nevada. The acquisition of NMG was accounted for as a business combination, in which the assets acquired and the liabilities assumed are recorded at their estimated fair values. The allocation of the purchase consideration is as follows:

Purchase consideration
Share considerations, net of transaction costs	$6,143,326
Cash considerations	2,309,000
Promissory notes issued	1,887,277
TOTAL	$10,339,603

Assets acquired:
Cash	$260,842
Amounts receivable	253,697
Prepaid expenses	44,552
Inventory	498,680
Property and equipment	1,951,696
Brand	247,000
Licenses	7,925,000
Liabilities assumed:
Trade payable and accrued liabilities	(367,385)
Loans payable	(250,000)
Deferred tax liability	(2,860,200)

Net identifiable assets acquired	7,703,882
Goodwill	2,635,721
TOTAL	$10,339,603

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

14.	Business Acquisition – Continued

Goodwill recognized comprises the assembled workforce and their knowledge with respect to NMG, regulatory affairs and the cannabis industry; and expected revenue growth and future market development with legalization of recreational cannabis in Nevada.

15.	Commitments

a)

On 10 November 2017, NMG entered into a revised five-year lease agreement for the property located at 3375 Pepper Lane, Las Vegas, NV, containing approximately 18,000 square feet. The Company has four options to extend the lease and each option is for five years. The monthly rent was $12,500 plus common area expenses, which increased to $12,875 plus common area expenses on 1 January 2019. The guaranteed minimum monthly rent is subject to a 2% increase on each anniversary date of the lease.

b)	On 14 November 2017, the Company entered into the following consulting agreements:

i.	$16,667 per month to TI Nevada, which is controlled by an officer of the Company, for a term of three years; and

ii.	CAD$10,000 per month to Toro Pacific Management Inc., which is controlled by an officer of the Company.

c)	In connection with the strategic investment agreement with Australis dated 30 October 2018 (the “Investment Agreement”) (Notes 10, 11 and 16), the Company agreed to pay a monthly service fee of $10,000 to Australis. In connection with the Company’s investment in GLDH and the promissory note provided by Australis (Note 9), the Company agreed to increase the monthly services fee to Australis to $16,500 per month for 5 years unless ownership held by Australis drops below 10% in which the fee will cease. Following the repayment of the promissory note, the monthly service fee to Australis was reduced to $12,000 commencing June 2019.

d)

On 9 April 92019, NMG entered into a three-year lease agreement for the property located at 6420 Sunset Corporate Drive, Las Vegas, NV, containing approximately 7,700 square feet. The Company has one option to extend the lease for an additional three-year term and an option to purchase the property at any point during the initial term. The monthly rent is $6,026 plus $1,129 in common area expenses, totaling $7,156 every month.

e)	On 25 October 2017, NMG Ohio entered into a five-year lease agreement for the property located at 709 Sugar Lane, Elyria, Ohio, containing approximately 4,100 square feet. The monthly rent is $4,200.

f)

On 13 June 2019, the five-year lease agreement dated 1 December 2018 for the property located at 7625 Carroll Road, San Diego, California, containing approximately 4,600 square feet was assigned to NMG San Diego. Under the terms of the assignment and first amendment to the original lease agreement dated 13 June 2019, the Company has three options to extend the lease and each option is for five years. The monthly base rent is currently $15,000. The guaranteed monthly rent is subject to a 1-6% increase on each anniversary date of the lease, based on increases in the Consumer Price Index for San Diego County.

g)

On 8 March 2019, the five-year lease agreement dated 10 January 2017, as amended on 7 September 2018, for the property located at 3411 E. Anaheim St., Long Beach, California, containing approximately 1,856 square feet was assigned to NMG Long Beach. Under the terms of the amended lease agreement, the Company has one option to extend the lease for five years. The monthly base rent is $6,636.40 plus common area expenses, totaling $8,000 every month. The guaranteed minimum monthly rent is subject to a 5% increase on each anniversary date of the lease.

16.	Investment Agreement

 On 30 October 2018, the Company entered into the Investment Agreement with Australis. Pursuant to the terms of the Investment Agreement, Australis will acquire (i) 16,000,000 units of the Company (Note 11), and (ii) CAD$1,600,000 principal amount 8% unsecured convertible debentures (Note 10).

Under the terms of the Investment Agreement, the parties agreed to negotiate in good faith a license agreement pursuant to which the Company will grant Australis an exclusive and assignable license to use the Body and Mind brand outside of the United States of America on commercially reasonable terms.

In addition, the Company will enter into a commercial advisory agreement with Australis Capital (Nevada) Inc. (“Australis Nevada”), a wholly-owned subsidiary of Australis, pursuant to which Australis Nevada will provide advisory and consulting services to the Company at $10,000 per month for a term ending on the date that is the earlier of: (i) five years following the closing of the transactions contemplated by the Investment Agreement, and (ii) the date Australis no longer holds 10% or more of the issued and outstanding Common Shares (Note 15). Subject to certain exceptions, Australis will be entitled to maintain its’ pro rata interest in the Company until such time as it no longer holds 10% or more of the issued and outstanding Common Shares.

Subject to applicable laws and the rules of the Canadian Securities Exchange (the “CSE”), for as long as Australis owns at least 10% of the issued and outstanding common shares, Australis will be entitled to nominate one director for election to the Board of Directors of the Company (the “Board”). If Australis exercises all of the warrants and converts all of the debentures purchased, Australis will be entitled to nominate a second director for election to the Board.

On 2 November 2018, the Company executed the Investment Agreement and completed the sale of securities pursuant to the Investment Agreement.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

16.	Investment Agreement – Continued

On 31 January 2019, the Company issued 1,768,545 common shares to Australis for proceeds of $787,123 pursuant to the Investment Agreement whereby the Company granted Australis anti-dilution participation rights to allow Australis to maintain a 35.783% ownership interest in the Company (Note 11).

17.	Investment in NMG Ohio LLC

On 31 January 2019, the Company entered into a definitive agreement (“Definitive Agreement”) to acquire 100% ownership of NMG Ohio. The Company will purchase the remaining 70% interest for total cash payments of $1,575,000 and issuance of 3,173,864 common shares of the Company (Note 8). As at 31 July 2019 the Company had issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,805. During the year ended 31 July 2019, the Company made cash payments of $1,181,250. At 31 July 2019 the Definitive Agreement had not closed.

The remaining cash payments totaling $393,750 and the remaining issuance of 793,466 common shares are expected to be paid and issued upon completion of the remaining Definitive Agreement closing items.

Until such time as the Definitive Agreement closes, the Company will continue to account for its 30% ownership interest in NMG Ohio as an investment using the equity method of accounting. During the year ended 31 July 2019, NMG Ohio recorded net revenues of $1,148,465, expenses of $960,244 and a net income of $188,244. The Company recorded an equity pickup of $56,514 relating to its 30% pro rata share of net income which was included in other items on the statement of operations.

31 July 2019

Balance, 31 July 2018	$77,600
Acquisition costs: Common shares issued to vendors at fair value	1,448,805
Acquisition costs: Cash payments to vendors	1,181,250
Dispensary build-out related costs	573,633
License fees	100,000
Equity pickup	56,466
Foreign exchange	28,148

Total	$3,465,902

Summarized financial information for NMG Ohio is as follows:

31 July 2019

Current assets	$271,121
Non-current assets	923,387
Total assets	1,194,508

Current liabilities	338,427
Non-current liabilities	-
Total liabilities	338,427

Revenues	1,225,238
Gross profit	513,643
Net income	188,244

Net income attributable to the Company	$56,466

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

18.	Investment in and advances to GLDH

Interim Agreement – 28 November 2018

On 28 November 2018, the Company entered into a binding interim agreement (the “Interim Agreement”) with GLDH, a private company incorporated under the laws of Delaware, and David Barakett (“Barakett”) whereby the Company agreed to acquire 100% of the issued and outstanding common shares of GLDH in connection with the issuance of convertible notes (the “Transaction”). GLDH holds a number of assets relating to the production and sale of cannabis products in the United States of America. The Transaction will be contingent upon the Company completing its due diligence.

The terms of the Interim Agreement include the following:

The Company shall issue to Barakett common shares of the Company (the “Earn Out Shares”) based on the CSE listed 5-day VWAP of the common shares of the Company and at the USD/CAD exchange rate at the close of market on 27 November 2018. The common shares of the Company had a 5-day VWAP of CAD$0.7439 at a USD/CAD exchange rate of 1.3296 and as a result the Company agreed to issue up to a maximum of 11,255,899 common shares with a maximum consideration of US$6,297,580 or CAD$8,373,263. Barakett will be eligible to receive Earn Out Shares for a period of 12 months on the following basis:

1.	upon GLDH obtaining all of (i) the Long Beach Recreational License; (ii) the San Diego Medical License; (iii) the San Diego Recreational License; and (iv) the San Diego State License (“Milestone I”), the issuance of Earn Out Shares to Barakett totalling 5,627,950 shares (50% of the total Earn Out Shares);
2.	upon GLDH achieving total attributable revenues of at least US$3,300,000 over a period of three consecutive months from each of the Long Beach dispensary, the San Diego dispensary and Las Vegas ShowGrow (“Milestone II”), the issuance of Earn Out Shares to Barakeet totalling 4,502,360 (40% of the total Earn Out Shares); and
3.	prior to the completion of Milestone I and Milestone II, and upon completion of a certain audit of GLDH showing no taxes outstanding or any unknown material liabilities for GLDH, the issuance of Earn Out Shares to Barakett totalling 1,125,589 shares (10% of the total Earn Out Shares).

Additionally, the Company made an investment into GLDH by way of a US$5,200,000 senior secured convertible note (the “Note”) bearing interest at a rate of 20% per annum to be repaid to the Company on 28 November 2020 unless converted by the Company in accordance with the agreement. The Note is secured by a general security agreement and a UCC-1 financing statement in all U.S. states where GLDH has assets. Barakett provided a personal guarantee to the Company for the Note.

In order for the Company to fund the Note:

1.	the Company entered into a loan agreement with Australis, whereby Australis provided the Company a two-year US$4,000,000 loan (Note 9); and
2.	Australis exercised 3,206,160 common shares upon exercise of 3,206,160 warrants at a price of CAD$0.50 per common share for aggregate proceeds of approximately US$1,200,000 (Note 11).

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

18.	Investment in and advances to GLDH – Continued

Definitive Agreement (Superseding Interim Agreement)

On 3 July 2019, the Company entered into the following agreements with GLDH and other third parties:

1.	a definitive asset purchase agreement (the “Purchase Agreement”) between the Company’s wholly owned subsidiary, NMG Long Beach, LLC (“NMG LB”), GLDH and Airport Collective, Inc. to acquire 100% ownership interest in GLDH’s Long Beach, California dispensary;
2.	a settlement agreement (“NMG SD Settlement Agreement”) between the Company and its subsidiaries, and GLDH and its subsidiaries, to acquire a 60% ownership interest in GLDH’s San Diego, California dispensary; and
3.	a lease assignment (the “Lease Assignment Agreement”) on the San Diego operation between the Company’s 60%-owned subsidiary, NMG San Diego, LLC (“NMG SD”), Green Road, LLC, Show Grow San Diego, LLC (“SGSD”), and SJJR LLC.

The Purchase Agreement, NMG SD Settlement Agreement and Lease Assignment agreement supersede the Interim Agreement and are subject to certain closing conditions including receipt of applicable licences.

1.	The Purchase Agreement was executed under the following terms:

The purchase price is USD$6,700,000 (the “Purchase Price”). The consideration under the Purchase Agreement includes the following on closing:

i.	The USD$5,200,000 Note is to be applied towards the Purchase Price; and

ii.	USD$1,500,000 to be paid in common shares of the Company at a price of CAD$0.7439 per common share to a maximum of 2,681,006 common shares (the “Share Payment”) (issued subsequent to year end) (Note 21) upon NMG LB receiving the transfer of all licenses, permits and BCC authorizations for NMG LB to conduct medical and adult-use commercial cannabis retail operations. The Share Payment is subject to reduction in the event there are undisclosed liabilities by GLDH and Airport Collective.

2.	The NMG SD Settlement Agreement’s consideration includes the following on closing:

i.	USD$500,000 to be paid in common shares (issued subsequent to year end) (Note 21) to SGSD at a share price equal to the maximum allowable discount pursuant to Canadian Securities Exchange policies, upon execution of the settlement agreement;

ii.	USD$750,000 to be paid in common shares to Barakett at a price of CAD$0.7439 per common share to a maximum of 1,340,502 Common Shares (the “DB Share Payment”) upon NMG SD receiving all licenses, permits and authorizations for NMG SD to conduct medical commercial cannabis retail operations. The DB Share Payment is subject to reduction whereby the reduction is tied to Barakett agreeing to pay the Company 40% of the NMG SD start-up costs; and

iii.	USD$750,000 to be paid in common shares to Barakett at a price of CAD$0.7439 per common share to a maximum of 1,340,502 common shares (the “DB Additional Shares Payment”) upon NMG SD receiving all licenses, permits and authorizations for NMG SD to conduct adult-use commercial cannabis retail operations. The DB Additional Shares Payment is subject reduction whereby the reduction is tied to Barakett agreeing to pay the Company 40% of the NMG SD start-up costs.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

18.	Investment in and advances to GLDH – Continued

3.	The Lease Assignment Agreement was executed under the following terms:

The Company is required to issue cash and share payments totaling USD$2,283,765 to the landlord as follows:

i.	USD$750,000, payable in common shares (issued subsequent to year end) (Note 21) at a share price equal to the maximum allowable discount pursuant to Canadian Securities Exchange policies, upon execution of the assignment agreement;

ii.	USD$783,765, payable in cash, within 5 business days following execution of the assignment agreement (paid); and

iii.	USD$750,000, payable in cash, including interest at 5% per annum, upon receipt of the San Diego Conditional Use Permit allowing adult-use commercial cannabis retail operations.

Additionally:

1.	The Company is to provide a loan to GLDH in the amount of USD$200,000 at an interest rate of 12% per annum, accrued and compounded quarterly and due within 3 years (provided subsequent to year end);

2.	The Company is to enter into a consulting agreement with Barakett through NMG LB to provide certain consulting and advisory services to NMG LB, agreeing to pay Barakett a total of USD$200,000 ($50,000 paid in fiscal 2019 and additional $90,000 paid subsequent to year end);

3.	The Company will forgive approximately USD$800,000 for prior operating loans advanced by the Company to GLDH; and;

4.

The Company licenses certain intellectual property from Green Light District Management, LLC and GLDH (collectively referred to as “Licensor”). The Licensor grants the Company a perpetual license to utilize its operational intellectual property consisting of customer data, sales data, customer outreach strategies standard operating procedures, and other proprietary operational intellectual property. Licensor grants the Company a license for 2 years to utilize intellectual property such as trademarks and branding (the “Branding IP”). As consideration for the licenses, the Company has agreed to utilize the Branding IP until 19 June 2021 at the Company’s premises and at the San Diego retail locations for a period of 2 years from operations commencing at that location. Additionally, the Company agreed to pay the Licensor 3% of gross receipts from sales at the Company’s Long Beach location premises on a monthly basis for only the first twelve months of the term of the license agreement.

The total investment in GLDH at 31 July 2019 is as follows:

31 July 2019

Note receivable	$5,200,000
Interest income accrued on the Note	693,333
Advances for working capital	666,876
Lease Assignment Agreement payment	783,765
Foreign exchange	29,062

Total	$7,373,036

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

19.	Other Investments

The Company and NMG Cathedral City (“NMG CC”) entered into a management and administrative services agreement (the "Management Agreement") with Satellites Dip, LLC, ("SD"), a licensed cannabis business conducting commercial cannabis activity within the state of California. The one year Management Agreement commenced on June 6, 2019 and encompasses the following:

a.	Management Fee: NMG CC will be paid a management fee of 30% of Net Profits or $10,000 per month, whichever is greater;
b.	Brand Licensing: NMG CC shall work to broker commercial arrangements between SD and third-party cannabis brand owners whereby SD licenses commercial cannabis brands from third parties in connection with SD's commercial cannabis activity in exchange for a license fee;
c.	Equipment and Capital: NMG CC shall furnish all equipment and machinery necessary for SD's manufacturing of the Branded Products. Any equipment provided by NMG CC to SD shall be owned by NMG CC in its entirety and, subject to SD's approval of the terms, leased to SD pursuant to an Equipment Lease Agreement entered into between NMG CC and SD, dated June 6, 2019; and
d.	Loan: The Parties have entered into a certain secured loan agreement dated June 6, 2019 whereby NMG CC has loaned SD $250,000 (the "Loan") to be used solely in connection with SD's commercial cannabis activity. The Loan shall be due and payable on June 6, 2020 (the "Maturity Date") and shall bear interest at a rate of 12% per annum which shall be accrued, compounded quarterly and payable on the Maturity Date. The Loan will be secured by a security interest in and to all of SD's assets.

20.	Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes for the years ended July 31, 2019 and 2018 is as follows:

	2019	2018

Net loss for the period	$(3,752,751)	$(2,685,782)
Federal and state income tax rates	21.00%	26.45%

Expected income tax recovery	(788,078)	(710,389)
Permanent differences	1,342,979	528,510
Change in estimates and others	120,554	225,902
Change in tax rates	178,289	(725,324)
Change in benefit not recognized	(853,744)	(223,421)

Total income tax recovery	$-	$(904,722)

The significant components of the Company's deferred income tax assets and liabilities are as follows:

	As at 31 July 2019	As at 31 July 2018

Deferred income tax asset
Net income tax operating loss carry forward	$150,000	$985,290
Deferred tax allowance	(150,000)	(985,290)
Deferred income tax liability
Brand and License	1,716,120	1,716,120

Net deferred income tax liability	$1,716,120	$1,716,120

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2019

U.S. Dollars

21.	Subsequent Events

i.	On 12 August 2019, the Company issued a total of 4,337,111 common shares of the Company in connection with the Purchase Agreement, NMG SD Settlement Agreement and the Lease Assignment Agreement (Note 18).

ii.	On 12 August 2019, the Company issued 81,591 common shares upon exercise of 81,591 warrants at a price of CAD$0.66 per common share for aggregate proceeds of $40,765 (CAD$53,850).

iii.	On 21 August 2019, the Company granted an aggregate of 2,850,000 stock options with an exercise price of CAD$0.88 per share for a term of five years expiring on 21 August 2024. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

iv.	On 12 September 2019, the Company issued 38,912 common shares upon exercise of 38,912 warrants at a price of CAD$0.66 per common share for aggregate proceeds of $19,449 (CAD$25,682).

v.	On 1 October 2019, the Company granted 250,000 stock options to a director with an exercise price of CAD$0.93 per share for a term of five years expiring on 1 October 2024. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest 12 months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

vi.	On 4 October 2019, the Company issued 22,727 common shares upon exercise of 22,727 warrants at a price of CAD$0.90 per common share for aggregate proceeds of $15,359 (CAD$20,454).

vii.	On 16 October 2019, the Company cancelled 400,000 stock options previously granted to a director on 21 August 2019 with an exercise price of CAD$0.88 per share.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of July 31, 2019.

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

Changes in internal control over financial reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Body and Mind executive officers and directors and their respective ages as of the date of this report are as follows:

Name and Position(1)	Age	Principal Occupation and Positions Held During the Last Five Years(1)
Michael Mills President and Interim CEO	51	President and Interim CEO of Body and Mind Inc. (Aug 2019 to present);

Stephen ‘Trip’ Hoffman COO	54	Chief Operating Officer of Body and Mind (Nov 2018 to present), principle officer of NMG Cathedral City, NMG Long Beach, NMG San Diego, and NMG Chula Vista.

Darren Tindale Corporate Secretary	47

Former CFO of Body and Mind Inc. (March, 2017 to Aug 2019). CFO of Batero Gold Corp. (Dec 2012 to Dec 2013). Director of Finance of Bingham Group Services Corp. (Dec 2015 to July 2016). Owner and President of Stonerock Financial Ltd. (June 2010 to present).

Robert Hasman Director	38

Director of Body and Mind Inc. (Nov 2017 to present); CEO and founder of NMG (Jan 2014 to present). President, founder and corporate broker of Resort Holdings Company, LLC (Jan 2009 to present) and TI Nevada, LLC President (May 2014 to present).

Kevin Hooks Director	56	Director of Body and Mind Inc. (Nov 2017 to present); President and CEO of The Virtuous Group (Jan 2010 to present).

David Wenger	38	Director of Body and Mind Inc. (Oct 2019 to present)

Brent Reuter	53	Director of Body and Mind Inc. (Oct 2019 to present); Senior VP of investors relations and strategy for Australis Capital Inc. (October 2019 to present).

Dong Shim CFO and Director	36

Director of Body and Mind Inc. (Jul 2016 to present) and CFO of Body and Mind Inc. (Aug 2019 to present); President and founder of both SHIM Accounting Corporation (June 2013 to present) and Golden Tree Capital Corp. (November 2015 to present). CFO for International Private Vault Inc. (March 2014 to present), and a director of National Issuer Services Ltd. (December 2016 to present). CFO for E-Play Digital Inc., (November 2016 to present), CFO for Arizona Silver Exploration Inc. (August 2017 to present), CFO for Canamex Resources Corp. (August 2017 to present), CFO for Mission Ready Solutions Inc. (June 2017 to present), CFO for Organimax Nutrient Corp. (April 2018 to present), and CFO for Reliq Health Technologies Inc. (Nov 2018 to present).

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Michael Mills Mr. Mills was appointed President and Interim Chief Executive Officer on August 21, 2019 and was previously the Vice-President, Communications of the Company from June 2018 to August 21, 2019. Prior to joining the Company, Mr. Mills was the President of Fairlawn Capital Partners Ltd., a consulting company offering finance, communications and capital market solutions to public and private businesses. Mr. Mills has experience in industries including media, manufacturing and technology and held increasingly senior roles at the Financial Post and National Post newspapers. Mr. Mills obtained a Bachelors of Business Administration from Bishop’s University.

Mr. Mills devotes approximately 70% of his time to us. Mr. Mills has entered into a consulting agreement with us.

Stephen “Trip” Hoffman Mr. Hoffman was appointed as Chief Operating Officer (“COO”) of the Company on November 15, 2018. Mr. Hoffman was previously the Chief Executive Officer of Bolder Venture Ltd., a privately held medical and recreational marijuana cultivation and dispensary company located in Boulder, Colorado, from 2016 until his appointment as Chief Operating Officer of the Company. From 2011 to 2016, Mr. Hoffman was the Chief Executive Officer of Trading Block Holdings Inc., a financial technology company located in Chicago, Illinois. Mr. Hoffman obtained a PhD in physics from Purdue University in December 1991.

Robert Hasman Mr. Hasman has been a Board member since November 14, 2017. He is a pioneer of the Nevada marijuana market and is the founder and the President of NMG. Mr. Hasman was responsible for building NMG, which included directing all aspects of strategy, growth, coordinating and supervising all phases of construction & business development process from conceptual through final construction. He is also the Managing Director of Sperry Van Ness, a NV commercial real estate brokerage firm involved in the original and syndication of more than $1billion of commercial real estate acquisitions. Mr. Hasman has over 10 years’ experience in business development and operations. Mr. Hasman obtained his Bachelor of Arts degree in Political Science at Ohio State University.

Mr. Hasman devotes approximately 70% of his time to us. Mr. Hasman has entered into a consulting agreement with us.

Kevin Hooks Mr. Hooks has been a Board member since November 14, 2017. He has over 23 years’ experience in the area of pharmacy practice. He has been a Nevada resident since 1992. In addition to the proactive member-centric educational programs that Mr. Hooks has been directly involved in, he has worked closely with other agencies to provide physicians with the tools needed to better their specific practice and prescribe pharmaceuticals. Mr. Hooks was founder and former CEO of Catalyst RX, a pharmacy benefit manager with over $6 billion USD in sales. In 2001, Catalyst RX went public on NASDAQ under CRTX. Catalyst RX was sold in 2012 for US$4.4 billion. Mr. Hooks is a board certified pharmacist and a graduate of Ohio State University and University of Toledo with a Bachelor of Science in Pharmacy.

Mr. Hooks devotes approximately 15% of his time to us.

Dong Shim Mr. Shim has been a Board member since December 15, 2016 and was appointed as the Chief Financial Officer of the Company on August 21, 2019. Mr. Shim is a partner and founder of Shim & Associates LLP (June 2013 to present) and Golden Tree Capital Corp. (November 2015 to present) providing accounting and other business advisory services to numerous companies in various industries. Mr. Shim is a director of National Securities Administrators Ltd. (May 2017 to present), Chief Financial Officer for E-Play Digital Inc. (November 2016 to present), Chief Financial Officer for Arizona Silver Exploration Inc. (August 2017 to present), Chief Financial Officer for Canamex Resources Corp. (August 2017 to present), Chief Financial Officer for Mission Ready Solutions Inc. (June 2017 to present), Chief Financial Officer for Organimax Nutrient Corp. (April 2018 to present), Chief Financial Officer for Vanc Pharmaceuticals Inc. (February 2018 to September 2018), and interim Chief Financial Officer of Reliq Health Technologies Inc. (November 2018 to present). Mr. Shim also serves as the CFO for International Private Vault Inc., a private company based in British Columbia, Canada, and as a director of National Issuer Services Ltd., a transfer agent company based in British Columbia, Canada.

Mr. Shim devotes approximately 50% of his time to us. Mr. Shim has entered into a consulting agreement with us.

David Wenger Mr. Wenger has been a Board member since October 1, 2019. Mr. Wenger is a member of the US Senate Cannabis Working Group and the US House of Representatives Cannabis Working Group. In those roles, he has the historic opportunity to work with senior Congressional staffers on advancing federal cannabis legislation. David wrote a seminal White Paper on the US cannabis industry widely read across the world: The Green Regulatory Arbitrage: A Case for Investing in US Multi-State Vertically-Integrated Cannabis Companies. Mr. Wenger is also an accomplished lawyer and for 13 years he represented foreign government and major corporate clients in high-stakes complex cross-border disputes and transactions. Working in the New York office of the global law firm DLA Piper, he coordinated multi-jurisdictional teams acting for clients around the world such as Kingdom of Thailand, Petrobras, Ruler of Dubai, Afghanistan, PPG, Irving Shipbuilding, Pfizer, Troy (Vietnam), and Oman. As a law student, he interned for federal court judge Honorable Harold Baer Jr. in the US District Court for the Southern District of New York. Mr. Wenger is a Global Advisory Council member for Bhang Corporation (CSE: BHNG); advisor to RCVR, a NYC-based manufacturer of organic athletic recovery products; advisor to Asia Horizon, which is involved in hemp cultivation/processing and product distribution in China and strategic Asia opportunities; and an advisory board member of America Israel Cannabis Association.

Mr. Wenger devotes approximately 15% of his time to us.

Brent Reuter Mr. Reuter has been a Board member since October 16, 2019. Mr. Reuter has deep experience driving new revenue growth and managing businesses in the banking and investment sectors, most recently as principal investor relations for Onex Corp., a private equity firm, vice-president of asset management for Canadian Imperial Bank of Commerce and as managing director at Royal Bank of Canada with roles in Hong Kong and New York. In these roles, he built high-value client and strategic partnerships, recruited and developed sales teams, and implemented and executed high-impact revenue coverage models. In addition, Mr. Reuter is the senior vice-president of investor relations and strategy of Australis Capital Inc. Mr. Reuter obtained a Bachelor of Business Administration from Lakehead University in Thunder Bay, Ontario in 1990.

Mr. Reuter devotes approximately 15% of his time to us.

Darren Tindale Mr. Tindale has been our Chief Financial Officer since March 6, 2017 to August 20, 2019 and Corporate Secretary since August 20, 2019. Mr. Tindale brings over 17 years of financial accounting and management experience and has worked for both public and private companies. Mr. Tindale has served as Chief Financial Officer for numerous TSX Venture listed companies.

Mr. Tindale devotes approximately 50% of his time to us.

Significant Employees

Body and Mind does not have any employees and its officers and directors provide their services on a consulting basis. NMG has 95 employees at all of its locations.

Family Relationships

There are currently no family relationships between any of the members of the board of directors or the executive officers.

Involvement in Certain Legal Proceedings

Except as disclosed in this Annual Report, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

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

In 2010, Mr. Hasman was acting as manager of Resort Holdings 2, LLC (“Resort 2”). Resort 2 filed Chapter 11 for a default of a commercial loan. Mr. Hasman was the personal guarantor for the commercial loan on a property located in Las Vegas, Nevada that was owned by Resort 2. The property was foreclosed and a judgment was filed against Mr. Hasman. On July 28, 2017, Mr. Hasman signed an official settlement agreement.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Section 16(A) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended July 31, 2019, except as follows:

Name	Position Held	Late or Unfiled Report
Michael Mills	President and Interim Chief Executive Officer	Form 3 upon becoming an officer filed late
Darren Tindale	Corporate Secretary and former Chief Financial Officer	Form 3 upon the effectiveness of the Company’s registration statement becoming on Form 10 becoming effective and one Form 4 filed late
Leonard Clough	Former President, CEO and Director	Form 3 upon the effectiveness of the Company’s registration statement on Form 10 becoming effective and one Form 4 filed late
Robert Hasman	Director	Form 3 upon the effectiveness of the Company’s registration statement on Form 10 becoming effective and two Form 4s filed late
Kevin Hooks	Director	Form 3 upon the effectiveness of the Company’s registration statement on Form 10 becoming effective and three Form 4s filed late
Dong Shim	Chief Financial Officer and Director	Form 3 upon the effectiveness of the Company’s registration statement on Form 10 becoming effective and three Form 4s filed late
Scott Dowty	Director	Form 3 upon becoming a director and one Form 4 filed late
Stephen Hoffman	Chief Operating Officer	Form 3 upon becoming an officer and two Form 4s filed late
Australis Capital Inc.	Shareholder	Form 3 upon becoming a more than 10% shareholder and one Form 4 filed late

Code of Ethics

We have not adopted a written Code of Ethics at this time that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Board of Directors are reviewing the necessity of adopting such a document given we are still in the development stage and have limited employees, officers and directors.

Board Committees

Nominating Committee

We do not have a Nominating Committee and our Board of Directors as a whole is responsible for identifying and nominating qualified individuals to our Board of Directors. Since our formation we have relied upon the personal relationships of our President and directors to attract individuals to our Board of Directors.

Our Board of Directors considers its size each year when it considers the number of directors to recommend to the shareholders for election at the annual meeting of shareholders, taking into account the number required to carry out the Board’s duties effectively and to maintain a diversity of views and experience.

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

Compensation Committee

Our Compensation Committee is comprised of Mr. Reuter, Mr. Wenger and Mr. Hasman. This committee reviews and recommends to our Board of Directors the salaries, and benefits of all employees, consultants, directors and other individuals compensated by us.

Audit Committee

The Audit Committee is comprised of Mr. Shim, Mr. Wenger and Mr. Reuter.

Our Board of Directors has determined that we have at least one financial expert. Mr. Wenger and Mr. Reuter are considered independent.

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

The audit committee’s primary function is to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting and legal compliance. The audit committee’s primary duties and responsibilities are to:

•	serve as an independent and objective party to monitor our financial reporting process and internal control system;
•	review and appraise the audit efforts of our independent accountants;
•	evaluate our quarterly financial performance as well as our compliance with laws and regulations;
•	oversee management’s establishment and enforcement of financial policies and business practices; and
•	provide an open avenue of communication among the independent accountants, management and the Board of Directors.

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

Compensation Discussion and Analysis

Compensation Program Objectives

We have not established a strategy for setting executive salary levels, creating standards it applies in setting compensation levels or what factors it intends to encourage by establishing compensation levels. Since we acquired NMG, raised equity capital and have been generative revenues from the sale of our products, we have been compensating our NEOs at levels comparable to executive officers of companies within its industry at similar stages of growth.

Our Compensation Committee reviews and recommends to our Board of Directors the salaries, and benefits of all employees, consultants, directors and other individuals compensated by us. The Board of Directors assumes responsibility for reviewing the recommendations of the Compensation Committee and monitoring the long-range compensation strategy for our senior management. The Compensation Committee and the Board of Directors reviews the compensation of senior management on a semi-annual basis taking into account compensation paid by other issuers of similar size and activity. The Compensation Committee and the Board of Directors receives independent competitive market information on compensation levels for executives. It uses salary data of comparable private and public companies as a benchmark for setting executive compensation. This data is obtained from various sources including online research and market surveys.

Although permitted, at this time no NEO or director has or intends to purchase financial instruments that are designed to hedge or offset a decrease in market value of equity securities granted as compensation or held, directly or indirectly, by the NEO or director.

Elements of the Compensation Program

The total compensation plan for NEOs consists of a base compensation structure and equity-based compensation program in the form of stock options. The compensation program for our senior management is designed with a view that the level and form of compensation achieves certain objectives, including:

(a) attracting and retaining qualified executives;

(b) motivating the short and long-term performance of these executives; and

(c) better aligning their interests with those of the Company’s shareholders.

In compensating our senior management, we have arranged for equity participation through our 2012 Incentive Stock Option Plan.

Base Salary

The base salary component of NEO compensation is intended to provide a fixed level of competitive pay that reflects each NEO’s primary duties and responsibilities. The policy of Body and Mind is that salaries for its NEOs are competitive within its industry and generally set at the median salary level among entities its size.

Stock Options

Effective October 25, 2012, our Board adopted the 2012 Incentive Stock Option Plan (the “2012 Incentive Stock Option Plan”). The purpose of the 2012 Incentive Stock Option Plan is to enhance the long-term shareholder value by offering opportunities to our directors, executive officers, key employees and eligible consultants to acquire our Common Shares in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in the service of the Company.

Previous grants will be taken into account when considering new grants and a maximum of 10% of the number of our issued and outstanding Common Shares are available for issuance under the 2012 Incentive Stock Option Plan. There are currently 8,775,000 options issued under the 2012 Incentive Stock Option Plan.

Compensation Governance

Our Compensation Committee is responsible for recommending to our Board of Directors the compensation to be paid to our directors and executive officers. We do not have any formal compensation policies and the practices adopted by the Compensation Committed and our Board of Directors to determine the compensation for our directors and executive officers is described above.

Summary Compensation Table

Dong Shim, our Chief Financial Officer and director, Darren Tindale, our former Chief Financial Officer, Leonard Clough our President and Chief Executive Officer until August 21, 2019, Stephen Hoffman, our Chief Operating Officer, and Robert Hasman, a director and the President of our indirect wholly-owned subsidiary NMG are NEOs for the purposes of the following disclosure.

The compensation for those NEOs, directly or indirectly, for our most recently completed financial years ended July 31, 2019 and 2018 are as follows:

			Share-	Option-	Non-equity incentive plan compensation ($)		Nonqualified deferred
Name and Principal Position	Fiscal Year	Salary (CAD$)	based awards (CAD$)	based awards (CAD$)	Annual incentive plans	Long- term incentive plans	compensation earnings ($)	All other compensation ($)	Total compensation (CAD$)

Dong Shim(1)	2019	50,001	-	142,087	-	-	-	-	192,088
Director and CFO	2018	49,600	-	47,917	-	-	-	-	97,517

Darren Tindale(2)	2019	82,500	-	142,087	-	-	-	-	224,587
Former CFO	2018	60,000	-	47,917	-	-	-	-	107,917

Leonard Clough(3)	2019	120,000	-	142,087	-	-	-	-	262,087
Former CEO and director	2018	66,759	-	47,917	-	-	-	-	114,676

Stephen “Trip” Hoffman(4)	2019	119,080	-	99,461	-	-	-	-	218,541
COO	2018	Nil	-	Nil	-	-	-	-	Nil

Robert Hasman(5)	2019	299,010	-	142,087	-	-	-	-	441,097
Director, and President of NMG	2018	184,018	-	188,722	-	-	-	-	372,740

Notes:

(1)

Mr. Shim was appointed CFO in December 2016. He resigned on March 6, 2017 and was reappointed as interim CEO in August 2017 and resigned on November 14, 2017 when Mr. Clough was appointed as CEO. Mr. Shim was appointed CFO on August 21, 2019.

(2)	Mr. Tindale was appointed CFO on March 7, 2017. Mr. Tindale resigned as the CFO on August 21, 2019.
(3)	Mr. Clough was appointed CEO and a director on November 14, 2017. Mr. Clough resigned on August 20, 2019.
(4)	Mr. Hoffman was appointed COO on November 15, 2018.
(5)	Mr. Hasman was appointed as a director of the Company on November 14, 2017 and is the President of our indirect wholly-owned operating subsidiary, NMG.

During our most recently completed financial years, we did not pay any other executive compensation to our NEOs.

Effective November 14, 2017, we entered into a formal consulting agreement with Toro, whereby Toro will provide the services of our new Chief Executive Officer, Leonard Clough, for an annual salary of CAD$120,000. Leonard Clough, through Toro, is also entitled to a severance fee of CAD$60,000. However, Mr. Clough resigned on August 21, 2019, and the consulting agreement with Toro is no longer in force or effect.

Effective November 14, 2017, we entered into a formal consulting agreement with TI Nevada, whereby TI Nevada will provide the services of NMG’s President, Robert Hasman, for an annual salary of $200,000. Robert Hasman, through TI Nevada, is also entitled to a severance fee of $100,000. On November 2, 2018, the consulting agreement with TI Nevada was amended to extend the non-competition and non-solicitation provisions to include the State of Ohio as well as Nevada.

Incentive Plan Awards

The only stock options to purchase shares of our common stock that we granted to our NEOs during the fiscal year ended July 31, 2019 was on December 11, 2018 as set out in the table below.

	# of Options	Fair Value (CAD$)
Leonard Clough	250,000	$142,087
Dong Shim	250,000	$142,087
Darren Tindale	250,000	$142,087
Stephen Hoffman	175,000	$99,461
Robert Hasman	250,000	$142,087

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as of July 31, 2019, relating to outstanding equity awards held by each NEO:

Outstanding Equity Awards at Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) (exercise- able)	Number of Securities Underlying Unexer- cised Options (#) (unexer- ciseable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options (#)	Option Exercise Price (CAD$)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dong Shim(1)	200,000	N/A	N/A	0.66	11/24/2022	N/A	N/A	N/A	N/A
	250,000	N/A	N/A	0.57	12/10/2023

Darren Tindale (2)	200,000	N/A	N/A	0.66	11/24/2022	N/A	N/A	N/A	N/A
	250,000	N/A	N/A	0.57	12/10/2023

Leonard Clough (3)	200,000	N/A	N/A	0.66	11/24/2022	N/A	N/A	N/A	N/A
	250,000	N/A	N/A	0.57	12/10/2023

Stephen Hoffman (4)	175,000	N/A	N/A	0.57	12/10/2023	N/A	N/A	N/A	N/A

Robert Hasman (5)	1,000,000	N/A	N/A	0.66	11/24/2022	N/A	N/A	N/A	N/A
	250,000	N/A	N/A	0.57	12/10/2023

Notes:

(1)

Mr. Shim was appointed CFO in December 2016. He resigned on March 6, 2017 and was reappointed as interim CEO in August 2017 and resigned on November 14, 2017 when Mr. Clough was appointed as CEO. Mr. Shim was appointed CFO on August 21, 2019.

(2)	Mr. Tindale was appointed CFO on March 7, 2017. Mr. Tindale resigned as the CFO on August 21, 2019.
(3)	Mr. Clough was appointed CEO and a director on November 14, 2017. Mr. Clough resigned on August 20, 2019.
(4)	Mr. Hoffman was appointed COO on November 15, 2018.
(5)	Mr. Hasman was appointed as a director of the Company on November 14, 2017 and is the President of our indirect wholly-owned operating subsidiary, NMG.

Pension Plan Benefits

We have no pension plans that provide for payments or benefits at, following or in connection with retirement.

Director Compensation

We do not currently provide any compensation to our directors in their capacity as such. As a result, none of our directors received any cash compensation in any form during our most recently completed financial year. However, on December 11, 2018, we granted stock options to the following directors, which has not already been disclosed above as stock options granted to NEOs:

	# of Options	Fair Value (CAD$)
Kevin Hooks	250,000	$142,087

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 1, 2019 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership

Directors and Officers:

Michael Mills, President and Interim Chief Executive Officer c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	311,000(2)	*
Darren Tindale, Corporate Secretary c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	620,400(3)	*
Brent Reuter, Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	Nil	Nil
Robert Hasman, Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	7,632,950(4)	7.4%
Stephen (Trip) Hoffman, Chief Operating Officer c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	175,000(5)	*
Kevin Hooks, Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	4,642,045(6)	4.5%
Dong Shim, Chief Financial Officer and Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	619,792(7)	*
David Wenger, Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	Nil	Nil

All directors and executive officers as a group (8 persons)	14,001,187(8)	13.4%

Major Stockholders:

Australis Capital Inc. Suite 900, 510 Seymour Street Vancouver, British Columbia Canada V6B 1V5	37,782,719(9)	36.1%

Notes:

*	Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of November 1, 2019, there were 101,60,232 shares of common stock of the Company issued and outstanding.

(2)	This figure represents (i) 18,000 shares of common stock held by Mr. Mills’ wife, (ii) 18,000 shares of common stock issuable upon exercise of warrants registered directly to Mr. Mills’ wife, and (iii) stock options to purchase 275,000 shares of common stock which have vested.

(3)	This figure represents (i) 170,400 shares of common stock held by Mr. Tindale’s wife, (ii) stock options to purchase 450,000 shares of common stock which have vested.

(4)	This figure represents (i) 4,345,071 shares of common stock held by SW Fort Apache, LLC, an entity controlled by Mr. Hasman, (ii) 2,037,879 shares of common stock held by TI Nevada, LLC, an entity controlled by Mr. Hasman, and (iii) stock options to purchase 1,250,000 shares of common stock which have vested.

(5)	This figure represents stock options to purchase 175,000 shares of common stock which have vested.

(6)	This figure represents (i) 4,192,045 shares of common stock held by KAJ Universal Real Estate Investments, LLC, an entity controlled by Mr. Hooks, and (ii) stock options to purchase 450,000 shares of common stock, which have vested.

(7)	This figure represents (i) 121,792 shares of common stock held by Mr. Shim, (ii) 48,000 shares of common stock issuable upon exercise of warrants registered directly to Mr. Shim, and (iii) stock options to purchase 450,000 shares of common stock which have vested.

(8)	This figure represents (i) 10,885,187 shares of common stock, (ii) 66,000 shares of common stock issuable upon exercise of warrants, and (iii) stock options to purchase 3,050,000 shares of common stock, which have vested.

(9)	This figure includes (i) 34,873,628 shares of common stock held by Australis Capital Inc., and (ii) 2,909,091 shares of common stock issuable to Australis Capital Inc. upon conversion of an outstanding convertible debenture that is convertible within 60 days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described herein, none of the following parties (each a “Related Party”) has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or officers;
•	any person proposed as a nominee for election as a director;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
•	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Related Party Transactions during the year ended July 31, 2019

	Accounts Payable		Consulting Fees
Dong Shim (Director and CFO)		$5,127		$37,791
Leonard Clough (Former CEO & Former Director)	$	Nil		$90,696
Darren Tindale (Former CFO & Corporate Secretary)	$	Nil		$62,353
Michael Mills (President & Interim CEO)		$7,825		$50,072
Robert Hasman (Director)	$	Nil		$225,992
Kevin Hooks (Director)	$	Nil	$	Nil
Scott Dowty (Director)	$	Nil	$	Nil
Stephen (Trip) Hoffman (COO)	$	Nil		$90,000

Included in stock-based compensation for the year ended 31 July 2019 is $579,904 (2018 - $377,443) related to stock options issued to directors and officers of the Company.

During the year ended 31 July 2019, the Company entered into an agreement to purchase the remaining 70% of NMG Ohio for total cash payments of $1,575,000 and issuance of 3,173,864 common shares of the Company, of which cash of $461,251 and 929,488 common shares are payable to directors of the Company.

Our Board reviews any proposed transaction involving Related Parties and considers whether such transactions are fair and reasonable and in the Company’s best interests.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2019	2018
Audit fees	$110,000	$50,000
Audit-related fees	40,500	Nil
Tax fees	4,000	Nil
All other fees	Nil	30,000
Total fees paid or accrued to our principal accountants	$154,500	$80,000

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

ITEM 15 – EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document
2.1(1)	Share Exchange Agreement among Deploy, NMG and NMG Members dated September 14, 2017
2.2(10)	Asset Purchase Agreement between NMG Long Beach, LLC, The Airport Collective, Inc. and Green Light District Holdings, Inc., dated June 19, 2019
3.1(1)	Articles of Incorporation
3.2(1)	Articles of Merger dated September 17, 2010
3.3(1)	Amended and Restated Bylaws
3.4(1)	Certificate of Amendment dated September 30, 2011
3.5(1)	Certificate of Amendment dated September 2, 2014
3.6(1)	Certificate of Change dated November 11, 2014
3.7(1)	Certificate of Amendment dated April 11, 2017
3.8(1)	Certificate of Amendment dated November 14, 2017
3.9(1)	Certificate of Change dated November 14, 2017
3.10(1)	Articles of Exchange dated December 6, 2017
3.11(1)	Certificate of Correction dated December 6, 2017
4.1(1)	2012 Incentive Stock Option Plan
10.1(1)	Assignment and Novation Agreement dated May 12, 2017
10.2(1)	Amendment to Assignment and Novation Agreement dated November 13, 2017
10.3(1)	Consulting Agreement with TI Nevada dated November 14, 2017
10.4(1)	Consulting Agreement with Toro dated November 14, 2017
10.5(1)	Lease Agreement dated November 10, 2017
10.6(1)	Promissory Note issued by the Company to KAJ Universal Real Estate Investments, LLC dated November 14, 2017
10.7(1)	Promissory Note issued by the Company to MBK Investments, LLC dated November 14, 2017
10.8(1)	Promissory Note issued by the Company to NV Trees, LLC dated November 14, 2017
10.9(1)	Promissory Note issued by the Company to The Rozok Family Trust dated November 14, 2017

10.10(1)	Promissory Note issued by the Company to SW Fort Apache, LLC dated November 14, 2017
10.11(1)	Master Promissory Note issued by the Company to TI Nevada, LLC dated November 14, 2017
10.12(2)	Pepper Lane North LLC - Operating Agreement
10.13(2)	Pepper Lane North LLC – Lease Termination Agreement
10.14(3)	Investment Agreement between Australis Capital Inc. and Body and Mind Inc., dated October 30, 2018
10.15(3)	Form of Amending Agreement between Body and Mind Inc., DEP Nevada Inc., Nevada Medical Group LLC and the Vendors, dated November 2, 2018
10.16(4)	Letter Agreement between Body and Mind Inc., Green Light District Holdings Inc. and David Barakett, dated November 28, 2018
10.17(4)	Security Agreement between Green Light District Holdings Inc. and Body and Mind Inc., dated November 28, 2018
10.18(4)	Loan Agreement between Body and Mind Inc. and Australis Capital Inc., dated November 28, 2018
10.19(4)	General Security Agreement between Body and Mind Inc. and Australis Capital Inc., dated November 28, 2018
10.20(5)	Membership Interest Purchase Agreement between Nevada Medical Group, LLC, NMG Ohio, LLC and each of the members of NMG Ohio, LLC, dated January 31, 2019
10.21(5)	Investment Agreement between Australis Capital Inc. and Body and Mind Inc., dated January 31, 2019
10.22(6)	Convertible Loan Agreement between DEP Nevada Inc. and Comprehensive Care Group LLC, dated effective March 15, 2019
10.23(6)	Convertible Promissory Note issued by Comprehensive Care Group LLC to DEP Nevada Inc., dated effective March 15, 2019
10.24(6)	Management Agreement between Nevada Medical Group LLC and Comprehensive Care Group LLC, dated effective March 15, 2019
10.25(7)	Agency Agreement, dated May 17, 2019, between Body and Mind Inc., M Partners Inc. and PI Financial Corp.
10.26(7)	Form of Subscription Agreement
10.27(7)	Form of Warrant
10.28(7)	Form of Broker Warrant
10.29(7)	Form of Lock Up Agreement
10.30(8)	Management and Administrative Services between Satellites Dip, LLC and NMG Cathedral City, LLC, dated June 6, 2019
10.31(8)	Equipment Lease Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated June 6, 2019
10.32(8)	Loan and Security Agreement between Satellites Dip, LLC and NMG Cathedral City, LLC, dated June 6, 2019
10.33(9)	Conversion Agreement between Body and Mind Inc. and Australis Capital Inc., dated July 1, 2019
10.34(10)

Settlement and Release Agreement between Body and Mind Inc., NMG Long Beach, LLC, NMG San Diego, LLC, Green Light District Holdings, Inc., The Airport Collective, Inc., David Barakett and SGSD, LLC, dated June 19, 2019

10.35(10)

Amended and Restated Settlement and Release Agreement between Body and Mind Inc., NMG Long Beach, LLC, NMG San Diego, LLC, Green Light District Holdings, Inc., The Airport Collective, Inc., David Barakett and SGSD, LLC, dated June 28, 2019

10.36(10)	Loan Agreement between Green Light District Holdings, Inc. and Body and Mind Inc., dated June 19, 2019
10.37(10)

Trademark and Technology License and Services Agreement between Green Light District Management, LLC, Green Light District Holdings, Inc., The Airport Collective, Inc. and Body and Mind Inc., dated June 19, 2019

10.38(10)	Management Assignment and Assumption Agreement between Green Light District Holdings, Inc., NMG Long Beach, LLC and The Airport Collective, Inc., dated June 19, 2019
10.39(10)	Barakett Consulting Agreement between NMG Long Beach, LLC and David Barakett, dated June 19, 2019
10.40(10)	Contemporaneous Loan Agreement between Green Light District Holdings, Inc. and Body and Mind Inc., dated June 19, 2019
10.41(10)	Assignment and First Amendment to Commercial Lease between Green Road, LLC, David Barakett, SGSD, LLC and NMG San Diego, LLC, dated June 13, 2019
10.42(10)	Litigation Loan and Security Agreement between Green Light District Holdings, Inc. and Body and Mind Inc., dated June 19, 2019
21.1(*)	Subsidiaries of Body and Mind Inc.
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
32.1(*)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(1)	Form of Voluntary Pooling Agreement with NMG Members
99.2(1)	Escrow Agreement with principals of Deploy dated November 10, 2017
99.3(1)	Form of Pooling Agreement with certain securityholders of the Company
99.4(1)	Amendment to Pooling Agreement with certain securityholders of the Company
99.5(1)	Certification as Medical Marijuana Cultivation Establishment dated November 5, 2017
99.6(1)	Certification as Medical Marijuana Production Establishment dated December 10, 2017
99.7(1)	Conditional Cultivation Business License dated January 1, 2018
99.8(1)	Conditional Production Business License dated January 1, 2018
99.9(1)	Clark County Limited Cultivation Business License dated January 1, 2018
99.10(2)	Conditional Cultivation Business License dated July 1, 2018
99.11(2)	Conditional Production Business License dated July 1, 2018
99.12(2)	Nevada State Business License for NMG dated January 30, 2018
99.13(2)	State of Nevada Medical Marijuana Cultivation Registration Certificate
99.14(2)	State of Nevada Medical Marijuana Production Registration Certificate
99.15(2)	State of Nevada Marijuana Cultivation Facility License
99.16(2)	State of Nevada Marijuana Product Manufacturing License
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

Notes:

_________

(*)	Filed herewith.
(1)	Previously filed as an exhibit to our Form 10 filed with the SEC on June 1, 2018.
(2)	Previously filed as an exhibit to our Form 10 filed with the SEC on October 30, 2018.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 5, 2018
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 4, 2018
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 6, 2019
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 21, 2019
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 22, 2019
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 11, 2019
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 8, 2019
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 18, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODY AND MIND INC.

Dated: November 13, 2019	By:	/s/ Michael Mills
Michael Mills, President and Interim Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2019	By:	/s/ Dong H. Shim
Dong H. Shim, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 13, 2019	By:	/s/ Michael Mills
Michael Mills, President and Interim Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2019	By:	/s/ Dong H. Shim
Dong H. Shim, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2019	By:	/s/ Robert Hasman
Robert Hasman, Director

Dated: November 13, 2019	By:	/s/ Kevin Hooks
Kevin Hooks, Director

Dated: November 13, 2019	By:	/s/ David Wenger
David Wenger, Director

Dated: November 13, 2019	By:	/s/ Brent Reuter
Brent Reuter, Director

