Form 10-K/A
period 2019-07-31
BODY & MIND INC.
filed 2019-11-18
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Body and Mind Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended July 31, 2019 (the “Original Filing”), as originally filed with the U.S. Securities and Exchange Commission on November 13, 2019 (the “Original Filing Date”), for the sole purpose of re-filing Exhibit 101 to correct errors that were discovered in Exhibit 101.

This Amendment consists of a cover page, this explanatory note, Item 15, the signature page, updated certifications from the Company’s principal executive officer and principal financial officer as Exhibits 31.1, 31.2 and 32.1 required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and the re-filed Exhibit 101.

This Amendment does not amend, modify or otherwise update any other information in the Original Filing. In addition, this Amendment does not reflect events that may have occurred subsequent to the Original Filing Date.

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

10.38(10)	Management Assignment and Assumption Agreement between Green Light District Holdings, Inc., NMG Long Beach, LLC and The Airport Collective, Inc., dated June 19, 2019
10.39(10)	Barakett Consulting Agreement between NMG Long Beach, LLC and David Barakett, dated June 19, 2019
10.40(10)	Contemporaneous Loan Agreement between Green Light District Holdings, Inc. and Body and Mind Inc., dated June 19, 2019
10.41(10)	Assignment and First Amendment to Commercial Lease between Green Road, LLC, David Barakett, SGSD, LLC and NMG San Diego, LLC, dated June 13, 2019
10.42(10)	Litigation Loan and Security Agreement between Green Light District Holdings, Inc. and Body and Mind Inc., dated June 19, 2019
21.1(**)	Subsidiaries of Body and Mind Inc.
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
32.1(*)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(1)	Form of Voluntary Pooling Agreement with NMG Members
99.2(1)	Escrow Agreement with principals of Deploy dated November 10, 2017
99.3(1)	Form of Pooling Agreement with certain securityholders of the Company
99.4(1)	Amendment to Pooling Agreement with certain securityholders of the Company
99.5(1)	Certification as Medical Marijuana Cultivation Establishment dated November 5, 2017
99.6(1)	Certification as Medical Marijuana Production Establishment dated December 10, 2017
99.7(1)	Conditional Cultivation Business License dated January 1, 2018
99.8(1)	Conditional Production Business License dated January 1, 2018
99.9(1)	Clark County Limited Cultivation Business License dated January 1, 2018
99.10(2)	Conditional Cultivation Business License dated July 1, 2018
99.11(2)	Conditional Production Business License dated July 1, 2018
99.12(2)	Nevada State Business License for NMG dated January 30, 2018
99.13(2)	State of Nevada Medical Marijuana Cultivation Registration Certificate
99.14(2)	State of Nevada Medical Marijuana Production Registration Certificate
99.15(2)	State of Nevada Marijuana Cultivation Facility License
99.16(2)	State of Nevada Marijuana Product Manufacturing License
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

Notes:

(*)	Filed herewith.
(**)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on November 13, 2019.
(1)	Previously filed as an exhibit to our Form 10 filed with the SEC on June 1, 2018.
(2)	Previously filed as an exhibit to our Form 10 filed with the SEC on October 30, 2018.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 5, 2018.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 4, 2018.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 6, 2019.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 21, 2019.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 22, 2019.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 11, 2019.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 8, 2019.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 18, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODY AND MIND INC.

Dated: November 15, 2019	By:	/s/ Michael Mills
Michael Mills
President and Interim Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2019	By:	/s/ Dong Shim
Dong H. Shim
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 15, 2019	By:	/s/ Michael Mills
Michael Mills
President and Interim Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2019	By:	/s/ Dong Shim
Dong H. Shim
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: November 15, 2019	By:	/s/ Robert Hasman
Robert Hasman,
Director

Dated: November 15, 2019	By:	/s/ David Wenger
David Wenger
Director

Dated: November 15, 2019	By:	/s/ Brent Reuter
Brent Reuter,
Director

