Form 10-Q
period 2019-10-31
BODY & MIND INC.
filed 2019-12-23
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

or

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

(800) 361-6312

(Registrant’s telephone number, including area code)

None

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 101,853,217 shares of common stock outstanding as of December 16, 2019.

BODY AND MIND INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.		Statement 1
Consolidated Interim Balance Sheets
(U.S. Dollars)

ASSETS	As at 31 October 2019	As at 31 July 2019
	(Unaudited)
Current
Cash and cash equivalents	$6,898,235	$9,004,716
Amounts receivable	747,551	966,909
Prepaids	721,302	227,843
Inventory (Note 5)	1,247,220	1,390,419
Total Current Assets	9,614,308	11,589,887

Convertible Loan Receivable (Note 6)	67,166	52,225
Investment in NMG Ohio LLC (Note 17)	3,568,645	3,465,902
Investment in and advances to GLDH (Note 18)	10,898,324	7,373,036
Other investments (Note 19)	400,593	255,980
Property and Equipment (Note 7)	4,189,710	2,694,500
Brand and Licenses (Note 14)	8,172,000	8,172,000
Goodwill (Note 14)	2,635,721	2,635,721
TOTAL ASSETS	$39,546,467	$36,239,251

LIABILITIES
Current
Accounts payables	$758,250	$979,384
Accrued liabilities	95,210	95,234
Income taxes	239,358	239,358
Due to related parties (Note 8)	41,703	12,952
Lease liabilities (Note 20)	191,020	-
Total Current Liabilities	1,325,541	1,326,928

Lease Liabilities (Note 20)	953,007	-
Deferred Tax Liability	1,716,120	1,716,120
TOTAL LIABILITIES	3,994,668	3,043,048

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 11)
Authorized:900,000,000 Common Shares – Par Value $0.0001 Issued and Outstanding:101,760,232 (31July2019–97,279,891)Common Shares	10,176	9,728
Additional Paid-in Capital	44,794,072	41,676,611
Shares to be Issued (Notes 10, 11 and 14)	1,134,106	1,118,815
Equity Component of Convertible Debenture	88,797	88,797
Other Comprehensive Income	946,507	827,314
Deficit	(11,421,859)	(10,525,062)
TOTAL STOCKHOLDERS’ EQUITY	35,551,799	33,196,203
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,546,467	$36,239,251

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc.	Statement 2
Consolidated Interim Statements of Operations
(Unaudited)
(U.S. Dollars)

	Three Month Period Ended 31 October
	2019	2018

Sales	$1,441,626	$1,325,978
Sales tax	(198,524)	(131,419)
Cost of sales	(922,973)	(737,621)
	320,129	456,938

General and Administrative Expenses
Accounting and legal (Note 8)	44,193	78,381
Consulting fees (Notes 8 and 16)	220,227	2,600
Depreciation	4,875	3,140
Insurance	28,725	22,238
Lease expense	56,704	-
Licenses, utilities and office administration	304,724	85,092
Management fees (Note 8)	129,578	52,844
Regulatory, filing and transfer agent fees	16,736	7,196
Rent	12,365	18.362
Salaries and wages	484,051	194,175
Stock-based compensation (Notes 8 and 11)	289,578	-
Travel	50,901	2,023
	(1,642,657)	(466,051)
Loss Before Other Items	(1,322,528)	(9,113)
Other Items
Foreign exchange, net	(82,920)	(71,554)
Interest income	278,000	48
Management fee income	18,000	-
Other income	125,000	-
Equity pickup of investee (Note 17)	87,651	(7,620)
Net Loss for the Period Before Income Tax	$(896,797)	$(88,239)
Income tax expense	-	(123,555)
Net Loss for the Period	(896,797)	(211,794)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	119,193	73,315
Comprehensive Loss for the Period	$(777,604)	$(138,479)
Loss per Share – Basic and Diluted	$0.01	$0.00
Weighted Average Number of Shares Outstanding	101,149,232	47,774,817

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc.	Statement 3
Consolidated Interim Statements of Changes in Stockholders Equity
(Unaudited)
(U.S. Dollars)

	Share Capital		Additional		Equity component of	Other
	Common Shares		paid-in	Shares to be	convertible	comprehensive
	Number	Amount	capital	issued	debenture	income	Deficit	Total
Balance – 31 July 2018	47,774,817	$4,778	$16,918,082	$103,267	$-	$532,405	$(6,772,311)	$10,786,221
Foreign currency translation adjustment	-	-	-	-	-	73,315	-	73,315
Loss for the period	-	-	-	-	-	-	(211,794)	(211,794)
Balance – 31 October 2018	47,774,817	4,778	16,918,082	103,267	-	605,720	(6,984,105)	10,647,742
Balance – 31 July 2019	97,279,891	9,728	41,676,611	1,118,815	88,797	827,314	(10,525,062)	33,196,203
Acquisition of GLDH (Note 18)	4,337,111	434	2,752,348	-	-	-	-	2,752,782
Exercise of warrants (Note 11)	143,230	14	75,535	-	-	-	-	75,549
Stock-based compensation (Note 11)	-	-	289,578	-	-	-	-	289,578
Share subscriptions received in advance	-	-	-	15,291	-	-	-	15,291
Foreign currency translation adjustment	-	-	-	-	-	119,193	-	119,193
Loss for the period	-	-	-	-	-	-	(896,797)	(896,797)
Balance – 31 October 2019	101,760,232	$10,176	$44,794,072	$1,134,106	$88,797	$946,507	$(11,421,859)	$35,551,799

 The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc.	Statement4
Consolidated Interim Statements of Cash Flows (Unaudited)
(U.S. Dollars)

	Three Month Period Ended 31 October
Cash Resources Provided By (Used In)	2019	2018
Operating Activities
Loss for the period	$(896,797)	$(211,794)
Items not affecting cash:
Accrued interest income	(260,000)	-
Depreciation	78,597	69,557
Foreign exchange	1,377	738
Income tax	-	123,555
(Gain) or loss of equity investee	(87,651)	7,620
Stock-based compensation	289,578	-
Amounts receivable and prepaids	(274,101)	(115,717)
Inventory	143,199	(159,095)
Trade payables and accrued liabilities	(221,158)	102,343
Due to related parties	28,751	(41,006)
	(1,198,205)	(223,799)

Investing Activities
Investment in NMG Ohio, LLC	(16,469)	(30,000)
Investment in GLDH	(512,506)	-
Other investments	(144,613)	-
Purchase of property and equipment	(429,780)	(43,872)
Convertible loan receivable	(14,941)	-
	(1,118,309)	(73,872)

Financing Activities
Issuance of shares, net of share issue costs	75,549	-
Share subscriptions received	15,291	-
	90,840	-

Effect of exchange rate changes on cash	119,193	73,315

Net Increase (Decrease) in Cash	(2,106,481)	(224,356)
Cash– Beginning of Period	9,004,716	324,837
Cash– End of Period	$6,898,235	$100,481

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these unaudited consolidated interim financial statements.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2019
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

These unaudited consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 31 July 2019. The unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended 31 July 2019. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended 31 October 2019 are not necessarily indicative of the results that may be expected for the year ending 31 July 2020.

Principles of Consolidation These consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name	Jurisdiction	Ownership	Date of acquisition or formation
DEP Nevada Inc. (“DEP Nevada”)	Nevada, USA	100%	10 August 2017
Nevada Medical Group LLC (“NMG”)	Nevada, USA	100%	14 November 2017
NMG Retail LLC	Nevada, USA	75%	14 September 2018
NMG Long Beach LLC	California, USA	100%	18 December 2018
NMG Cathedral City LLC	California, USA	100%	4 January 2019
NMG Chula Vista LLC	California, USA	51%	10 January 2019
NMG San Diego LLC	California, USA	60%	30 January 2019

All inter-company transactions and balances are eliminated upon consolidation.

These consolidated financial statements include the following investments accounted for using the equity method of accounting:

Name	Jurisdiction	Ownership	Date of acquisition or formation
NMG Ohio LLC	Ohio, USA	30%	27 April 2017

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2019
U.S. Dollars

2.	Recent Accounting Pronouncements

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

Basis of presentation

These consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is 31 July.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As at 31 October 2019 and 31 July 2019, the Company has no allowance for doubtful accounts.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2019
U.S. Dollars

3.	Significant Accounting Policies – Continued

Revenue recognition

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

Property and equipment

Property and equipment are stated at cost and are amortized over their estimated useful lives on a straight-line basis as follows:

Office equipment	7 years
Cultivation equipment	7 years
Production equipment	7 years
Kitchen equipment	7 years
Vehicles	7 years
Vault equipment	7 years
Leasehold improvements	shorter of 15 years or the term of the lease
Right-of-use asset	Term of the lease

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

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2019
U.S. Dollars

3.	Significant Accounting Policies – Continued

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
For the three months ended 31 October 2019
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

Fair value measurements

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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
For the three months ended 31 October 2019
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

Lease accounting

Under ASC 842, leases are separated into two classifications: operating leases and financial leases. Lease classification under ASC 842 is relatively similar to ASC 840. For a lease to be classified as a finance lease, it must meet one of the five finance lease criteria: (1) transference of title/ownership to the lessee, (2) purchase option, (3) lease term for major part of the remaining economic life of the asset, (4) present value represents substantially all of the fair value of the asset, and (5) asset specialization. Any lease that does not meet these criteria is classified as an operating lease. ASC 842 requires all leases to be recognized on the Company’s balance sheet. Specifically, for operating leases, the Company must recognize a right-of-use asset and a corresponding lease liability upon lease commitment.

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

4.	Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 October 2019 and 31 July 2019:

	As at 31 October 2019	As at 31 July 2019
Financial assets at fair value
Cash	$6,898,235	$9,004,716
Convertible loan receivable	67,166	52,225

Total financial assets at fair value	$6,965,401	$9,056,941

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
For the three months ended 31 October 2019
U.S. Dollars

4.	Financial Instruments – Continued

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital of $8,288,767 as at 31 October 2019 and accordingly is not currently exposed to any liquidity risk.

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is not exposed to interest rate risk as it does not hold financial instruments that will fluctuate in value due to changes in interest rates.

Currency risk

Currency risk is the risk that the fair values of future cash flows of a financial instrument will fluctuate because they are denominated in currencies that differ from the respective functional currency. The Company is exposed to currency risk by incurring expenditures and holding assets denominated in currencies other than its functional currency. Assuming all other variables remain constant, a 1% change in the Canadian dollar against the US dollar would not result in a significant change to the Company’s consolidated interim statement of operations.

Other risks

The Company is not exposed to other risks unless otherwise noted.

5.	Inventory

	31 October 2019	31 July 2019

Work in progress	$245,750	$208,417
Finished goods	468,162	615,108
Consumables	533,308	566,894

Total	$1,247,220	$1,390,419

6.	Convertible loan receivable

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
For the three months ended 31 October 2019
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

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The sum of these two valuations is the fair value of the loan receivable. Management believes that the accretion of the straight debt portion and embedded derivative related to the conversion option are not material. As at 31 October 2019, the Company had advanced $67,166 (31 July 2019 - $52,225) and accrued interest income of $45,000 (2018 - $Nil) which is included in accounts receivable.

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2019
U.S. Dollars

7. Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Right-of-use Assets	Total
Cost:
Balance, 31 July 2018	$24,586	$435,109	$261,957	$27,694	$38,717	$1,644	$1,993,928	$-	$2,783,635
Additions	7,491	28,647	36,004	23,414	-	528	272,078	-	368,162
Balance, 31 July 2019	32,077	463,756	297,961	51,108	38,717	2,172	2,266,006	-	3,151,797
Additions	26,980	-	154,982	9,022	-	-	238,796	-	429,780
ASC 842 adoption (Note 20)	-	-	-	-	-	-	-	1,187,116	1,187,116
Balance, 31 October 2019	59,057	463,756	452,943	60,130	38,717	2,172	2,504,802	1,187,116	4,768,693

Accumulated Depreciation:
Balance, 31 July 2018	3,177	41,169	25,446	2,554	5,500	228	89,663	-	167,737
Depreciation	5,119	73,597	44,547	4,546	7,751	358	153,642	-	289,560
Balance, 31 July 2019	8,296	114,766	69,993	7,100	13,251	586	243,305	-	457,297
Depreciation	1,911	19,066	12,093	2,127	1,954	100	41,346	-	78,597
Asset lease expense (Note 20)	-	-	-	-	-	-	-	43,089	43,089
Balance, 31 October 2019	10,207	133,832	82,086	9.227	15,205	686	284,651	43,089	578,983

Net Book Value:
As at 31 July 2018	21,409	393,940	236,511	25,140	33,217	1,416	1,904,265	-	2,615,898
As at 31 July 2019	23,781	348,990	227,968	44,008	25,466	1,586	2,022,701	-	2,694,500
As at 31 October 2019	$48,850	$329,924	$370,857	$50,903	$23,512	$1,486	$2,220,151	$1,144,027	$4,189,710

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2019
U.S. Dollars

8.	Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated interim financial statements, related party transactions for the three month period ended 31 October 2019 and 2018 are as follows:

	a)	During the three months ended 31 October 2019, management fees of $34,311 (2018 - $Nil) and consulting fees of $7,556 (2018 – $Nil) were paid/accrued to a company controlled by the President and Interim Chief Executive Officer of the Company.

	b)	During the three months ended 31 October 2019, management fees of $22,668 (2018 - $Nil) and accounting fees of $Nil (2018 - $6,908) were paid/accrued to a company controlled by the Chief Financial Officer and a director of the Company.

	c)	During the three months ended 31 October 2019, salaries and wages of $45,000 (2018 - $Nil) were paid/accrued to the Chief Operating Officer of the Company.

	d)	During the three months ended 31 October 2019, management fees of $50,000 (2018 - $33,654) were paid/accrued to a company controlled by a director of the Company.

	e)	During the three months ended 31 October 2019, management fees of $5,667 (2018 - $11,514) and consulting fees of $11,334 (2018 - $Nil) were paid/accrued to a company controlled by the Corporate Secretary of the Company.

	f)	As at 31 October 2019, the Company owed $482 (31 July 2019 - $7,825) to the Interim Chief Executive Officer of the Company and a company controlled by him.

	g)	As at 31 October 2019, the Company owed $7,888 (31 July 2019 - $5,172) to the Chief Financial Officer of the Company

	h)	As at 31 October 2019, the Company owed $33,333 (31 July 2019 - $Nil) to a director of the Company and a company controlled by him.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

Included in stock-based compensation for the three months ended 31 October 2019 is $187,705 (2018 - $Nil) related to stock options issued to directors and offices of the Company.

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
For the three months ended 31 October 2019
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

	31 October 2019	31 July 2019

Balance, beginning	$-	$2,175,000
Issuance of promissory notes	-	4,000,000
Deferred finance costs	-	(822,494)
Repayment of promissory notes	-	(6,695,000)
Early repayment penalty	-	200,000
Interest and accretion expense	-	1,142,494

Balance, ending	$-	$-

10.	Convertible Debenture

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

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2019
U.S. Dollars

10.	Convertible Debenture – Continued

During the year ended 31 July 2019, the Company accrued interest and accretion expense of $98,392 (2018 - $Nil). The Company paid interest of $72,623 (2018 - $Nil) calculated up to July 31, 2019 and further paid interest of $88,821 in advance up to 30 June 2020. As consideration for receiving the interest in advance, Australis agreed to convert the debt into equity on July 1, 2020 and has given up the right to receive cash. The number of shares to be issued on conversion is fixed at 2,909,091 common shares and, accordingly, the debt is presented within equity as shares to be issued.

	31 October 2019	31 July 2019

Balance, beginning	$1,065,565	$-
Issuance of convertible debenture	-	1,128,750
Interest and accretion expense	-	98,392
Interest paid	-	(72,623)
Interest advanced	-	(88,821)
Foreign exchange adjustment	-	(133)

Balance, ending	$1,065,565	$1,065,565

11.	Capital Stock

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

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2019
U.S. Dollars

11.	Capital Stock – Continued

On 17 May 2019, the Company closed a private placement of 11,780,904 units at a price of $0.93 (CAD$1.25) per unit for aggregate gross proceeds of $10,956,241 (CAD$14,726,130). Each unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of CAD$1.50 for a period of 48 months following the closing date, subject to adjustment in certain events. The agents received a cash commission of $589,499 (CAD$793,938). The agents also received as additional consideration 635,150 non-transferable broker warrants. Each broker warrant entitles the holder to acquire one unit at an exercise price of CAD$1.25 per unit for a period of 48 months following the closing date. A corporate finance fee of $63,774 (CAD $84,750) was also paid.

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

On 12 September 2019, the Company issued 38,912 common shares upon exercise of 38,912 warrants at a price of CAD$0.66 per common share for aggregate proceeds of $19,450 (CAD$25,682).

On 4 October 2019, the Company issued 22,727 common shares upon exercise of 22,727 warrants at a price of CAD$0.90 per common share for aggregate proceeds of $15,360 (CAD$20,454).

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

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2019
U.S. Dollars

11.	Capital Stock – Continued

Stock options – Continued

On 21 August 2019, the Company issued 2,850,000 stock options with an exercise price of CAD$0.88 per share for a term of five years expiring on 21 August 2024. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant. On 16 October 2019, the Company cancelled 400,000 stock options previously granted to a director due to forfeiture, which had not vested.

The total fair value of the stock options granted was calculated to be $1,373,856 (CAD$1,818,232) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	5 years
Expected volatility	140%
Expected dividend yield	0%
Risk-free interest rate	1.28%

During the three months ended 31 October 2019, the Company recorded a stock-based compensation of $276,987 (CAD$366,779) related to these options.

On 1 October 2019, the Company issued 250,000 stock options with an exercise price of CAD$0.93 per share for a term of five years expiring on 1 October 2024. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

The total fair value of the stock options granted was calculated to be $145,045 (CAD$191,960) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	5 years
Expected volatility	140%
Expected dividend yield	0%
Risk-free interest rate	1.37%

During the three months ended 31 October 2019, the Company recorded a stock-based compensation of $12,591 (CAD$16,663) related to these options.

	31 October 2019		31 July 2019
	Number of options	Exercise Price	Number of options	Exercise Price
Opening balance	6,075,000	CAD$0.62	4,025,000	CAD$0.65
Granted	3,100,000	CAD$0.88	2,050,000	CAD$0.57
Forfeited	(400,000)	CAD$0.88	-	-

Closing balance	8,775,000	CAD$0.70	6,075,000	CAD$0.62

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2019
U.S. Dollars

11.	Capital Stock – Continued

Share purchase warrants and brokers’ warrants

	31 October 2019		31 July 2019
	Number of warrants	Exercise Price	Number of warrants	Exercise Price
Opening balance	22,514,771	CAD$1.22	10,106,820	CAD$0.89
Issued	-	-	28,415,284	CAD$0.93
Exercised	(143,230)	CAD$0.70	(16,007,333)	CAD$0.50
Expired	(225,083)	CAD$0.66	-	-

Closing balance	22,146,458	CAD$1.23	22,514,771	CAD$1.22

As at 31 October 2019, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
21,700	CAD$0.66	3 November 2019
9,072,081	CAD$0.90	14 November 2019
637,393	CAD$0.90	1 December 2019
11,780,134	CAD$1.50	17 May 2023
635,150	CAD$1.25	16 May 2023
22,146,458

12.	Segmented Information and Major Customers

The Company’s activities are all in the one industry segment of medical and recreational cannabis. All of the Company’s revenue generating activities and capital assets relate to this segment and are located in the USA. During the three months ended 31 October 2019, no individual customer accounts for 10% or more of revenue (31 July 2019 – one major customers for 12% of revenues).

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2019
U.S. Dollars

13.	Supplemental Disclosures with Respect to Cash Flows

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
For the three months ended 31 October 2019
U.S. Dollars

14.	Business Acquisition – Continued

On 14 November 2017, the Company closed the Acquisition, and acquired all of the issued and outstanding membership units of NMG (the “Units”). In consideration for the Units, the Company issued to the NMG Members an aggregate of 16,000,000 common shares with a fair value of $5,386,155 as well as a cash payment of $2,309,000 pro rata amongst the NMG members and promissory notes to the NMG members in the aggregate amount of $2,175,000. The Company also issued 2,037,879 common shares to TI Nevada with a fair value of $685,788, 212,121 common shares to Charles Fox with a fair value of $71,383, 47,000 common shares to Toro Pacific Management Inc. with a fair value of $15,816, 60,000 common shares to Chris Hunt with a fair value of $20,192, and 470,000 common shares to Benjamin Rutledge with a fair value of $159,114 in connection with the Acquisition. The Company has an obligation to issue a further 423,000 common shares to Toro Pacific Management Inc., which had a fair value of $135,202 on the date of acquisition. The Company recognized $330,324 in transaction costs in connection with the shares issued to non-NMG members. The promissory notes totalling $2,175,000 were discounted to a present value of $1,887,277 (Note 9). In connection with the closing of the Acquisition, the net proceeds of the Company’s private placements of Subscription Receipts in support of the Acquisition was released to the Company from escrow. Immediately prior to closing of the Acquisition, the Company completed a consolidation of its common shares on the basis of three (3) pre-consolidation common shares to one (1) post-consolidation common share, as well a name change, changing the name of the Company from Deploy Technologies, Inc. to Body and Mind Inc. The Company eliminated its authorized Class A Preferred shares (Note 11).

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
For the three months ended 31 October 2019
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

b)	On 25 October 2017, NMG Ohio entered into a five-year lease agreement for the property located at 709 Sugar Lane, Elyria, Ohio, containing approximately 4,100 square feet. The monthly rent is $4,200

c)

On 13 June 2019, the five-year lease agreement dated 1 December 2018 for the property located at 7625 Carroll Road, San Diego, California, containing approximately 4,600 square feet was assigned to NMG San Diego. Under the terms of the assignment and first amendment to the original lease agreement dated 13 June 2019, the Company has three options to extend the lease and each option is for five years. The monthly base rent is currently $15,000. The guaranteed monthly rent is subject to a 1-6% increase on each anniversary date of the lease, based on increases in the Consumer Price Index for San Diego County

d)

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

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2019
U.S. Dollars

15.	Commitments – Continued

	e)	On 21 August 2019, the Company entered into new and updated management and consulting agreements with the following individuals:

•	President and the Interim Chief Executive Officer – $12,500 per month;
•	Chief Financial Officer – CAD$10,000 per month;
•	Chief Operating Officer – $15,000 per month;
•	Corporate Secretary – CAD$7,500 per month;
•	President of NMG and a director – $16,666 per month; and
•	Former Chief Executive Officer and an advisor - $12,500 per month.

16.	Investment Agreement

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
For the three months ended 31 October 2019
U.S. Dollars

17.	Investment in NMG Ohio LLC

On 31 January 2019, the Company entered into a definitive agreement (“Definitive Agreement”) to acquire 100% ownership of NMG Ohio. The Company will purchase the remaining 70% interest for total cash payments of $1,575,000 and issuance of 3,173,864 common shares of the Company (Note 8). As at 31 July 2019 the Company had issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,805. During the year ended 31 July 2019, the Company made cash payments of $1,181,250. At 31 October 2019, the Definitive Agreement had not closed.

The remaining cash payments totaling $393,750 and the remaining issuance of 793,466 common shares are expected to be paid and issued upon completion of the remaining Definitive Agreement closing items.

Until such time as the Definitive Agreement closes, the Company will continue to account for its 30% ownership interest in NMG Ohio as an investment using the equity method of accounting. During the three months ended 31 October 2019, NMG Ohio recorded net revenues of $961,444, expenses of $669,273 and a net income of $292,171. The Company recorded an equity pickup of $87,651 relating to its 30% pro rata share of net income which was included in other items on the statement of operations.

	31 October 2019	31 July 2019

Opening balance	$3,465,902	$77,600
Acquisition costs: Common shares issued to vendors at fair value	-	1,448,805
Acquisition costs: Cash payments to vendors	-	1,181,250
Dispensary build-out related costs	16,469	573,633
License fees	-	100,000
Equity pickup	87,651	56,466
Foreign exchange	(1,377)	28,148

Total	$3,568,645	$3,465,902

Summarized financial information for NMG Ohio is as follows:

31 October 2019

Current assets	$768,603
Non-current assets	853,383
Total assets	1,621,986

Current liabilities	465,933
Non-current liabilities	-
Total liabilities	465,933

Revenues	961,444
Gross profit	420,904
Net income	292,171

Net income attributable to the Company	$87,651

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2019
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
For the three months ended 31 October 2019
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

The purchase price is USD$6,700,000 (the “Purchase Price”). The consideration under the Purchase Agreement includes the following on closing:

i.	The USD$5,200,000 Note is to be applied towards the Purchase Price; and

ii.	USD$1,500,000 to be paid in common shares of the Company at a price of CAD$0.7439 per common share to a maximum of 2,681,006 common shares (the “Share Payment”) (issued) (Note 11) upon NMG LB receiving the transfer of all licenses, permits and BCC authorizations for NMG LB to conduct medical and adult-use commercial cannabis retail operations. The Share Payment is subject to reduction in the event there are undisclosed liabilities by GLDH and Airport Collective.

2.	The NMG SD Settlement Agreement’s consideration includes the following on closing:

i.	USD$500,000 to be paid in common shares (issued) (Note 11) to SGSD at a share price equal to the maximum allowable discount pursuant to Canadian Securities Exchange policies, upon execution of the settlement agreement;

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2019
U.S. Dollars

18.	Investment in and advances to GLDH – Continued

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

iii.	USD$750,000 to be paid in common shares to Barakett at a price of CAD$0.7439 per common share to a maximum of 1,340,502 common shares (the “DB Additional Shares Payment”) upon NMG SD receiving all licenses, permits and authorizations for NMG SD to conduct adult-use commercial cannabis retail operations. The DB Additional Shares Payment is subject reduction whereby the reduction is tied to Barakett agreeing to pay the Company 40% of the NMG SD start-up costs.

3.	The Lease Assignment Agreement was executed under the following terms:

The Company is required to issue cash and share payments totaling USD$2,283,765 to the landlord as follows:

i.	USD$750,000, payable in common shares (issued) (Note 11) at a share price equal to the maximum allowable discount pursuant to Canadian Securities Exchange policies, upon execution of the assignment agreement;

ii.	USD$783,765, payable in cash, within 5 business days following execution of the assignment agreement (paid); and

iii.	USD$750,000, payable in cash, including interest at 5% per annum, upon receipt of the San Diego Conditional Use Permit allowing adult-use commercial cannabis retail operations.

Additionally:

1.	The Company is to provide a loan to GLDH in the amount of USD$200,000 at an interest rate of 12% per annum, accrued and compounded quarterly and due within 3 years (provided);

2.

The Company is to enter into a consulting agreement with Barakett through NMG LB to provide certain consulting and advisory services to NMG LB, agreeing to pay Barakett a total of USD$200,000 ($50,000 paid in fiscal 2019 and additional $90,000 paid during the period);

3.	The Company will forgive approximately USD$800,000 for prior operating loans advanced by the Company to GLDH; and;

Body and Mind Inc.
Notes to Consolidated Interim Financial Statements (Unaudited)
For the three months ended 31 October 2019
U.S. Dollars

18.	Investment in and advances to GLDH – Continued

	4.	The Company licenses certain intellectual property from Green Light District Management, LLC and GLDH (collectively referred to as “Licensor”). The Licensor grants the Company a perpetual license to utilize its operational intellectual property consisting of customer data, sales data, customer outreach strategies standard operating procedures, and other proprietary operational intellectual property. Licensor grants the Company a license for 2 years to utilize intellectual property such as trademarks and branding (the “Branding IP”). As consideration for the licenses, the Company has agreed to utilize the Branding IP until 19 June 2021 at the Company’s premises and at the San Diego retail locations for a period of 2 years from operations commencing at that location. Additionally, the Company agreed to pay the Licensor 3% of gross receipts from sales at the Company’s premises.

The total investment in GLDH at 31 October 2019 and 31 July 2019 is as follows:

	31 October 2019	31 July 2019

Note receivable	$7,373,036	$5,200,000
Share issuances	2,752,782	-
Interest income accrued on the Note	260,000	693,333
Advances for working capital	512,506	666,876
Lease Assignment Agreement payment	-	783,765
Foreign exchange	-	29,062

Total	$10,898,324	$7,373,036

19.	Other Investments

The Company and NMG Cathedral City (“NMG CC”) entered into a management and administrative services agreement (the "Management Agreement") with Satellites Dip, LLC, ("SD"), a licensed cannabis business conducting commercial cannabis activity within the state of California. The one year Management Agreement commenced on 6 June 2019 (Note 21) and encompasses the following:

	a.	Management Fee: NMG CC will be paid a management fee of 30% of Net Profits or $10,000 per month, whichever is greater;

b.

Brand Licensing: NMG CC shall work to broker commercial arrangements between SD and third-party cannabis brand owners whereby SD licenses commercial cannabis brands from third parties in connection with SD's commercial cannabis activity in exchange for a license fee;

c.

Equipment and Capital: NMG CC shall furnish all equipment and machinery necessary for SD's manufacturing of the Branded Products. Any equipment provided by NMG CC to SD shall be owned by NMG CC in its entirety and, subject to SD's approval of the terms, leased to SD pursuant to an Equipment Lease Agreement entered into between NMG CC and SD, dated 6 June 2019; and

d.

Loan: The Parties have entered into a certain secured loan agreement dated 6 June 2019 whereby NMG CC has loaned SD $250,000 (the "Loan") to be used solely in connection with SD's commercial cannabis activity. The Loan shall be due and payable on 6 June 2020 (the "Maturity Date") and shall bear interest at a rate of 12% per annum which shall be accrued, compounded quarterly and payable on the Maturity Date. The Loan will be secured by a security interest in and to all of SD's assets.

20.	Lease Liabilities

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

b)

On 9 April 2019, NMG entered into a three-year lease agreement for the property located at 6420 Sunset Corporate Drive, Las Vegas, NV, containing approximately 7,700 square feet. The Company has one option to extend the lease for an additional three-year term and an option to purchase the property at any point during the initial term. The monthly rent is $6,026 plus $1,129 in common area expenses, totaling $7,156 every month.

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets (Note 7), and a corresponding increase in lease liabilities, in the amount of $1,187,116 which represented the present value of future lease payments using a discount rate of 12% per annum. The Company adopted the modified retrospective approach on adopting ASC 842 and accordingly the adoption was made effective August 1, 2019, with no restatement of the prior year comparatives.

During the three months ended 31 October 2019, the Company recorded a lease expense of $56,704 related to the accretion of lease liabilities and the depreciation of right-of-use assets.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56,704
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,187,116

Weighted-average remaining lease term – operating leases	7.46 years
Weighted-average discount rate – operating leases	12%

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2020	$153,798
2021	223,398
2022	240,530
2023	248,403
2024	254,438
2025	257,827
2026	176,312
2027	179,838
2028	60,340
Total lease payments	$1,794,884
Less imputed interest	(650,857)
Total	$1,144,027

21.	Subsequent Events

On 30 November 2019, NMG CC entered into a settlement and release agreement (the “Settlement Agreement”) with SD whereby NMG CC and SD agreed to terminate the Management Agreement and to enter into a mutual release of any and all claims related to the Management Agreement, subject to the terms of the Settlement Agreement.

As of 30 November 2019, SD owed NMG CC management fees (the “Monies Owed”) under the Management Agreement. In consideration of NMG CC’s discharge of the Monies Owed, SD has agreed to pay NMG CC one-hundred percent (100%) of all proceeds received from the sale of all or any part of its inventory (the “Inventory”) as of 1 November 2019. Pursuant to the Settlement Agreement, SD shall provide monthly updates of the remaining Inventory until the Inventory has been fully exhausted. NMG CC will determine the sale price for any item in Inventory subject to the Settlement Agreement.

Brand Director Agreement

On 30 November 2019, NMG CC entered into a brand director agreement (the “Brand Director Agreement”) with SD. Pursuant to the Brand Director Agreement, SD has engaged NMG CC to provide certain advisory and brand director services in connection with SD’s manufacture of Company-branded products, as well as certain other products (the “Managed Products”) as agreed to by NMGCC (the “Brand Director Services”). The initial term of the Brand Director Agreement is six months and the parties may renew the Brand Director Agreement for successive three-month renewal periods.

The Brand Director Services include: (a) managing SD’s production of the Managed Products; (b) payment of a reimbursement fee to SD equal to the amount of direct costs and direct taxes applicable to the Managed Products; (c) managing inventory of the Managed Products; and (d) directing SD to enter into distribution agreements and sale agreements with third-party commercial cannabis licensees for the distribution and sale of the Managed Products in accordance with applicable law. Pursuant to the Brand Director Agreement, NMG CC will pay a monthly fee (the “Contribution Fee”) of $5,000 to SD. In connection with the Brand Director Agreement, as partial repayment for the principal and interest accrued under a certain loan agreement (the “Loan Agreement”) between NMG CC and SD dated 6 June 2019, SD waives payment of the Contribution Fee for the first five (5) months of the Brand Direction Agreement.

In consideration for the Brand Director Services, SD (as the “Licensee”) has agreed to pay NMG CC (in its capacity as the “Brand Director”) a brand director fee for each calendar month during the term of the Brand Director Agreement, whereby Licensee shall pay to Brand Director a fee to be calculated as follows: (x) net revenue for a single calendar month, multiplied by, (y) seventy-five percent (75%); (z) plus any fees to be paid to NMG CC in connection with the equipment lease agreement (the “Equipment Lease Agreement”) dated 6 June 2019 (the "Equipment Lease Fee") added to the product of (x) and (y), the (q) total amount shall be the fee paid to NMG CC. If the net revenue, minus the product of (x) and (y) is less than the Equipment Lease Fee in any given month, the difference shall carry over to the subsequent month, to be added to that month's Equipment Lease Fee, or the difference may be paid by Licensee at its sole option.

Brand License Agreement

On 30 November 2019, DEP entered into a brand license agreement (the “License Agreement”) with SD. Pursuant to the License Agreement, DEP granted SD a non-exclusive, non-transferable, and non-sub-licensable right (the “License”) to use certain licensed marks in connection with or on licensed products, solely in connection with SD’s commercial cannabis activity in California. In consideration for the License, SD will pay DEP a monthly fee equal to $100, payable on a quarterly basis.

During the term of the License Agreement, SD must remain in compliance with all state and local cannabis rules and regulations in California, and maintain valid commercial cannabis licenses. SD will follow the guidance of DEP and only utilize packaging and labelling materials purchased from (or at the direction of) DEP. The License Agreement will be in full force and effect for the duration of the Brand Director Agreement.

Equipment Purchase Agreement

On 30 November 2019, NMG CC and SD entered into an equipment purchase agreement (the “Equipment Purchase Agreement”) pursuant to which NMG CC agreed to purchase certain equipment (the “Equipment”) from SD. The aggregate purchase price for the Equipment is $235,684.93 and will be applied to the outstanding balance under the Loan Agreement.

First Amendment to the Equipment Lease Agreement

On 30 November 2019, NMG CC and SD entered into an amendment (the “First Amendment”) to the Equipment Lease Agreement. Pursuant to the First Amendment, NMG CC and SD amended (i) the term of the Equipment Lease Agreement to be coterminous with the Brand Director Agreement; and (ii) to update the equipment being leased pursuant to the Equipment Lease Agreement and to update the monthly rental rate for the equipment being leased.

Release & Satisfaction of Loan Agreement

On 30 November 2019, NMG CC and SD entered into a release and satisfaction of loan agreement (the “Release Agreement”). Pursuant to the Release Agreement, NMG CC agreed that all indebtedness of SD to NMG CC arising from the Loan Agreement (and promissory note issued in connection with the Loan Agreement) is hereby satisfied and discharged in full. The release is granted based on SD’s obligations and duties pursuant to the Equipment Purchase Agreement and its five (5) month waiver of the Contribution Fee under the Brand Director Agreement.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “BAM”, “Company”, “we”, “our”, and “us” refer to Body and Mind Inc. unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including, without limitation, the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2019, our most recently completed year end, to October 31, 2019, and our results of operations for the three months ended October 31, 2019, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

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

We are a Nevada corporation that, through our wholly-owned subsidiary, Nevada Medical Group, LLC (“NMG”), are engaged in the cultivation and production of medical and adult-use recreational marijuana products. NMG produces cannabis flower, oil extracts and edibles under license in the state of Nevada, which are available for sale under the brand name “Body and Mind” in dispensaries in Nevada. In California, we, through our wholly-owned subsidiary NMG Cathedral City, LLC (“NMGCC”), were managing a licensed cannabis business conducting commercial cannabis activity in Cathedral City, California pursuant to a management agreement with Satellites Dip, LLC (“SD”) who is the actual licensed manufacturer until November 30, 2019. On November 30, 2019, we along with NMGCC entered into a settlement agreement with SD with respect to the management agreement and NMGCC entered into a brand director agreement with SD whereby NMGCC has been engaged to provide certain advisory and brand director services in connection with SD’s manufacture of Company-branded products, as well as certain other products as agreed to by NMGCC as more fully described in our Current Report on Form 8-K filed with the SEC on December 5, 2019. In addition, as part of the revised arrangement with SD, our wholly-owned subsidiary, DEP Nevada Inc. (“DEP”) entered into a brand license agreement with SD whereby DEP has granted SD a non-exclusive, non-transferable, and non-sub-licensable right to use certain licensed marks in connection with or on licensed products as more fully described in our Current Report on Form 8-K filed with the SEC on December 5, 2019. Our products are sold and distributed to numerous licensed dispensaries throughout California.

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

Acquisition of NMG Ohio LLC

At the time we acquired NMG, it already owned a 30% interest in NMG Ohio, LLC (“NMG Ohio”). On or around June 7, 2018, NMG Ohio was notified by the State of Ohio that it was awarded a medical cannabis dispensary license and a provisional production license. NMG Ohio has a cannabis dispensary carrying on business as “The Clubhouse” in Elyria, Loraine County, Ohio. On January 31, 2019, we through NMG entered into a definitive agreement to acquire the remaining 70% interest in NMG Ohio. The consideration for the remaining 70% interest in NMG Ohio is to consist of cash payments totaling $1,575,000 and 3,173,864 common shares of the Company. As at the date hereof, we have issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,805, and paid approximately $600,000. Closing of the acquisition remains subject to receipt of regulatory approval.

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

(b)	CAD$1,600,000 principal amount 8% unsecured convertible debentures (the “Debentures”) of our Company having a maturity date of two years from the date of issue. The Debentures are convertible at the option of Australis into common shares of our Company at a conversion price equal to CAD$0.55 per common share up to the maturity date, subject to adjustment and acceleration in certain circumstances. If, at any time prior to the maturity date, the closing price of our common shares on the CSE (or such other stock exchange on which our common shares are then listed) is equal to or greater than CAD$1.65 for 20 consecutive trading days, our Company may force the conversion of the then outstanding principal amount of the debentures (and any accrued and unpaid interest thereon) at the then applicable conversion price on not less than 10 business days’ notice to Australis. On July 1, 2019, we entered into a conversion agreement with Australis, whereby Australis has agreed to convert the Debenture on July 1, 2020. Upon execution of the conversion agreement, we remitted CAD$148,339.72 to Australis as an advanced interest payment for the period from November 2, 2018 to July 1, 2020. Upon conversion of the Debenture, Australis will receive 2,909,091 Common Shares of our Company, to be issued at a deemed valued of CAD$0.55 per Common Share.

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

Pursuant to the terms of the Investment Agreement and subject to certain exceptions, Australis will be entitled to maintain its pro rata ownership interest the Company until such time as it no longer holds 10% or more of our Company’s issued and outstanding common shares.

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

Settlement and Release Agreement

On November 30, 2019, we through NMGCC entered into a settlement and release agreement (the “Settlement Agreement”) with SD whereby NMGCC and SD agreed to terminate the California Management Agreement and to enter into a mutual release of any and all claims related to the California Management Agreement, subject to the terms of the Settlement Agreement.

As of November 30, 2019, SD owed NMGCC management fees (the “Monies Owed”) under the California Management Agreement. In consideration of NMGCC’s discharge of the Monies Owed, SD has agreed to pay NMGCC one-hundred percent (100%) of all proceeds received from the sale of all or any part of its inventory (the “Inventory”) as of November 1, 2019. Pursuant to the Settlement Agreement, SD shall provide monthly updates of the remaining Inventory until the Inventory has been fully exhausted. NMGCC will determine the sale price for any item in Inventory subject to the Settlement Agreement.

As part of the Settlement Agreement, each of SDL and NMG mutually agree to release and discharge the other from any and all claims arising from the California Management Agreement on or before November 30, 2019.

Brand Director Agreement

On November 30, 2019, NMGCC entered into a brand director agreement (the “Brand Director Agreement”) with SD. Pursuant to the Brand Director Agreement, SD has engaged NMGCC to provide certain advisory and brand director services in connection with SD’s manufacture of Company-branded products, as well as certain other products (the “Managed Products”) as agreed to by NMGCC (the “Brand Director Services”). The initial term of the Brand Director Agreement is six months and the parties may renew the Brand Director Agreement for successive three-month renewal periods.

The Brand Director Services include: (a) managing SD’s production of the Managed Products; (b) payment of a reimbursement fee to SD equal to the amount of direct costs and direct taxes applicable to the Managed Products; (c) managing inventory of the Managed Products; and (d) directing SD to enter into distribution agreements and sale agreements with third-party commercial cannabis licensees for the distribution and sale of the Managed Products in accordance with applicable law. Pursuant to the Brand Director Agreement, NMGCC will pay a monthly fee (the “Contribution Fee”) of $5,000 to SD. In connection with the Brand Director Agreement, as partial repayment for the principal and interest accrued under a certain loan agreement (the “Loan Agreement”) between NMGCC and SD dated June 6, 2019, SD waives payment of the Contribution Fee for the first five (5) months of the Brand Direction Agreement.

In consideration for the Brand Director Services, SD (as the “Licensee”) has agreed to pay NMGCC (in its capacity as the “Brand Director”) a brand director fee for each calendar month during the term of the Brand Director Agreement, whereby Licensee shall pay to Brand Director a fee to be calculated as follows: (x) net revenue for a single calendar month, multiplied by, (y) seventy-five percent (75%); (z) plus any fees to be paid to NMGCC in connection with the equipment lease agreement (the “Equipment Lease Agreement”) dated June 6, 2019 (the "Equipment Lease Fee") added to the product of (x) and (y), the (q) total amount shall be the fee paid to NMGCC. If the net revenue, minus the product of (x) and (y) is less than the Equipment Lease Fee in any given month, the difference shall carry over to the subsequent month, to be added to that month's Equipment Lease Fee, or the difference may be paid by Licensee at its sole option.

Brand License Agreement

On November 30, 2019, DEP entered into a brand license agreement (the “License Agreement”) with SD. Pursuant to the License Agreement, DEP granted SD a non-exclusive, non-transferable, and non-sub-licensable right (the “License”) to use certain licensed marks in connection with or on licensed products, solely in connection with SD’s commercial cannabis activity in California. In consideration for the License, SD will pay DEP a monthly fee equal to $100, payable on a quarterly basis.

During the term of the License Agreement, SD must remain in compliance with all state and local cannabis rules and regulations in California, and maintain valid commercial cannabis licenses. SD will follow the guidance of DEP and only utilize packaging and labelling materials purchased from (or at the direction of) DEP. The License Agreement will be in full force and effect for the duration of the Brand Director Agreement.

Equipment Purchase Agreement

On November 30, 2019, NMGCC and SD entered into an equipment purchase agreement (the “Equipment Purchase Agreement”) pursuant to which NMGCC agreed to purchase certain equipment (the “Equipment”) from SD. The aggregate purchase price for the Equipment is $235,684.93 and will be applied to the outstanding balance under the Loan Agreement.

First Amendment to the Equipment Lease Agreement

On November 30, 2019, NMGCC and SD entered into an amendment (the “First Amendment”) to the Equipment Lease Agreement. Pursuant to the First Amendment, NMGCC and SD amended (i) the term of the Equipment Lease Agreement to be coterminous with the Brand Director Agreement; and (ii) to update the equipment being leased pursuant to the Equipment Lease Agreement and to update the monthly rental rate for the equipment being leased.

Release & Satisfaction of Loan Agreement

On November 30, 2019, NMGCC and SD entered into a release and satisfaction of loan agreement (the “Release Agreement”). Pursuant to the Release Agreement, NMGCC agreed that all indebtedness of SD to NMGCC arising from the Loan Agreement (and promissory note issued in connection with the Loan Agreement) is hereby satisfied and discharged in full. The release is granted based on SD’s obligations and duties pursuant to the Equipment Purchase Agreement and its five (5) month waiver of the Contribution Fee under the Brand Director Agreement.

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

Results of Operations for the three month periods ended October 31, 2019 and 2018

The following table sets forth our results of operations for the three month periods ended October 31, 2019 and 2018:

	October 31, 2019 $	October 31, 2018 $
Sales, net of taxes	1,441,626	1,325,978
Cost of Sales	(1,121,497)	(869,040)
Gross Margin	320,129	456,938
General and Administrative Expenses	(1,642,657)	(466,051)
Foreign Currency Translation Adjustment	119,193	73,315
Comprehensive Income (Loss)	(777,604)	(138,479)
Basic and Diluted Earnings (Loss) Per Share	(0.01)	(0.00)

Revenues

For the three month period ended October 31, 2019 we had total net sales of $1,441,626 and cost of sales of $1,121,497 for a gross margin of $320,129 compared total net sales of $1,325,978 and cost of sales of $869,040 for a gross margin of $456,938 in the three month period ended October 31, 2018. During the three months ended October 31, 2019, the Company recorded product sales as follows:

Revenues – By Product	Three months ended October 31, 2019 $	%

Flower	1,047,139	72.6%
Concentrates	306,883	21.3%
Edibles	87,604	6.1%

Total	1,441,626

The Company’s revenue generating products, being flower, concentrates, edibles, are expected to have relatively consistent revenues for the foreseeable future.

Operating Expenses

For the three month period ended October 31, 2019, operating expenses totaled $1,642,657 compared with $466,051 for the three month period ended October 31, 2018. A significant reason for the increase in operating expenses between the periods related to increased consulting fees from $2,600 to $220,227 as a result of various ongoing acquisitions. The Company adopted ASC 842, Lease Accounting, and presented lease expense of $56,704 on the income statement related to the two leases in Nevada, USA. The Company’s office administration and salaries and wages increased considerably as a result of increased operations in Nevada as well as the total number of employees under payroll. The Company also recorded a non-cash stock-based compensation of $289,578 related to August 2019 and October 2019 options granted to certain officers, directors, employees and/or consultants of the Company.

Other Items

During the three month period ended October 31, 2019, our other items accounted for $425,731 in income as compared to $79,126 in expenses for the three month period ended October 31, 2018. The significant components in other items primarily relates to the Company’s proportion of income on equity investee in NMG Ohio LLC of $87,651 (2018 – loss of $7,620) and interest income on the secured convertible note related to the investment in GLDH and convertible loan receivable from CCG in the amount of $278,000 (2018 - $48).

Net Loss

Net loss for the quarter ended October 31, 2019 totaled $896,797 compared with a net loss of $211,794 for the quarter ended October 31, 2018, an increase in net loss of $685,003.

Other Comprehensive Income (Loss)

We recorded translation adjustments gain of $119,193 and $73,315 for the three months ended October 31, 2019 and 2018, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of October 31, 2019:

As of October 31, 2019
(unaudited)
Cash reserves	$6,898,235
Working capital	$8,288,767

On 17 May 2019, the Company closed a private placement of 11,780,904 units at a price of $0.93 (CAD$1.25) per unit for aggregate gross proceeds of $10,956,241 (CAD$14,726,130). Each unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of CAD$1.50 for a period of 48 months following the closing date, subject to adjustment in certain events. The agents received a cash commission of $589,499 (CAD$793,938). The agents also received as additional consideration 635,150 non-transferable broker warrants. Each broker warrant entitles the holder to acquire one unit at an exercise price of CAD$1.25 per unit for a period of 48 months following the closing date. A corporate finance fee of $63,774 (CAD $84,750) was also paid.

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

On 12 September 2019, the Company issued 38,912 common shares upon exercise of 38,912 warrants at a price of CAD$0.66 per common share for aggregate proceeds of $19,450 (CAD$25,682).

On 4 October 2019, the Company issued 22,727 common shares upon exercise of 22,727 warrants at a price of CAD$0.90 per common share for aggregate proceeds of $15,360 (CAD$20,454).

Statement of Cash flows

During the three month period ended October 31, 2019, our net cash decreased by $2,106,481 (2018: decrease of $224,356), which included net cash used in operating activities of $1,198,205 (2018: $223,799), net cash used in investing activities of $1,118,309 (2018: $73,872), net cash provided by financing activities of $90,840 (2018: $Nil) and effect of exchange rate changes on cash and cash equivalents of $119,193 (2018: $73,315).

Cash Flow used in Operating Activities

Cash flow used in operating activities totaled $1,198,205 and $223,799 during the three months ended October 31, 2019 and 2018, respectively. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $896,797 during the three months ended October 31, 2019 compared to $211,794 in 2018. The net loss in 2019 included non-cash depreciation of $78,597 (2018: $69,557), accrued interest income of $260,000 (2018: $Nil), gain of equity investee of $87,651 (2018: loss of $7,620) and stock-based compensation of $289,578 (2018: $Nil).

The following non-cash items further adjusted the loss for the three months ended October 31, 2019 and 2018:

•

Increase in amounts receivable and prepaid of $274,101 (2018: $115,717), decrease in inventory of $143,199 (2018: increase of $159,095), decrease in trade payables and accrued liabilities of $221,158 (2018: increase of $102,343), and increase in due to related parties of $28,751 (2018: decrease of $41,006)

Cash Flow used in Investing Activities

During the three month period ended October 31, 2019, investing activities used cash of $1,118,309 compared to $73,872 during the three month period ended October 31, 2018. The change in cash used in investing activities from the three month period ended October 31, 2019 relates primarily to acquisition of NMG Ohio LLC of $16,469 (2018: $30,000), investment in Green Light District Holdings, Inc. of $512,506 (2018: $Nil), additional property and equipment of $429,780 (2018: $43,872), and loans provided to SD of $144,613 (2018: $Nil). The Company also provided a convertible loan of $14,941 (2018: $Nil) to CCG in Arkansas.

Cash Flow provided by Financing Activities

During the three month period ended October 31, 2019, financing activities provided cash of $90,840 compared to $Nil during the three month period ended October 31, 2018. During the three month period ended October 31, 2019, the Company issued 143,230 common shares for proceeds of $75,549 related to the exercise of 142,230 warrants and received $15,291 related to the exercise of 22,485 warrants that were issued on November 14, 2019.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

Subsequent Events

Settlement and Release Agreement

On November 30, 2019, we through NMGCC entered into the Settlement Agreement with SD whereby NMGCC and SD agreed to terminate the California Management Agreement and to enter into a mutual release of any and all claims related to the California Management Agreement, subject to the terms of the Settlement Agreement.

As of November 30, 2019, SD owed the Monies Owed to NMGCC under the California Management Agreement. In consideration of NMGCC’s discharge of the Monies Owed, SD has agreed to pay NMGCC one-hundred percent (100%) of all proceeds received from the sale of all or any part of the Inventory as of November 1, 2019. Pursuant to the Settlement Agreement, SD shall provide monthly updates of the remaining Inventory until the Inventory has been fully exhausted. NMGCC will determine the sale price for any item in Inventory subject to the Settlement Agreement.

As part of the Settlement Agreement, each of SDL and NMG mutually agree to release and discharge the other from any and all claims arising from the California Management Agreement on or before November 30, 2019.

Brand Director Agreement

On November 30, 2019, NMGCC entered into the Brand Director Agreement with SD. Pursuant to the Brand Director Agreement, SD has engaged NMGCC to provide certain advisory and brand director services in connection with SD’s manufacture of the Managed Products as agreed to by NMGCC (the “Brand Director Services”). The initial term of the Brand Director Agreement is six months and the parties may renew the Brand Director Agreement for successive three-month renewal periods.

The Brand Director Services include: (a) managing SD’s production of the Managed Products; (b) payment of a reimbursement fee to SD equal to the amount of direct costs and direct taxes applicable to the Managed Products; (c) managing inventory of the Managed Products; and (d) directing SD to enter into distribution agreements and sale agreements with third-party commercial cannabis licensees for the distribution and sale of the Managed Products in accordance with applicable law. Pursuant to the Brand Director Agreement, NMGCC will pay a monthly Contribution Fee of $5,000 to SD. In connection with the Brand Director Agreement, as partial repayment for the principal and interest accrued under the Loan Agreement between NMGCC and SD dated June 6, 2019, SD waives payment of the Contribution Fee for the first five (5) months of the Brand Direction Agreement.

In consideration for the Brand Director Services, SD (as the “Licensee”) has agreed to pay NMGCC as the Brand Director a brand director fee for each calendar month during the term of the Brand Director Agreement, whereby Licensee shall pay to Brand Director a fee to be calculated as follows: (x) net revenue for a single calendar month, multiplied by, (y) seventy-five percent (75%); (z) plus any fees to be paid to NMGCC in connection with the Equipment Lease Agreement dated June 6, 2019 (the "Equipment Lease Fee") added to the product of (x) and (y), the (q) total amount shall be the fee paid to NMGCC. If the net revenue, minus the product of (x) and (y) is less than the Equipment Lease Fee in any given month, the difference shall carry over to the subsequent month, to be added to that month's Equipment Lease Fee, or the difference may be paid by Licensee at its sole option.

Brand License Agreement

On November 30, 2019, DEP entered into the License Agreement with SD. Pursuant to the License Agreement, DEP granted SD a non-exclusive, non-transferable, and non-sub-licensable right (the “License”) to use certain licensed marks in connection with or on licensed products, solely in connection with SD’s commercial cannabis activity in California. In consideration for the License, SD will pay DEP a monthly fee equal to $100, payable on a quarterly basis.

During the term of the License Agreement, SD must remain in compliance with all state and local cannabis rules and regulations in California, and maintain valid commercial cannabis licenses. SD will follow the guidance of DEP and only utilize packaging and labelling materials purchased from (or at the direction of) DEP. The License Agreement will be in full force and effect for the duration of the Brand Director Agreement.

Equipment Purchase Agreement

On November 30, 2019, NMGCC and SD entered into the Equipment Purchase Agreement pursuant to which NMGCC agreed to purchase the Equipment from SD. The aggregate purchase price for the Equipment is $235,684.93 and will be applied to the outstanding balance under the Loan Agreement.

First Amendment to the Equipment Lease Agreement

On November 30, 2019, NMGCC and SD entered into the First Amendment to the Equipment Lease Agreement. Pursuant to the First Amendment, NMGCC and SD amended (i) the term of the Equipment Lease Agreement to be coterminous with the Brand Director Agreement; and (ii) to update the equipment being leased pursuant to the Equipment Lease Agreement and to update the monthly rental rate for the equipment being leased.

Release & Satisfaction of Loan Agreement

On November 30, 2019, NMGCC and SD entered into the Release Agreement. Pursuant to the Release Agreement, NMGCC agreed that all indebtedness of SD to NMGCC arising from the Loan Agreement (and promissory note issued in connection with the Loan Agreement) is hereby satisfied and discharged in full. The release is granted based on SD’s obligations and duties pursuant to the Equipment Purchase Agreement and its five (5) month waiver of the Contribution Fee under the Brand Director Agreement.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital of $8,288,767 as at October 31, 2019.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Michael Mills, and our Chief Financial Officer, Dong H. Shim, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2019 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were effective as of October 31, 2019.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 31, 2019 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

On August 12, 2019, we issued 81,591 common shares upon exercise of 81,591 warrants by an entity at a price of CAD$0.66 per common share for aggregate proceeds of $40,765 (CAD$53,850). We relied on the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such common shares as the securities were issued to the non-U.S. person through an offshore transaction which was negotiated and consummated outside of the United States.

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

On September 12, 2019, we issued 38,912 common shares upon exercise of 38,912 warrants at a price of CAD$0.66 per common share for aggregate proceeds of $19,450 (CAD$25,682). We relied on the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such common shares as the securities were issued to the non-U.S. person through an offshore transaction which was negotiated and consummated outside of the United States.

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

On October 4, 2019, we issued 22,727 common shares upon exercise of 22,727 warrants at a price of CAD$0.90 per common share for aggregate proceeds of $15,360 (CAD$20,454). We relied on the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such common shares as the securities were issued to the non-U.S. person through an offshore transaction which was negotiated and consummated outside of the United States.

On November 14, 2019, we issued 22,485 common shares upon exercise of 22,485 warrants at a price of CAD$0.90 per common share for aggregate proceeds of $15,264 (CAD$20,237). We relied on the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such common shares as the securities were issued to the non-U.S. person through an offshore transaction which was negotiated and consummated outside of the United States.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

10.1	Settlement and Release Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019
10.2	Brand Director Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019
10.3	Brand License Agreement between DEP Nevada Inc. and Satellites Dip, LLC, dated November 30, 2019
10.4	Equipment Purchase Agreement between Satellites Dip, LLC and NMG Cathedral City, LLC, dated November 30, 2019
10.5	First Amendment to Equipment Lease Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019
10.6	Release & Satisfaction of Loan Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consulting Agreement between Body and Mind Inc., Fairlawn Capital Partners Ltd. and Michael Mills, dated August 21, 2019
99.2	Consulting Agreement between Body and Mind Inc., Toro Pacific Management Inc. and Leonard Clough, dated August 21, 2019
99.3	Consulting Agreement between Body and Mind Inc., Golden Tree Capital Corp. and Dong H. Shim, dated August 21, 2019
99.4	Consulting Agreement between Body and Mind Inc., Stonerock Financial Ltd. and Darren Tindale, dated August 21, 2019
99.5	Employment Agreement between Body and Mind Inc. and Stephen ‘Trip’ Hoffman, dated effective November 15, 2018
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BODY AND MIND INC.
Date: December 23, 2019	BY:	/s/ Michael Mills
Michael Mills,
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 23, 2019	BY:	/s/ Dong Shim
Dong H. Shim,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

