Form 10-Q
period 2020-01-31
BODY & MIND INC.
filed 2020-03-23
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 101,853,217 shares of common stock outstanding as of March 23, 2020.

BODY AND MIND INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.	Statement 1

Condensed Consolidated Interim Balance Sheets
(U.S. Dollars)

ASSETS	As at 31 January 2020 (Unaudited)	As at 31 July 2019

Current
Cash and cash equivalents	$3,374,079	$9,004,716
Amounts receivable	1,094,449	939,909
Interests receivable (Note 6)	63,000	27,000
Prepaids	869,614	227,843
Inventory (Note 5)	1,522,260	1,390,419
Total Current Assets	6,923,402	11,589,887

Convertible Loan Receivable (Note 6)	948,310	52,225
Investment in NMG Ohio LLC (Note 17)	3,573,314	3,465,902
Investment in and advances to GLDH (Note 18)	11,886,379	7,373,036
Other investments (Note 19)	-	255,980
Property and Equipment (Note 7)	4,676,499	2,694,500
Brand and Licenses	8,172,000	8,172,000
Goodwill	2,635,721	2,635,721
TOTAL ASSETS	$38,815,625	$36,239,251

LIABILITIES
Current
Accounts payables	$941,736	$979,384
Accrued liabilities	95,070	95,234
Income taxes	239,358	239,358
Due to related parties (Note 8)	7,680	12,952
Lease liabilities (Note 20)	195,983	-
Total Current Liabilities	1,479,827	1,326,928

Lease Liabilities (Note 20)	905,715	-
Deferred Tax Liability	1,716,120	1,716,120
TOTAL LIABILITIES	4,101,662	3,043,048

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 11)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
101,853,217 (31 July 2019 – 97,279,891 ) CommonShares	10,185	9,728
Additional Paid-in Capital	45,285,374	41,765,408
Shares to be Issued (Notes 10, 11 and 14)	1,232,548	1,118,815
Other Comprehensive Income	843,067	827,314
Deficit	(12,657,211)	(10,525,062)
TOTAL STOCKHOLDERS’ EQUITY	34,713,963	33,196,203
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,815,625	$36,239,251

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 2

Condensed Consolidated Interim Statements of Operations (Unaudited)
(U.S. Dollars)

	Three Month Period Ended 31 January		Six Month Period Ended 31 January
	2020	2019	2020	2019

Sales	$1,572,284	1,195,745	$3,013,910	$2,521,723
Sales tax	(356,394)	(115,927)	(554,918)	(247,346)
Cost of sales	(686,691)	(575,948)	(1,609,664)	(1,313,569)
	529,199	503,870	849,328	960,808

General and Administrative Expenses
Accounting and legal (Note 8)	356,491	218,899	400,684	297,280
Bad debt expense	46,931	-	46,931	-
Consulting fees (Notes 8 and 16)	135,953	107,687	356,180	110,287
Depreciation	5,331	3,348	10,206	6,488
Insurance	22,605	16,538	51,330	38,776
Lease expense	54,926	-	111,630	-
Licenses, utilities and office administration	239,576	325,527	544,300	410,619
Management fees (Note 8)	55,683	114,430	185,261	167,274
Regulatory, filing and transfer agent fees	22,598	41,853	39,334	49,049
Rent	8,092	18,000	20,457	36,362
Salaries and wages	453,807	188,965	937,858	383,140
Stock-based compensation (Notes 8 and 11)	369,437	870,808	659,015	870,808
Travel	41,436	11,703	92,337	13,726
	(1,812,866)	(1,917,758)	(3,455,523)	(2,383,809)

Loss Before Other Income (Expenses)	(1,283,667)	(1,413,888)	(2,606,195)	(1,423,001)
Other Income (Expenses)
Foreign exchange, net	1,914	(24,393)	(81,006)	(95,949)
Interest expense	(131,850)	(202,065)	(131,850)	(202,017)
Interest income	278,688	-	556,688	-
Loss on settlement (Note 19)	(239,328)	-	(239,328)
Management fee income	36,000	-	54,000	-
Other income	-	-	125,000	-
Write-off of assets	(1,008)	-	(1,008)	-
Equity in earnings (losses) (Note 17)	103,899	(23,939)	191,550	(31,559)
Net Loss for the Period Before Income Tax	$(1,235,352)	(1,664,285)	$(2,132,149)	$(1,752,526)
Income tax expense	-	(99,394)	-	(222,948)
Net Loss for the Period	(1,235,352)	(1,763,679)	(2,132,149)	(1,975,474)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(103,440)	(120,725)	15,753	(26,314)
Comprehensive Loss for the Period	$(1,338,792)	(1,884,404)	$(2,116,396)	$(2,001,788)
Loss per Share – Basic and Diluted	$(0.01)	(0.03)	$(0.02)	$(0.03)
Weighted Average Number of Shares Outstanding	101,841,511	66,697,215	101,495,573	57,236,016

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 3

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited) (U.S. Dollars)

	Share Capital		Additional			Other
	Common Shares		paid-in	Shares to be	Subscriptions	comprehensive
	Number	Amount	capital	issued	Receivable	income	Deficit	Total
Balance – 31 July 2018	47,774,817	$4,778	$16,918,082	$103,267	$	$532,405	$(6,772,311)	$10,786,221
Foreign currency translation adjustment	-	-	-	-	-	94,411	-	94,411
Loss for the period	-	-	-	-	-	-	(211,795)	(211,795)
Balance – 31 October 2018	47,774,817	4,778	16,918,082	103,267	-	626,816	(6,984,106)	10,668,837
Private placement (Note 10)	16,000,000	1,600	4,882,240	-	-	-	-	4,883,840
Exercise of warrants (Note 10)	3,206,160	321	1,204,875	-	-	-	-	1,205,196
Issuance of escrowed shares (Note 10)	70,500	7	27,321	(27,328)	-	-	-	-
Share issue costs	322,581	31	(270,767)	-	-	-	-	(270,736)
Finance fee for promissory note (Note 8)	1,105,083	111	822,383	-	-	-	-	822,494
Investment agreement with Australis (Note 15)	1,768,545	177	786,946	-	(787,123)	-	-	-
Acquisition of NMG Ohio LLC (Note 16)	2,380,398	238	1,448,567	-	-	-	-	1,448,805
Equity component of convertible debenture (Note 9)	-	-	88,797	-	-	-	-	88,797
Stock-based compensation (Note 10)	-	-	870,808	-	-	-	-	870,808
Foreign currency translation adjustment	-	-	-	-	-	(120,725)	-	(120,725)
Loss for the period	-	-	-	-	-	-	(1,763,679)	(1,763,679)
Balance – 31 January 2019	72,628,084	7,263	26,779,252	75,939	(787,123)	506,091	(8,747,785)	17,833,637
Balance – 31 July 2019	97,279,891	9,728	41,765,408	1,118,815	-	827,314	(10,525,062)	33,196,203
Acquisition of GLDH (Note 18)	4,337,111	434	2,752,348	-	-	-	-	2,752,782
Exercise of warrants (Note 11)	143,230	14	75,535	-	-	-	-	75,549
Stock-based compensation (Note 11)	-	-	289,578	-	-	-	-	289,578
Share subscriptions received in advance	-	-	-	15,291	-	-	-	15,291
Foreign currency translation adjustment	-	-	-	-	-	119,193	-	119,193
Loss for the period	-	-	-	-	-	-	(896,797)	(896,797)
Balance – 31 October 2019	101,760,232	10,176	44,882,869	1,134,106	-	946,507	(11,421,859)	35,551,799
Exercise of warrants (Note 11)	22,485	2	15,289	-	-	-	-	15,291
Escrow release	70,500	7	17,779	(17,786)	-	-	-	-
Stock-based compensation (Note 11)	-	-	369,437	-	-	-	-	369,437
Share subscriptions received in advance	-	-	-	(15,291)	-	-	-	(15,291)
Accretion and interest on convertible debt	-	-	-	131,519	-	-	-	131,519
Foreign currency translation adjustment	-	-	-	-	-	(103,440)	-	(103,440)
Loss for the period	-	-	-	-	-	-	(1,235,352)	(1,235,352)
Balance – 31 January 2020	101,853,217	$10,185	$45,285,374	$1,232,548	$-	$843,067	$(12,657,211)	$34,713,963

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 4

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)
(U.S. Dollars)
	Six Month Period Ended 31 January
Cash Resources Provided By (Used In)	2020	2019
Operating Activities
Loss for the period	$(2,132,149)	$(1,975,474)
Items not affecting cash:
Accrued interest and accretion	131,850	207,222
Accrued interest income	(520,000)	-
Accrued management fee income	(54,000)	-
Depreciation	157,855	141,901
Foreign exchange	35,786	2,386
Income tax	-	222,948
(Gain) or loss of equity investee	(191,550)	31,559
Loss on settlement	239,328	-
Stock-based compensation	659,015	870,808
Amounts receivable and prepaids	(716,996)	(125,748)
Inventory	(131,841)	(615,174)
Trade payables and accrued liabilities	(37,812)	369,957
Due to related parties	(5,272)	(45,489)
	(2,565,786)	(915,104)

Investing Activities
Repayment by (investment in) NMG Ohio, LLC	90,969	(612,619)
Investment in GLDH	(1,285,960)	(5,752,180)
Other investments	(334,348)	-
Purchase of property and equipment	(802,471)	(145,760)
Convertible loan receivable	(842,085)	-
	(3,173,895)	(6,510,559)

Financing Activities
Issuance of shares, net of share issue costs	90,840	5,818,300
Loans obtained	-	5,202,579
Loans repaid	-	(1,175,000)
	90,840	9,845,879

Effect of exchange rate changes on cash	18,204	(26,314)

Net Increase (Decrease) in Cash	(5,630,637)	2,393,902
Cash– Beginning of Period	9,004,716	324,837
Cash– End of Period	$3,374,079	$2,718,739

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

1.	Nature and Continuance of Operations

Body and Mind Inc. (the “Company”) was incorporated on 5 November 1998 in the State of Delaware, USA, under the name Concept Development Group, Inc. In May 2004, the Company acquired 100% of Vocalscape, Inc. and changed its name to Vocalscape, Inc. On October 28, 2005, the Company changed our name to Nevstar Precious Metals Inc. On October 23, 2008, the Company changed its name to Deploy Technologies Inc. (“Deploy Tech”) and, on September 15, 2010, the Company incorporated a wholly-owned subsidiary, Deploy Acquisition Corp. (“Deploy”) under the laws of the State of Nevada, USA. On September 17, 2010, the Company merged with and into Deploy under the laws of the State of Nevada. Deploy, as the surviving corporation of the merger, assumed all the assets, obligations and commitments of Deploy Tech, and we were effectively re-domiciled in the State of Nevada. Upon the completion of the merger, Deploy assumed the name “Deploy Technologies Inc.”, and all of the issued and outstanding common stock of Deploy Tech was automatically converted into and became Deploy’s issued and outstanding common stock.

On 14 November 2017, the Company acquired Nevada Medical Group, LLC (“NMG”) and changed its name to Body and Mind Inc. The Company is now a supplier and grower of medical and recreational cannabis in the state of Nevada, and has retail operations in California, Ohio and Arkansas.

These unaudited condensed consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

These unaudited condensed consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 31 July 2019. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended 31 July 2019. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended 31 January 2020 are not necessarily indicative of the results that may be expected for the year ending 31 July 2020.

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
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

The following is a summary of significant accounting policies used in the preparation of these condensed consolidated interim financial statements.

Basis of presentation

These condensed consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is 31 July.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As at 31 January 2020 and 31 July 2019, the Company has no allowance for doubtful accounts.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

3.	Significant Accounting Policies – Continued

Revenue recognition

During the year ended 31 July 2018, the Company recognized revenue in accordance with ASC 605, “Revenue Recognition”. Revenue was considered realized or realizable and earned when all of the following criteria were met: (1) persuasive evidence of an arrangement exists, (2) the sales price is fixed or determinable, (3) collectability is reasonably assured, and (4) products have been shipped and the customer has taken ownership and assumed risk of loss.

On 1 August 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” and all of the related amendments, which are also codified into ASC 606. The Company elected to adopt this guidance using the modified retrospective method. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations or cash flows. Under the new standard, the Company recognizes a sale as follows:

The Company recognizes revenue product sales when our customers obtain control of our products. This determination is based on the customer specific terms of the arrangement. Upon transfer of control, the Company has no further performance obligations.

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets or liabilities that fall under the scope of ASC 606.

The Company’s revenues accounted for under ASC 606, generally, do not require significant estimates or judgments based on the nature of the Company’s revenue streams. The sales prices are generally fixed and all consideration from contracts from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration.

Inventory

Inventory consists of raw material, work in progress (live plants and plants in the drying process), finished goods, and consumables. The Company values its raw material, finished goods and consumables at the lower of the actual costs or its current estimated market value less costs to sell. The Company values its work in progress at cost. The Company periodically reviews its inventory for obsolete and potentially impaired items. As at 31 January 2020 and 31 July 2019, the Company has no reserve for inventory.

Property and equipment

Property and equipment are stated at cost and are amortized over their estimated useful lives on a straight-line basis as follows:

Office equipment	7 years
Cultivation equipment	7 years
Production equipment	7 years
Kitchen equipment	7 years
Vehicles	7 years
Vault equipment	7 years
Leasehold improvements	shorter of 15 years or the term of the lease

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the condensed consolidated interim financial statements. As at 31 January 2020 and 31 July 2019, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

3.	Significant Accounting Policies – Continued

Stock-based compensation

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes Option Pricing Model. The fair value determined represents the cost for the award and is recognized over the required service period, generally defined as the vesting period. The Company’s accounting policy is to recognize forfeitures as they occur.

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

Use of estimates and assumptions

The preparation of condensed consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

3.	Significant Accounting Policies – Continued

Lease accounting

Under ASC 842, leases are separated into two classifications: operating leases and financial leases. Lease classification under ASC 842 is relatively similar to ASC 840. For a lease to be classified as a finance lease, it must meet one of the five finance lease criteria: (1) transference of title/ownership to the lessee, (2) purchase option, (3) lease term for major part of the remaining economic life of the asset, (4) present value represents substantially all of the fair value of the asset, and (5) asset specialization. Any lease that do not meet these criteria is classified as an operating lease. ASC 842 requires all leases to be recognized on the Company’s balance sheet. Specifically, for operating leases, the Company recognize a right-of-use asset and a corresponding lease liability upon lease commitment.

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

4.	Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 January 2020 and 31 July 2019:

	As at 31 January 2020	As at 31 July 2019
Financial assets at fair value
Cash	$3,374,079	$9,004,716
Convertible loan receivable	948,310	52,225

Total financial assets at fair value	$4,322,389	$9,056,941

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

Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Company is not exposed to credit risk related to cash and cash equivalents as it does not hold cash in excess of federally insured limits, with major financial institutions. Credit risk associated with the convertible loans receivable (including the investment in and advances to Green Light District Holdings, Inc.) arises from the possibility that the principal and/or interest due may become uncollectible. The Company mitigates this risk by managing and monitoring the underlying business relationship.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

4.	Financial Instruments – Continued

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company has an accumulated deficit of $12,657,211, recurring losses of $2,132,149 and negative cash flows from operations of $2,565,786 for the six months ended 31 January 2020, and had a working capital of $5,443,575 as at 31 January 2020. There can be no assurance that the Company will be successful with generating and maintaining profitable operations or will be able to secure future debt or equity financing for its working capital and expansion activities.

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

5.	Inventory

	31 January 2020	31 July 2019

Work in progress	$233,818	$208,417
Finished goods	652,121	615,108
Consumables	636,321	566,894

Total	$1,522,260	$1,390,419

6.	Convertible loan receivable

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
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

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The sum of these two valuations is the fair value of the loan receivable. Management believes that the accretion of the straight debt portion and embedded derivative related to the conversion option are not material. As at 31 January 2020, the Company had advanced $948,310 (31 July 2019 - $52,225) and accrued interest income of $18,000 (2019 - $Nil) and $36,000 (2019 - $Nil) for the three and six months ended 31 January 2020, respectively. As at 31 January 2020, total interest receivable was $63,000 (31 July 2019 - $27,000).

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

7. Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Right-of-use Assets	Total
Cost:
Balance, 31 July 2018	$24,586	$435,109	$261,957	$27,694	$38,717	$1,644	$1,993,928	$-	$2,783,635
Additions	7,491	28,647	36,004	23,414	-	528	272,078	-	368,162
Balance, 31 July 2019	32,077	463,756	297,961	51,108	38,717	2,172	2,266,006	-	3,151,797
Additions	40,869	-	247,762	9,022	-	-	740,503	-	1,038,156
ASC 842 adoption (Notes 13 and 20)	-	-	-	-	-	-	-	1,187,116	1,187,116
Balance, 31 January 2020	72,946	463,756	545,723	60,130	38,717	2,172	3,006,509	1,187,116	5,377,069

Accumulated Depreciation:
Balance, 31 July 2018	3,177	41,169	25,446	2,554	5,500	228	89,663	-	167,737
Depreciation	5,119	73,597	44,547	4,546	7,751	358	153,642	-	289,560
Balance, 31 July 2019	8,296	114,766	69,993	7,100	13,251	586	243,305	-	457,297
Depreciation	4,276	38,132	24,188	4,253	3,907	200	82,899	-	157,855
Asset lease expense (Note 20)	-	-	-	-	-	-	-	85,418	85,418
Balance, 31 January 2020	12,572	152,898	94,181	11,353	17,158	786	326,204	85,418	700,570

Net Book Value:
As at 31 July 2018	21,409	393,940	236,511	25,140	33,217	1,416	1,904,265	-	2,615,898
As at 31 July 2019	23,781	348,990	227,968	44,008	25,466	1,586	2,022,701	-	2,694,500
As at 31 January 2020	$60,374	$310,858	$451,542	$48,777	$21,559	$1,386	$2,680,305	$1,101,698	$4,676,499

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

8.	Related Party Balances and Transactions

In addition to those disclosed elsewhere in these condensed consolidated interim financial statements, related party transactions paid/accrued for the three and six months ended 31 January 2020 and 2019 are as follows:

	For the three months ended 31 January 2020	For the three months ended 31 January 2019	For the six months ended 31 January 2020	For the six months ended 31 January 2019
A company controlled by the President and Interim Chief Executive Officer
Management fees	$37,511	$-	$79,378	$-
A company controlled by the Chief Financial Officer and a director
Management fees	25,232	-	47,900	-
Accounting fees	-	11,611	-	18,519
A company controlled by a former director and former President of NMG
Management fees	8,333	66,992	16,666	100,646
A company controlled by the Corporate Secretary
Management fees	25,322	7,476	30,989	18,990
Consulting fees	1,552	-	3,103	-
A company controlled by the former Chief Executive Officer and a former director
Management fees	-	-	9,401	-
	$97,950	$86,079	$187,437	$138,155

Amounts owing to related parties as at 31 January 2020 and 31 July 2019 are as follows:

a)	As at 31 January 2020, the Company owed $7,680 (31 July 2019 - $7,825) to the Interim Chief Executive Officer of the Company and a company controlled by him.

b)	As at 31 January 2020, the Company owed $Nil (31 July 2019 - $5,127) to the Chief Financial Officer of the Company

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

9.	Notes Payable

In connection with the investment of Green Light District Holdings, Inc. (“GLDH”) on 29 November 2018, the Company issued a promissory note in the amount of $4,000,000 to Australis Capital Inc. (“Australis”) (Notes 15 and 18). The promissory note bears interest at a rate of 15% per annum, is secured by the assets of the Company, matures in two years and requires semi-annual interest payments unless the Company elects to accrue the interest by adding it to the principal amount. The Company issued 1,105,083 common shares of the Company as a finance fee to Australis valued at $822,494 (Note 11). During the year ended 31 July 2019, the Company repaid the note in full. The Company also paid a prepayment penalty of $200,000 for repaying the note prior to the maturity date.

During the three and six months ended 31 January 2020, the Company accrued interest and accretion expense of $Nil (2019 - $176,090) and $Nil (2019 - $176,090), respectively.

10.	Convertible Debenture

In connection with an investment agreement with Australis on 30 October 2018 (Notes 11, 15 and 16), the Company issued an unsecured convertible debenture in the amount of $1,217,547 (CAD$1,600,000) to Australis. The convertible debenture bears interest at a rate of 8% per annum. Repayment of the outstanding principal amount of the convertible debenture, together with any accrued and unpaid interest, is to be made on or prior to 30 October 2020. The convertible debenture is convertible at the option of Australis into common shares of the Company at a conversion price of CAD$0.55 per common share, subject to adjustment and acceleration in certain circumstances.

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

During the year ended 31 July 2019, the Company accrued interest and accretion expense of $98,392. The Company paid interest of $72,623 calculated up to July 31, 2019 and further paid interest of $88,821 in advance up to 30 June 2020. As consideration for receiving the interest in advance, Australis agreed to convert the debt into equity on July 1, 2020 and has given up the right to receive cash. The number of shares to be issued on conversion is fixed at 2,909,091 common shares and, accordingly, the debt is presented within equity as shares to be issued.

During the three and six months ended 31 January 2020, the Company accrued interest and accretion expense of $131,850 (2019 - $32,362) and $131,850 (2019 - $32,362), respectively.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

11.	Capital Stock – Continued

On 12 August 2019, the Company issued a total of 4,337,111 common shares of the Company in connection with the Purchase Agreement, NMG SD Settlement Agreement and the Lease Assignment Agreement (Notes 13 and 18).

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

On 14 November 2019, the Company issued 22,485 common shares upon exercise of 22,485 warrants at a price of CAD$0.90 per common share for aggregate proceeds of $15,291 (CAD$20,236).

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

11.	Capital Stock – Continued

Stock options – Continued

The fair value of the stock options was calculated to be $881,644 (CAD$1,165,117) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	5 years
Expected volatility	265%
Expected dividend yield	0%
Risk-free interest rate	2.03%

On 21 August 2019, the Company issued 2,850,000 stock options with an exercise price of CAD$0.88 per share for a term of five years expiring on 21 August 2024. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant. Prior to vesting, on 16 October 2019, the Company cancelled 400,000 stock options previously granted to a director due to forfeiture, which had not vested, and on 23 January 2020, the Company cancelled 200,000 stock options previously granted to a director due to forfeiture, which had not vested.

The total fair value of the stock options granted was calculated to be $1,373,856 (CAD$1,818,232) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	5 years
Expected volatility	140%
Expected dividend yield	0%
Risk-free interest rate	1.28%

During the three and six months ended 31 January 2020, the Company recorded a stock-based compensation of $327,879 (CAD$431,619) and $604,866 (CAD$798,398) related to these options, respectively.

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

During the three and six months ended 31 January 2020, the Company recorded a stock-based compensation of $39,668 (CAD$52,316) and $52,259 (CAD$68,979) related to these options, respectively.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

11.	Capital Stock – Continued

Stock options – Continued

On 23 January 2020, the Company issued 200,000 stock options with an exercise price of CAD$0.88 per share for a term of five years expiring on 23 January 2025. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

The total fair value of the stock options granted was calculated to be $68,645 (CAD$90,608) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	5 years
Expected volatility	140%
Expected dividend yield	0%
Risk-free interest rate	1.43%

During the three and six months ended 31 January 2020, the Company recorded a stock-based compensation of $1,890 (CAD$2,495) related to these options.

	Number of options	Weighted average exercise price		Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2018	4,025,000	CAD$	0.65	4.34	CAD$	-
Granted	2,050,000	CAD$	0.57

Outstanding at 31 July 2019	6,075,000	CAD$	0.62	3.69	CAD$	1,675,750
Granted	3,300,000	CAD$	0.88
Cancelled	(600,000)	CAD$	0.88
Outstanding at 31 January 2020	8,775,000	CAD$	0.70	3.62	CAD$	1,750
Vested and fully exercisable at 31 January 2020	6,075,000	CAD$	0.62	3.18	CAD$	1,750

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

11.	Capital Stock – Continued

Share purchase warrants and brokers’ warrants

	Number of warrants	Weighted average exercise price
Outstanding at 31 July 2018	10,106,820	CAD$	0.89
Issued	28,415,284	CAD$	0.93
Exercised	(16,007,333)	CAD$	0.50

Outstanding at 31 July 2019	22,514,771	CAD$	1.22
Exercised	(165,715)	CAD$	0.73
Expired	(9,933,772)	CAD$	0.89
Outstanding at 31 January 2020	12,415,284	CAD$	1.49

As at 31 January 2020, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price		Expiry dates
11,780,134	CAD$	1.50	17 May 2023
635,150	CAD$	1.25	16 May 2023
12,415,284

12.	Segmented Information and Major Customers

The Company’s activities are all in the one industry segment of medical and recreational cannabis. All of the Company’s revenue generating activities and capital assets relate to this segment and are located in the USA. During the six months ended 31 January 2020, the Company relied on one major customer for 10% of its revenues (31 January 2019 – no major customer over 10%) and as at 31 January 2020, the total amount due from this major customer is $123,667.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

13.	Supplemental Disclosures with Respect to Cash Flows

	Three Month Period Ended 31 January		Six Month Period Ended 31 January
	2020	2019	2020	2019
Cash paid during the period for interest	$-	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-	$-

On 30 November 2019, the Company entered into a Settlement Agreement with SD whereby the Company settled an aggregate receivable amount of $590,328 in exchange for $90,315 accounts receivable from future sale of Inventory, $25,000 future credit towards the Contribution Fee, and a production equipment valued at $235,685, resulting in a loss of $239,328 (Note 19).

On 12 August 2019, the Company issued a total of 4,337,111 common shares of the Company in connection with the Purchase Agreement, NMG SD Settlement Agreement and the Lease Assignment Agreement valued at $2,752,782 (Notes 11 and 18).

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets (Notes 7 and 20), and a corresponding increase in lease liabilities, in the amount of $1,187,116 which represented the present value of future lease payments using a discount rate of 12% per annum.

In connection with the closing of the business combination transaction to acquire all of the issued and outstanding securities of NMG, the net proceeds of the Company’s private placements of certain subscription receipts was released to the Company from escrow in the amount of $17,786 (Note 14).

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

As consideration for the Assignment Agreement, the Company will issue to the Transferor 1,000,000 common shares of the Company. On 13 November 2017, the Assignment Agreement was amended, whereby the Company would issue the 1,000,000 common shares as follows:

a.	470,000 common shares to Benjamin Rutledge upon closing of the Acquisition (issued);
b.	60,000 common shares to Chris Hunt upon closing of the Acquisition (issued);
c.	470,000 common shares to the Transferor according to the following schedule:
•	1/10 of the Transferor’s shares upon closing of the Acquisition (issued);
•	1/6 of the remaining Transferor’s shares 6 months after closing the Acquisition (issued);
•	1/5 of the remaining Transferor’s shares 12 months after closing the Acquisition (issued);
•	1/4 of the remaining Transferor’s shares 18 months after closing the Acquisition (issued);
•	1/3 of the remaining Transferor’s shares 24 months after closing the Acquisition (issued);
•	1/2 of the remaining Transferor’s shares 30 months after closing the Acquisition (issued); and
•	the remaining Transferor’s shares 36 months after closing the Acquisition.

The remaining 423,000 shares to be issued to the Transferor over the 36 month period are included in equity as shares to be issued with a total fair value of $135,202 as at 13 November 2017 (Note 11).

Intangible assets acquired from third parties are measured initially at fair value and either classified as indefinite life or finite life depending on their characteristics. The Company’s brands and licenses have indefinite lives as long as the Company is in business. There are no indications of impairment as at 31 January 2020.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

15.	Commitments

	a)	In connection with the strategic investment agreement with Australis dated 30 October 2018 (the “Investment Agreement”) (Notes 10, 11 and 16), the Company agreed to pay a monthly service fee of $10,000 to Australis. In connection with the Company’s investment in GLDH and the promissory note provided by Australis (Note 9), the Company agreed to increase the monthly services fee to Australis to $16,500 per month for 5 years unless ownership held by Australis drops below 10% in which the fee will cease. Following the repayment of the promissory note, the monthly service fee to Australis was reduced to $12,000 commencing June 2019.

	b)	On 25 October 2017, NMG Ohio entered into a five-year lease agreement for the property located at 709 Sugar Lane, Elyria, Ohio, containing approximately 4,100 square feet. The monthly rent is $4,200.

	c)	On 13 June 2019, the five-year lease agreement dated 1 December 2018 for the property located at 7625 Carroll Road, San Diego, California, containing approximately 4,600 square feet was assigned to NMG San Diego. Under the terms of the assignment and first amendment to the original lease agreement dated 13 June 2019, the Company has three options to extend the lease and each option is for five years. The monthly base rent is currently $15,000. The guaranteed monthly rent is subject to a 1-6% increase on each anniversary date of the lease, based on increases in the Consumer Price Index for San Diego County.

	d)	On 8 March 2019, the five-year lease agreement dated 10 January 2017, as amended on 7 September 2018, for the property located at 3411 E. Anaheim St., Long Beach, California, containing approximately 1,856 square feet was assigned to NMG Long Beach. Under the terms of the amended lease agreement, the Company has one option to extend the lease for five years. The monthly base rent is $6,636.40 plus common area expenses, totaling $8,000 every month. The guaranteed minimum monthly rent is subject to a 5% increase on each anniversary date of the lease.

	e)	On 21 August 2019, the Company entered into new and updated management and consulting agreements with the following individuals:

•	President and the Interim Chief Executive Officer – $12,500 per month;
•	Chief Financial Officer – CAD$10,000 per month;
•	Chief Operating Officer – $15,000 per month;
•	Corporate Secretary – CAD$7,500 per month;
•	President of NMG and a director – $16,666 per month increased to $25,000 per month on November 25, 2019; and
•	Former Chief Executive Officer and an advisor - $12,500 per month.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

16.	Investment Agreement

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

On 31 January 2019, the Company issued 1,768,545 common shares to Australis for proceeds of $787,123 pursuant to the Investment Agreement whereby the Company granted Australis anti-dilution participation rights to allow Australis to maintain a 35.783% ownership interest in the Company (Note 11). During the three and six months ended 31 January 2020, the Company paid an advisory fee of $36,000 (2019 - $43,000) and $72,000 (2019 - $43,000), respectively.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

17.	Investment in NMG Ohio LLC

On 31 January 2019, the Company entered into a definitive agreement (“Definitive Agreement”) to acquire 100% ownership of NMG Ohio. The Company will purchase the remaining 70% interest for total cash payments of $1,575,000 and issuance of 3,173,864 common shares of the Company). As at 31 July 2019 the Company had issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,805. During the year ended 31 July 2019, the Company made cash payments of $1,181,250. At 31 January 2020, the Definitive Agreement had not closed.

The remaining cash payments totaling $393,750 and the remaining issuance of 793,466 common shares are expected to be paid and issued upon completion of the remaining Definitive Agreement closing items.

Until such time as the Definitive Agreement closes, the Company will continue to account for its 30% ownership interest in NMG Ohio as an investment using the equity method of accounting. During the six months ended 31 January 2020, NMG Ohio recorded net revenues of $2,095,008, expenses of $1,456,508 and a net income of $638,500. The Company recorded an equity in earnings of $191,550 relating to its 30% pro rata share of net income which was included in other items on the statement of operations.

	31 January 2020	31 July 2019

Opening balance	$3,465,902	$77,600
Acquisition costs: Common shares issued to vendors at fair value	-	1,448,805
Acquisition costs: Cash payments to vendors	-	1,181,250
Dispensary build-out related costs	20,429	573,633
License fees	-	100,000
Funds transferred	12,500	-
Funds repaid	(107,429)	-
Equity pickup	191,550	56,466
Foreign exchange	(9,638)	28,148

Total	$3,573,314	$3,465,902

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

17.	Investment in NMG Ohio LLC – Continued

Summarized financial information for NMG Ohio is as follows:

31 January 2020

Current assets	$862,653
Non-current assets	877,993
Total assets	1,740,646

Current liabilities	921,657
Non-current liabilities	-
Total liabilities	921,657

Revenues	2,095,008
Gross profit	910,349
Net income	638,500

Net income attributable to the Company	$191,550

18.	Investment in and advances to GLDH

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

18.	Investment in and advances to GLDH – Continued

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

In order for the Company to fund the Note:

1.	the Company entered into a loan agreement with Australis, whereby Australis provided the Company a two-year US$4,000,000 loan (Note 9); and

2.	Australis exercised 3,206,160 warrants at a price of CAD$0.50 per common share for aggregate proceeds of approximately US$1,200,000 converted using an exchange rate of 0.7518 (Note 11).

Definitive Agreement (Superseding Interim Agreement)

On 3 July 2019, the Company entered into the following agreements with GLDH and other third parties:

1.	a definitive asset purchase agreement (the “Purchase Agreement”) between the Company’s wholly owned subsidiary, NMG Long Beach, LLC (“NMG LB”), GLDH and Airport Collective, Inc. to acquire 100% ownership interest in GLDH’s Long Beach, California dispensary;

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

18.	Investment in and advances to GLDH – Continued

2.	The NMG SD Settlement Agreement’s consideration includes the following on closing:

i.	USD$500,000 to be paid in common shares (624,380 common shares issued) (Note 11) to SGSD at a share price equal to the maximum allowable discount pursuant to Canadian Securities Exchange policies, upon execution of the settlement agreement;

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

iii.	USD$750,000 to be paid in common shares to Barakett at a price of CAD$0.7439 per common share to a maximum of 1,340,502 common shares (the “DB Additional Shares Payment”) upon NMG SD receiving all licenses, permits and authorizations for NMG SD to conduct adult-use commercial cannabis retail operations. The DB Additional Shares Payment is subject reduction whereby the reduction is tied to Barakett agreeing to pay the Company 40% of the NMG SD start-up costs.

3.	The Lease Assignment Agreement was executed under the following terms:

The Company is required to issue cash and share payments totaling USD$2,283,765 to the landlord as follows:

i.	USD$750,000, payable in common shares (1,031,725 common shares issued) (Note 11) at a share price equal to the maximum allowable discount pursuant to Canadian Securities Exchange policies, upon execution of the assignment agreement;

ii.	USD$783,765, payable in cash, within 5 business days following execution of the assignment agreement (paid); and

iii.	USD$750,000, payable in cash, including interest at 5% per annum, upon receipt of the San Diego Conditional Use Permit allowing adult-use commercial cannabis retail operations.

Additionally:

1.	The Company is to provide a loan to GLDH in the amount of USD$200,000 at an interest rate of 12% per annum, accrued and compounded quarterly and due within 3 years (provided);

2.	The Company is to enter into a consulting agreement with Barakett through NMG LB to provide certain consulting and advisory services to NMG LB, agreeing to pay Barakett a total of USD$200,000 ($50,000 paid in fiscal 2019 and additional $90,000 paid during the period);

3.	The Company will forgive approximately USD$800,000 for prior operating loans advanced by the Company to GLDH; and;

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

18.	Investment in and advances to GLDH – Continued

4.	The Company licenses certain intellectual property from Green Light District Management, LLC and GLDH (collectively referred to as “Licensor”). The Licensor grants the Company a perpetual license to utilize its operational intellectual property consisting of customer data, sales data, customer outreach strategies standard operating procedures, and other proprietary operational intellectual property. Licensor grants the Company a license for 2 years to utilize intellectual property such as trademarks and branding (the “Branding IP”). As consideration for the licenses, the Company has agreed to utilize the Branding IP until 19 June 2021 at the Company’s premises and at the San Diego retail locations for a period of 2 years from operations commencing at that location. Additionally, the Company agreed to pay the Licensor 3% of gross receipts from sales at the Company’s premises.

The total investment in GLDH at 31 January 2020 and 31 July 2019 is as follows:

	31 January 2020	31 July 2019

Opening balance	$7,373,036	$-
Note receivable	-	5,200,000
Share issuances	2,750,000	-
Interest income accrued on the Note	520,000	693,333
Advances for working capital	1,285,960	666,876
Lease Assignment Agreement payment	-	783,765
Foreign exchange	(42,617)	29,062

Ending balance	$11,886,379	$7,373,036

19.	Other Agreements

The Company and NMG Cathedral City (“NMG CC”) entered into a management and administrative services agreement (the “Management Agreement”) with Satellites Dip, LLC, (“SD”), a licensed cannabis business conducting commercial cannabis activity within the state of California. The one year Management Agreement commenced on 6 June 2019 and encompassed the following:

a.	Management Fee: NMG CC will be paid a management fee of 30% of Net Profits or $10,000 per month, whichever is greater;

b.	Brand Licensing: NMG CC shall work to broker commercial arrangements between SD and third-party cannabis brand owners whereby SD licenses commercial cannabis brands from third parties in connection with SD’s commercial cannabis activity in exchange for a license fee;

c.	Equipment and Capital: NMG CC shall furnish all equipment and machinery necessary for SD’s manufacturing of the Branded Products. Any equipment provided by NMG CC to SD shall be owned by NMG CC in its entirety and, subject to SD’s approval of the terms, leased to SD pursuant to an Equipment Lease Agreement entered into between NMG CC and SD, dated 6 June 2019; and

d.	Loan: The Parties have entered into a certain secured loan agreement dated 6 June 2019 whereby NMG CC has loaned SD $250,000 (the “Loan”) to be used solely in connection with SD’s commercial cannabis activity. The Loan shall be due and payable on 6 June 2020 (the “Maturity Date”) and shall bear interest at a rate of 12% per annum which shall be accrued, compounded quarterly and payable on the Maturity Date. The Loan is secured by a security interest in and to all of SD’s assets.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

19.	Other Agreements – Continued

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

In consideration for the Brand Director Services, SD (as the “Licensee”) has agreed to pay NMG CC (in its capacity as the “Brand Director”) a brand director fee for each calendar month during the term of the Brand Director Agreement, whereby Licensee shall pay to Brand Director a fee to be calculated as follows: (x) net revenue for a single calendar month, multiplied by, (y) seventy-five percent (75%); (z) plus any fees to be paid to NMG CC in connection with the equipment lease agreement (the “Equipment Lease Agreement”) dated 6 June 2019 (the “Equipment Lease Fee”) added to the product of (x) and (y), the (q) total amount shall be the fee paid to NMG CC. If the net revenue, minus the product of (x) and (y) is less than the Equipment Lease Fee in any given month, the difference shall carry over to the subsequent month, to be added to that month’s Equipment Lease Fee, or the difference may be paid by Licensee at its sole option.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

19.	Other Agreements – Continued

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

Equipment Purchase Agreement

On 30 November 2019, NMG CC and SD entered into an equipment purchase agreement (the “Equipment Purchase Agreement”) pursuant to which NMG CC agreed to purchase certain equipment (the “Equipment”) from SD. The aggregate purchase price for the Equipment is $235,685 and will be applied to the outstanding balance under the Loan Agreement.

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

The Company recorded a loss of $239,328 related to the Settlement Agreement with SD.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the six months ended 31 January 2020
U.S. Dollars

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

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets (Notes 7 and 13), and a corresponding increase in lease liabilities, in the amount of $1,187,116 which represented the present value of future lease payments using a discount rate of 12% per annum. The Company adopted the modified retrospective approach on adopting ASC 842 and accordingly the adoption was made effective 1 August 2019, with no restatement of the prior year comparatives.

During the six months ended 31 January 2020, the Company recorded a lease expense of $100,871 related to the accretion of lease liabilities and the depreciation of right-of-use assets.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$100,871
Right-of-use assets obtaining in exchange for lease obligations:
Operating leases	$1,187,116

Weighted-average remaining lease term – operating leases	7.19 years
Weighted-average discount rate – operating leases	12%

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2020	$109,631
2021	223,398
2022	240,530
2023	248,403
2024	254,438
2025	257,827
2026	176,312
2027	179,838
2028	60,340
Total lease payments	$1,750,717
Less imputed interest	(649,019)
Total	$1,101,698
Less current portion	(195,983)
Long term portion	905,715

21.	Subsequent Events

On 1 March 2020, the Company issued 250,000 stock options with an exercise price of CAD$0.405 per share for a term of five years expiring on 1 March 2025. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

 ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2019, our most recently completed year end, to January 31, 2020, and our results of operations for the three and six months ended January 31, 2020, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

Company Overview

Body and Mind is a multi-state cannabis operator, which has retail, distribution, cultivation, and/or processing operations in Nevada, California, Arkansas and Ohio.

Our platform approach to expansion focuses on limited license states and jurisdictions, entering new markets through lower cost license applications and opportunistic/targeted acquisitions.

We have developed the marquis lifestyle “Body and Mind” brand in Nevada with strong penetration into dispensaries and have recently expanded our brand and products to dispensaries in California. The Body and Mind brand appeals to a wide range of cannabis consumers with products including flower, oils, extracts (wax, live resin, ambrosia) and edibles.

We have a long track record of producing award-winning cannabis products and we have success with licensing to manufacture for brands. We are in the process of constructing a larger production facility in Nevada.

We are a Nevada corporation that is multi-state cannabis operator. Through our wholly-owned subsidiary, Nevada Medical Group, LLC (“NMG”), we are engaged in the cultivation and production of medical and adult-use recreational marijuana products. NMG produces cannabis flower, oil extracts and edibles under license in the state of Nevada, which are available for sale under the brand name “Body and Mind” in dispensaries in Nevada. In addition, we through NMG, have a 30% interest in NMG Ohio, LLC, which owns an Ohio medical cannabis dispensary, which also has a provisional production license. Through our wholly-owned subsidiary NMG Long Beach, LLC, we are managing a medical and adult-use cannabis retail dispensary in Long Beach, California. We, through NMG, have a 60% ownership in a San Diego medical and adult-use cannabis dispensary, which is still under construction and waiting for all licenses, permits and authorizations. Through our wholly-owned subsidiary NMG Cathedral City, LLC (“NMGCC”), we were managing a licensed cannabis business conducting commercial cannabis activity in Cathedral City, California pursuant to a management agreement with Satellites Dip, LLC (“SD”) who is the actual licensed manufacturer until November 30, 2019. On November 30, 2019, we along with NMGCC entered into a settlement agreement with SD with respect to the management agreement and NMGCC entered into a brand director agreement with SD whereby NMGCC has been engaged to provide certain advisory and brand director services in connection with SD’s manufacture of Company-branded products, as well as certain other products as agreed to by NMGCC as more fully described in our Current Report on Form 8-K filed with the SEC on December 5, 2019. In addition, as part of the revised arrangement with SD, our wholly-owned subsidiary, DEP Nevada Inc. (“DEP”) entered into a brand license agreement with SD whereby DEP has granted SD a non-exclusive, non-transferable, and non-sub-licensable right to use certain licensed marks in connection with or on licensed products as more fully described in our Current Report on Form 8-K filed with the SEC on December 5, 2019. Our products are sold and distributed to numerous licensed dispensaries throughout California.

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

Our head office located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

Development of Our Business

Incorporation and Early Corporate History

We were incorporated in the State of Delaware on November 5, 1998, under the name Concept Development Group, Inc. In May 2004, we acquired 100% of Vocalscape, Inc. and changed our name to Vocalscape, Inc. On October 28, 2005, we changed our name to Nevstar Precious Metals, Inc. On October 23, 2008, we changed our name to Deploy Technologies Inc. (“Deploy Tech”) and, on September 15, 2010, we incorporated a wholly-owned subsidiary, Deploy Acquisition Corp. (“Deploy”) under the laws of the State of Nevada, USA.

On September 17, 2010, we merged with and into Deploy under the laws of the State of Nevada. Deploy, as the surviving corporation of the merger, assumed all the assets, obligations and commitments of Deploy Tech, and we were effectively re-domiciled in the State of Nevada. Upon the completion of the merger, Deploy assumed the name “Deploy Technologies Inc.”, and all of the issued and outstanding common stock of Deploy Tech was automatically converted into and became Deploy’s – that is, our Company’s - issued and outstanding common stock. On November 14, 2017 we changed our name to Body and Mind Inc. in conjunction with the acquisition of NMG.

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

On November 11, 2014, we filed a certificate of change with the Nevada Secretary of State whereby we reverse split our authorized as well as the issued and outstanding shares of common stock (the “Common Shares”) on the basis of one (1) new share for ten (10) old shares. This resulted in a reduction of our authorized capital from 100,000,000 Common Shares to 10,000,000 Common Shares, and a reduction of our issued and outstanding Common Shares from 23,130,209 Common Shares to approximately 2,313,021 Common Shares. On April 11, 2017, we filed a certificate of amendment with the Nevada Secretary of State to increase the authorized capital from 10,000,000 Common Shares to 900,000,000 Common Shares. Effective on November 14, 2017, we cancelled our entire authorized class of Preferred Shares.

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

Acquisition of NMG Ohio LLC

At the time we acquired NMG, it already owned a 30% interest in NMG Ohio, LLC (“NMG Ohio”). On or around June 7, 2018, NMG Ohio was notified by the State of Ohio that it was awarded a medical cannabis dispensary license and a provisional production license. NMG Ohio has a cannabis dispensary carrying on business as “The Clubhouse” in Elyria, Loraine County, Ohio. On January 31, 2019, we through NMG entered into a definitive agreement to acquire the remaining 70% interest in NMG Ohio. The consideration for the remaining 70% interest in NMG Ohio is to consist of cash payments totaling $1,575,000 and 3,173,864 common shares of the Company. As at the date hereof, we have issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,805, and paid $1,181,250. Closing of the acquisition remains subject to receipt of regulatory approval.

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

In order to fund our Company’s original investment in GLDH, Australis advanced a $4,000,000 loan which is evidenced by a senior secured note dated November 28, 2018, bearing an interest rate of 15% per annum and maturing in two years. The terms require semi-annual interest payments unless we elect to accrue the interest by adding it to the principal amount of the debt facility. We may prepay the loan at any time, in any amount, subject to a 5% prepayment penalty on any amount repaid within the first year of the loan. Additionally, on November 30, 2018, Australis exercised $1.2 million in warrants they held in our Company at an exercise price of CAD$0.50, which equated to 3,206,160 common shares.

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

In consideration for the Brand Director Services, SD (as the “Licensee”) has agreed to pay NMGCC (in its capacity as the “Brand Director”) a brand director fee for each calendar month during the term of the Brand Director Agreement, whereby Licensee shall pay to Brand Director a fee to be calculated as follows: (x) net revenue for a single calendar month, multiplied by, (y) seventy-five percent (75%); (z) plus any fees to be paid to NMGCC in connection with the equipment lease agreement (the “Equipment Lease Agreement”) dated June 6, 2019 (the “Equipment Lease Fee”) added to the product of (x) and (y), the (q) total amount shall be the fee paid to NMGCC. If the net revenue, minus the product of (x) and (y) is less than the Equipment Lease Fee in any given month, the difference shall carry over to the subsequent month, to be added to that month’s Equipment Lease Fee, or the difference may be paid by Licensee at its sole option.

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

Results of Operations for the three month periods ended January 31, 2020 and 2019:

The following table sets forth our results of operations for the three month periods ended January 31, 2020 and 2019:

	January 31, 2020 $	January 31, 2019 $
Sales, net of taxes	1,215,890	1,079,818
Cost of Sales	(686,691)	(575,948)
Gross Margin	529,199	503,870
General and Administrative Expenses	(1,812,866)	(1,917,758)
Foreign Currency Translation Adjustment	(103,440)	(120,725)
Comprehensive Income (Loss)	(1,338,792)	(1,884,404)
Basic and Diluted Earnings (Loss) Per Share	(0.01)	(0.03)

Revenues

For the three month period ended January 31, 2020 we had total net sales of $1,215,890 and cost of sales of $686,691 for a gross margin of $529,199 compared total net sales of $1,079,818 and cost of sales of $575,948 for a gross margin of $503,870 in the three month period ended January 31, 2019. During the three months ended January 31, 2020, the Company recorded product sales as follows:

Revenues – By Product	Three months ended January 31, 2020 $	%

Flower	1,286,109	81.8%
Concentrates	217,154	13.8%
Edibles	69,021	4.4%

Total	1,572,284

The Company’s revenue generating products, being flower, concentrates, edibles, are expected to have relatively consistent revenues for the foreseeable future.

Operating Expenses

For the three month period ended January 31, 2020, operating expenses totaled $1,812,866 compared with $1,917,758 for the three month period ended January 31, 2019. A significant reason for the decrease in operating expenses between the periods related to a decrease in non-cash stock-based compensation from $870,808 to $369,437. The decrease is partially offset by an increased consulting fees from $107,687 to $135,953 as a result of various ongoing acquisitions and expansions. The Company adopted ASC 842, Lease Accounting, and presented lease expense of $54,926 on the income statement related to the two leases in Nevada, USA. The Company’s office administration and salaries and wages increased considerably as a result of increased operations in Nevada as well as the total number of employees under payroll.

Other Items

During the three month period ended January 31, 2020, our other items accounted for $48,315 in income as compared to $250,397 in expenses for the three month period ended January 31, 2019. The significant components in other items primarily relates to the Company’s proportion of income on equity investee in NMG Ohio LLC of $103,899 (2019 – loss of $23,939), interest income on the secured convertible note related to the investment in GLDH and convertible loan receivable from CCG in the amount of $278,688 (2019 - $Nil) and an interest expense of $131,850 (2019 - $202,065) relating to the convertible loan held by Australis that will be converted on July 1, 2020. On November 30, 2019, the Company entered into a settlement and release agreement with SD resulting a loss of $239,328 (2019 - $Nil).

Net Loss

Net loss for the quarter ended January 31, 2020 totaled $1,235,352 compared with a net loss of $1,763,679 for the quarter ended January 31, 2019. The decrease in net loss of $528,327 is largely due to the decrease in operating expenses as discussed above

Other Comprehensive Income (Loss)

We recorded translation adjustments loss of $103,440 and $120,725 for the three months ended January 31, 2020 and 2019, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Results of Operations for the six month periods ended January 31, 2020 and 2019:

The following table sets forth our results of operations for the six month periods ended January 31, 2020 and 2019:

	January 31, 2020 $	January 31, 2019 $
Sales, net of taxes	2,458,992	2,274,377
Cost of Sales	(1,609,664)	(1,313,569)
Gross Margin	849,328	960,808
General and Administrative Expenses	(3,455,523)	(2,383,809)
Foreign Currency Translation Adjustment	15,753	(26,314)
Comprehensive Income (Loss)	(2,116,396)	(2,001,788)
Basic and Diluted Earnings (Loss) Per Share	(0.02)	(0.03)

Revenues

For the six month period ended January 31, 2020 we had total net sales of $2,458,992 and cost of sales of $1,609,664 for a gross margin of $849,328 compared total net sales of $2,274,377 and cost of sales of $1,313,569 for a gross margin of $960,808 in the six month period ended January 31, 2019. During the six months ended January 31, 2020, the Company recorded product sales as follows:

Revenues – By Product	Three months ended January 31, 2020 $	%

Flower	2,336,175	77.5%
Concentrates	521,110	17.3%
Edibles	156,625	5.2%

Total	3,013,910

The Company’s revenue generating products, being flower, concentrates, edibles, are expected to have relatively consistent revenues for the foreseeable future.

Operating Expenses

For the six month period ended January 31, 2020, operating expenses totaled $3,455,523 compared with $2,383,809 for the six month period ended January 31, 2019. A significant reason for the increase in operating expenses between the periods related to increased consulting fees from $110,287 to $356,180 as a result of various ongoing acquisitions and expansions. The Company adopted ASC 842, Lease Accounting, and presented lease expense of $111,630 on the income statement related to the two leases in Nevada, USA. The Company’s office administration and salaries and wages increased considerably as a result of increased operations in Nevada as well as the total number of employees under payroll. The Company also recorded a non-cash stock-based compensation of $659,015 related to August 2019, October 2019 and January 2020 options granted to certain officers, directors, employees and/or consultants of the Company.

Other Items

During the six month period ended January 31, 2020, our other items accounted for $474,046 in income as compared to $329,525 in expenses for the three month period ended January 31, 2019. The significant components in other items primarily relates to the Company’s proportion of income on equity investee in NMG Ohio LLC of $191,550 (2019 – loss of $31,559), interest income on the secured convertible note related to the investment in GLDH and convertible loan receivable from CCG in the amount of $556,688 (2019 - $Nil), and interest expense of $131,850 related to the convertible loan held by Australis that will be converted to common shares on July 1, 2020. On November 30, 2019, the Company entered into a settlement and release agreement with SD resulting a loss of $239,328 (2019 - $Nil).

Net Loss

Net loss for the six months ended January 31, 2020 totaled $2,132,149 compared with a net loss of $1,975,474 for the six months ended January 31, 2019. The decrease in net loss of $156,675 is largely due to the increase in other income as discussed above.

Other Comprehensive Income (Loss)

We recorded translation adjustments gain of $15,422 and a loss of $26,314 for the six months ended January 31, 2020 and 2019, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of January 31, 2020:

As of January 31, 2020
(unaudited)
Cash reserves	$3,374,079
Working capital	$5,443,575

On May 17, 2019, the Company closed a private placement of 11,780,904 units at a price of $0.93 (CAD$1.25) per unit for aggregate gross proceeds of $10,956,241 (CAD$14,726,130). Each unit is comprised of one common share and one common share purchase warrant. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of CAD$1.50 for a period of 48 months following the closing date, subject to adjustment in certain events. The agents received a cash commission of $589,499 (CAD$793,938). The agents also received as additional consideration 635,150 non-transferable broker warrants. Each broker warrant entitles the holder to acquire one unit at an exercise price of CAD$1.25 per unit for a period of 48 months following the closing date. A corporate finance fee of $63,774 (CAD $84,750) was also paid.

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

On August 12, 2019, the Company issued 81,591 common shares upon exercise of 81,591 warrants at a price of CAD$0.66 per common share for aggregate proceeds of $40,765 (CAD$53,850).

On September 12, 2019, the Company issued 38,912 common shares upon exercise of 38,912 warrants at a price of CAD$0.66 per common share for aggregate proceeds of $19,450 (CAD$25,682).

On October 4, 2019, the Company issued 22,727 common shares upon exercise of 22,727 warrants at a price of CAD$0.90 per common share for aggregate proceeds of $15,360 (CAD$20,454).

On November 14, 2019, the Company issued 22,485 common shares upon exercise of 22,485 warrants at a price of CAD$0.90 per common share for aggregate proceeds of $15,291 (CAD$20,236).

Statement of Cash flows

During the six month period ended January 31, 2020, our net cash decreased by $5,630,637 (2019: increase of $2,393,902), which included net cash used in operating activities of $2,565,786 (2019: $915,104), net cash used in investing activities of $3,173,895 (2019: $6,510,559), net cash provided by financing activities of $90,840 (2019: $9,845,879) and effect of exchange rate changes on cash and cash equivalents of $18,204 (2019: ($26,314)).

Cash Flow used in Operating Activities

Cash flow used in operating activities totaled $2,565,786 and $915,104 during the six months ended January 31, 2020 and 2019, respectively. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $2,132,149 during the six months ended January 31, 2020 compared to $1,975,474 in 2019. The net loss in 2020 included non-cash depreciation of $157,855 (2019: $141,901), accrued interest income of $520,000 (2019: $Nil), gain of equity investee of $191,550 (2019: loss of $31,559), loss on settlement with SD of $239,328 (2019: $Nil) and stock-based compensation of $659,015 (2019: $870,808).

The following non-cash items further adjusted the loss for the six months ended January 31, 2020 and 2019:

•

Increase in amounts receivable and prepaid of $716,996 (2019: $125,748), increase in inventory of $131,841 (2019: $615,174), decrease in trade payables and accrued liabilities of $37,812 (2019: increase of $369,957), and decrease in due to related parties of $5,272 (2019: decrease of $45,489).

Cash Flow used in Investing Activities

During the six month period ended January 31, 2020, investing activities used cash of $3,173,895 compared to $6,510,559 during the three month period ended January 31, 2019. The change in cash used in investing activities from the six month period ended January 31, 2020 relates primarily to investment in Green Light District Holdings, Inc. of $1,285,960 (2019: $5,752,180), additional property and equipment of $802,471 (2019: $145,760), and loans provided to SD of $334,348 (2019: $Nil). The Company also provided a convertible loan of $842,085 (2019: $Nil) to CCG in Arkansas.

Cash Flow provided by Financing Activities

During the six month period ended January 31, 2020, financing activities provided cash of $90,840 compared to $9,845,879 during the six month period ended January 31, 2019. During the six month period ended January 31, 2020, the Company issued 165,715 common shares for proceeds of $90,840 related to the exercise of 165,715 warrants.

Trends and Uncertainties

Potential Impact of the COVID-19 Pandemic

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. COVID-19 may have a future material impact on our results of operation with respect to retail sales at our dispensary locations as well as wholesales of our products in Nevada to dispensaries in Nevada. However, significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. We do not yet know the full extent of any impact on our business or our operations, however, we will continue to monitor the COVID-19 situation closely, and intend to follow health and safety guidelines as they evolve.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements that would require disclosure.

Subsequent Events

On March 1, 2020, the Company issued 250,000 stock options with an exercise price of CAD$0.405 per share for a term of five years expiring on 1 March 2025. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital of $5,443,575 as at January 31, 2020.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and the Board.

Based on their evaluation as of January 31, 2020, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of January 31, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Change in Internal Control over Financial Reporting

For the quarter ended January 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 21, 2019, we granted 2,850,000 stock options in accordance with our stock option plan at an exercise price of CAD$0.88 per share for a five-year term expiring August 21, 2024. The options were granted to our current directors, officers, employees and consultants. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S for optionees who are non-U.S. persons and on the exemption from registration provided by Section 4(a)(2) under the U.S. Securities Act for optionees who are U.S. persons. On October 16, 2019, we cancelled 400,000 stock options at the voluntary request of a director of the corporation who resigned. In addition, subsequent to the six months ended January 31, 2020, we cancelled 200,000 stock options previously granted to a director as a result of such director not standing for re-election at the Company’s annual meeting of stockholders on January 23, 2020.

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

On January 23, 2020, we granted 200,000 stock options in accordance with our stock option plan at an exercise price of CAD$0.88 per share for a five-year term expiring January 23, 2025. The options were granted to one of our officers and directors. We relied upon the exemption from registration under the Securities Act provided by provided by Rule 903 of Regulation S promulgated under the Securities Act as the options were granted to a non-U.S. person.

On March 1, 2020, we granted 250,000 stock options in accordance with our stock option plan at an exercise price of CAD$0.405 per share for a five-year term expiring on March 1, 2025. The options were granted to one of our officers and directors. We relied upon the exemption from registration under the Securities Act provided by Section 4(a)(2) under the Securities Act as the options were granted to a U.S. person.

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

BODY AND MIND INC.

Date: March 23, 2020	BY:	/s/ Michael Mills
Michael Mills, President and Chief Executive Officer (Principal Executive Officer)

Date: March 23, 2020	BY:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

