Form 10-Q
period 2020-04-30
BODY & MIND INC.
filed 2020-07-28
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 107,513,812 shares of common stock outstanding as of July 28, 2020.

BODY AND MIND INC.

FORM 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.	Statement 1

Condensed Consolidated Interim Balance Sheets
(U.S. Dollars)

	As of	As of
	30 April 2020	31July 2019
	(Unaudited)
ASSETS

Current
Cash	$1,283,342	$9,004,716
Amounts receivable	891,273	939,909
Interest receivable (Note 6)	72,000	27,000
Prepaids	687,478	227,843
Inventory (Note 5)	1,573,111	1,390,419
Convertible loan receivable (Note 6)	1,066,386	-
Total Current Assets	5,573,590	11,589,887

Convertible Loan Receivable (Note 6)	-	52,225
Investment in NMG Ohio LLC (Note 17)	3,244,083	3,465,902
Investment in and advances to GLDH (Note 18)	9,282,847	7,373,036
Other investments (Note 19)	-	255,980
Property and Equipment (Note 7)	6,752,029	2,694,500
Brand and Licenses	11,835,508	8,172,000
Goodwill	2,635,721	2,635,721
TOTAL ASSETS	$39,323,778	$36,239,251

LIABILITIES
Current
Accounts payable	$732,233	$979,384
Accrued liabilities	93,847	95,234
Income taxes	306,966	239,358
Due to related parties (Note 8)	27,979	12,952
Lease liabilities (Note 20)	373,095	-
Total Current Liabilities	1,534,120	1,326,928

Lease Liabilities (Note 20)	1,756,564	-
Deferred Tax Liability	1,689,246	1,716,120
TOTAL LIABILITIES	4,979,930	3,043,048

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 11)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
104,534,221 (31July2019–97,279,891) Common Shares	10,453	9,728
Additional Paid-in Capital	46,890,630	41,765,408
Shares to be Issued (Notes 10, 11 and 14)	1,232,548	1,118,815
Other Comprehensive Income	159,511	827,314
Deficit	(13,813,789)	(10,525,062)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO BAM	34,479,353	33,196,203
NON-CONTROLLING INTEREST	(135,505)	-
TOTAL EQUITY	34,343,848	33,196,203
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,323,778	$36,239,251

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 2

Condensed Consolidated Interim Statements of Operations (Unaudited)
(U.S. Dollars)

	Three Month Period Ended 30 April		Nine Month Period Ended 30 April
	2020	2019	2020	2019

Sales	$1,052,306	$1,238,494	$4,066,216	$3,760,217
Sales tax	(192,795)	(215,846)	(747,713)	(463,192)
Cost of sales	(936,382)	(471,873)	(2,546,046)	(1,785,442)
	(76,871)	550,775	772,457	1,511,583

General and Administrative Expenses
Accounting and legal (Note 8)	126,772	28,430	527,456	325,710
Bad debt expense	7,116	-	54,047	-
Consulting fees (Notes 8 and 16)	101,554	79,356	457,734	189,643
Depreciation	15,431	3,138	25,637	9,626
Insurance	32,722	15,254	84,052	54,030
Lease expense	54,477	-	166,107	-
Licenses, utilities and office administration	209,126	59,127	753,426	469,746
Management fees (Note 8)	125,709	130,080	310,970	297,354
Regulatory, filing and transfer agent fees	11,402	17,974	50,736	67,023
Rent	219,760	49,267	240,217	85,629
Salaries and wages	450,892	224,437	1,388,750	607,577
Stock-based compensation (Note 11)	263,349	10,836	922,364	881,644
Travel	18,618	8,549	110,955	22,275
	(1,636,928)	(626,448)	(5,092,451)	(3,010,257)
Net Operating Loss Before Other Income (Expenses)	(1,713,799)	(75,673)	(4,319,994)	(1,498,674)
Other Income (Expenses)
Foreign exchange, net	23,199	52,791	(57,807)	(43,158)
Interest expense	-	(300,008)	(131,850)	(502,025)
Interest income	288,852	442,380	845,540	442,380
Loss on settlement (Note 19)	-	-	(239,328)	-
Management fee income	18,000	9,000	72,000	9,000
Other income	14,796	-	139,796	-
Write-off of assets	-	-	(1,008)	-
Equity in earnings (losses) (Note 17)	117,603	19,363	309,153	(12,196)
Net (Loss) Income for the Period Before Income Tax	$(1,251,349)	$147,853	$(3,383,498)	$(1,604,673)
Income tax expense	(40,734)	(191,724)	(40,734)	(414,672)
Net Loss for the Period	(1,292,083)	(43,871)	(3,424,232)	(2,019,345)
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(683,556)	106,735	(667,803)	80,421
Comprehensive (Loss) Income for the Period	$(1,975,639)	$62,864	$(4,092,035)	$(1,938,924)
Net loss attributable to:
Body and Mind Inc.	(1,156,578)	(43,871)	(3,288,727)	(2,019,345)
Non-controlling interest	(135,505)	-	(135,505)	-

Comprehensive (loss) income attributable to:
Body and Mind Inc.	(1,840,134)	62,864	(3,956,530)	(1,938,924)
Non-controlling interest	(135,505)	-	(135,505)	-
Loss per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.03)	$(0.03)
Weighted Average Number of Shares Outstanding	102,031,951	72,628,084	101,671,756	62,253,943

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 3

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)
(U.S. Dollars)

	Share Capital		Additional	Shares		Other		Non-
	Common Shares		paid-in	to be	Subscriptions	comprehensive		controlling
	Number	Amount	capital	issued	Receivable	income	Deficit	interest	Total

Balance – 31 July 2018	47,774,817	$4,778	$16,918,082	$103,267	$	$532,405	$(6,772,311)	$-	$10,786,221
Private placement (Note 11)	16,000,000	1,600	4,882,240	-	-	-	-	-	4,883,840
Exercise of warrants (Note 11)	3,206,160	321	1,204,875	-	-	-	-	-	1,205,196
Issuance of escrowed shares (Note 11)	70,500	7	27,321	(27,328)	-	-	-	-	-
Share issue costs	322,581	31	(270,767)	-	-	-	-	-	(270,736)
Finance fee for promissory note (Notes 9 and 11)	1,105,083	111	822,383	-	-	-	-	-	822,494
Investment agreement with Australis (Notes 11 and 16)	1,768,545	177	786,946	-	(787,123)	-	-	-	-
Acquisition of NMG Ohio LLC (Notes 11 and 17)	2,380,398	238	1,448,567	-	-	-	-	-	1,448,805
Equity component of convertible debenture (Note 10)	-	-	88,797	-	-	-	-	-	88,797
Stock-based compensation (Note 11)	-	-	870,808	-	-	-	-	-	870,808
Foreign currency translation adjustment	-	-	-	-	-	(26,314)	-	-	(26,314)
Loss for the period	-	-	-	-	-	-	(1,975,474)	-	(1,975,474)
Balance – 31 January 2019	72,628,084	7,263	26,779,252	75,939	(787,123)	506,091	(8,747,785)	-	17,833,637
Subscriptions received	-	-	-	-	787,123	-	-	-	787,123
Stock-based compensation (Note 11)	-	-	10,836	-	-	-	-	-	10,836
Foreign currency translation adjustment	-	-	-	-	-	106,735	-	-	106,735
Loss for the period	-	-	-	-	-	-	(43,871)	-	(43,871)
Balance – 30 April 2019	72,628,084	$7,263	$26,790,088	$75,939	$-	$612,826	$(8,791,656)	$-	$18,694,460
Balance – 31 July 2019	97,279,891	$9,728	$41,765,408	$1,118,815	$-	$827,314	$(10,525,062)	$-	$33,196,203
Acquisition of GLDH (Note 18)	4,337,111	434	2,752,348	-	-	-	-	-	2,752,782
Exercise of warrants (Note 11)	165,715	16	90,824	-	-	-	-	-	90,840
Escrow release	70,500	7	17,779	(17,786)	-	-	-	-	-
Stock-based compensation (Note 11)	-	-	659,015	-	-	-	-	-	659,015
Accretion and interest on convertible debt	-	-	-	131,519	-	-	-	-	131,519
Foreign currency translation adjustment	-	-	-	-	-	15,753	-	-	15,753
Loss for the period	-	-	-	-	-	-	(2,132,149)	-	(2,132,149)
Balance – 31 January 2020	101,853,217	10,185	45,285,374	1,232,548	-	843,067	(12,657,211)	-	34,713,963
Acquisition of GLDH (Note 18)	2,681,004	268	1,341,907	-	-	-	-	-	1,342,175
Stock-based compensation (Note 11)	-	-	263,349	-	-	-	-	-	263,349
Foreign currency translation adjustment	-	-	-	-	-	(683,556)	-	-	(683,556)
Loss for the period	-	-	-	-	-	-	(1,156,578)	(135,505)	(1,292,083)
Balance – 20 April 2020	104,534,221	$10,453	$46,890,630	$1,232,548	$-	$159,511	$(13,813,789)	$(135,505)	$34,343,848

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 4

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)
(U.S. Dollars)

	Nine Month Period Ended 30 April
Cash Resources Provided By (Used In)	2020	2019
Operating Activities
Net loss for the period	$(3,424,232)	$(2,019,345)
Items not affecting cash:
Accrued interest and accretion	131,850	502,025
Accrued interest income	(780,000)	(433,380)
Accrued management fee income	(72,000)	-
Advances to GLDH expensed during the period	338,763	-
Depreciation	244,978	213,727
Foreign exchange	686,177	(18,774)
Income tax expense	40,734	414,672
(Gain) or loss of equity investee	(309,153)	12,196
Loss on settlement	239,328	-
Stock-based compensation	922,364	881,644
Amounts receivable and prepaids	(340,684)	(49,861)
Inventory	(182,692)	(721,339)
Trade payables and accrued liabilities	(248,538)	329,788
Due to related parties	15,027	61,428
Cash used in operating activities	(2,738,078)	(827,219)

Investing Activities
Repayment by (investment in) NMG Ohio, LLC	448,955	(1,592,049)
Investment in GLDH	(2,697,040)	(5,771,459)
Other investments	(334,348)	-
Purchase of property and equipment	(881,739)	(250,872)
Convertible loan receivable	(942,161)	(7,863)
Cash used in investing activities	(4,406,333)	(7,622,243)

Financing Activities
Issuance of shares, net of share issue costs	90,840	6,605,423
Loans obtained	-	5,202,579
Loans repaid	-	(1,175,000)
Cash provided by financing activities	90,840	10,633,002

Effect of exchange rate changes on cash	(667,803)	80,421

Net Increase (Decrease) in Cash	(7,721,374)	2,263,961
Cash– Beginning of Period	9,004,716	324,837
Cash– End of Period	$1,283,342	$2,588,798

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

1. Nature and Continuance of Operations

Body and Mind Inc. (the “Company”) was incorporated on 5 November 1998 in the State of Delaware, USA, under the name Concept Development Group, Inc. In May 2004, the Company acquired 100% of Vocalscape, Inc. and changed its name to Vocalscape, Inc. On October 28, 2005, the Company changed its name to Nevstar Precious Metals Inc. On October 23, 2008, the Company changed its name to Deploy Technologies Inc. (“Deploy Tech”) and, on September 15, 2010, the Company incorporated a wholly-owned subsidiary, Deploy Acquisition Corp. (“Deploy”) under the laws of the State of Nevada, USA. On September 17, 2010, the Company merged with and into Deploy under the laws of the State of Nevada. Deploy, as the surviving corporation of the merger, assumed all the assets, obligations and commitments of Deploy Tech, and we were effectively re-domiciled in the State of Nevada. Upon the completion of the merger, Deploy assumed the name “Deploy Technologies Inc.”, and all of the issued and outstanding common stock of Deploy Tech was automatically converted into and became Deploy’s issued and outstanding common stock.

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

These unaudited condensed consolidated interim financial statements do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended 31 July 2019. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended 31 July 2019. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended 30 April 2020 are not necessarily indicative of the results that may be expected for the year ending 31 July 2020.

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

2. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after 15 December 2019. The Company does not anticipate this amendment to have a significant impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework –Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after 15 December 2019. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual and interim periods beginning after 15 December 2020. Early adoption is permitted. The Company is currently evaluating the effect of adoption this ASU on the Company’s consolidated financial statements.

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

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 30 April 2020 and 31 July 2019, the Company has no allowance for doubtful accounts.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

3. Significant Accounting Policies – Continued

Revenue recognition

The Company recognizes revenue from product sales when our customers obtain control of our products. This determination is based on the customer specific terms of the arrangement. Upon transfer of control, the Company has no further performance obligations.

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets or liabilities that fall under the scope of ASC 606.

The Company’s revenues accounted for under ASC 606, generally, do not require significant estimates or judgments based on the nature of the Company’s revenue streams. The sales prices are generally fixed and all consideration from contracts is included in the transaction price. The Company’s contracts do not include multiple performance obligations or material variable consideration.

Inventory

Inventory consists of raw material, work in progress (live plants and plants in the drying process), finished goods, and consumables. The Company values its raw material, finished goods and consumables at the lower of the actual costs or its current estimated market value less costs to sell. The Company values its work in progress at cost. The Company periodically reviews its inventory for obsolete and potentially impaired items. As of 30 April 2020 and 31 July 2019, the Company has no allowance for inventory obsolescence.

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
For the nine months ended 30 April 2020
U.S. Dollars

3. Significant Accounting Policies – Continued

Brands and licenses

Intangible assets acquired from third parties are measured initially at fair value and either classified as indefinite life or finite life depending on their characteristics. Intangible assets with indefinite lives are tested for impairment at least annually and intangible assets with finite lives are reviewed for indicators of impairment at least annually. The Company’s brands and licenses acquired from NMG have indefinite lives; therefore no amortization is recognized. The Company’s brands and licenses acquired by NMG SD have a finite life of 13 years and are amortized over this estimated useful life on a straight-line basis.

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

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the condensed consolidated interim financial statements. As of 30 April 2020 and 31 July 2019, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the condensed consolidated interim financial statements.

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is in the U.S. dollars. The Company’s subsidiaries have a functional currency of in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Exchange gains and losses on inter-company balances that form part of the net investment in foreign operations are included in other comprehensive income. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net loss.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
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

Use of estimates and assumptions

The preparation of condensed consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

3. Significant Accounting Policies – Continued

Lease accounting

The Company adopted ASC 842, leases effective 1 August 2019 using a modified retrospective approach. Under ASC 842, leases are separated into two classifications: operating leases and financial leases. Lease classification under ASC 842 is relatively similar to ASC 840. For a lease to be classified as a finance lease, it must meet one of the five finance lease criteria: (1) transference of title/ownership to the lessee, (2) purchase option, (3) lease term for major part of the remaining economic life of the asset, (4) present value represents substantially all of the fair value of the asset, and (5) asset specialization. Any lease that does not meet these criteria is classified as an operating lease. ASC 842 requires all leases to be recognized on the Company’s balance sheet. Specifically, for operating leases, the Company recognize a right-of-use asset and a corresponding lease liability upon lease commitment.

4. Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 30 April 2020 and 31 July 2019:

	As of 30 April 2020	As of 31 July 2019
Financial assets at fair value
Cash	$1,283,342	$9,004,716
Convertible loan receivable	1,066,386	52,225

Total financial assets at fair value	$2,349,728	$9,056,941

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

4. Financial Instruments – Continued

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company has an accumulated deficit of $13,813,789, recurring losses of $3,424,232 and negative cash flows from operations of $2,738,078 for the nine months ended 30 April 2020, and had a working capital of $4,039,470 at 30 April 2020. There can be no assurance that the Company will be successful with generating and maintaining profitable operations or will be able to secure future debt or equity financing for its working capital and expansion activities.

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

5. Inventory

	30 April 2020	31 July 2019

Work in progress	$233,751	$208,417
Finished goods	837,948	615,108
Consumables	501,412	566,894

Total	$1,573,111	$1,390,419

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
For the nine months ended 30 April 2020
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

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the condensed consolidated interim financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The sum of these two valuations is the fair value of the loan receivable. Management believes that the accretion of the straight debt portion and embedded derivative related to the conversion option are not material. At 30 April 2020, the Company had advanced $1,066,386 (31 July 2019 - $52,225) and accrued interest income of $18,000 (2019 - $Nil) and $72,000 (2019 - $Nil) for the three and nine months ended 30 April 2020, respectively. As of 30 April 2020, total interest receivable was $72,000 (31 July 2019 - $27,000).

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

7. Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Right-of-use Assets	Total
Cost:
Balance, 31 July 2019	32,077	463,756	297,961	51,108	38,717	2,172	2,266,006	-	3,151,797
Additions	44,670	-	247,762	9,022	-	-	1,871,394	-	2,172,848
ASC 842 adoption (Notes 13 and 20)	-	-	-	-	-	-	-	2,265,727	2,265,727
Balance, 30 April 2020	76,747	463,756	545,723	60,130	38,717	2,172	4,137,400	2,265,727	7,590,372

Accumulated Depreciation:
Balance, 31 July 2019	8,296	114,766	69,993	7,100	13,251	586	243,305	-	457,297
Depreciation	5,835	49,733	45,239	5,965	4,152	233	133,821	-	244,978
Asset lease expense (Note 20)	-	-	-	-	-	-	-	136,068	136,068
Balance, 30 April 2020	14,131	164,499	115,232	13,065	17,403	819	377,126	136,068	838,343

Net Book Value:
At 31 July 2019	23,781	348,990	227,968	44,008	25,466	1,586	2,022,701	-	2,694,500
At 30 April 2020	$62,616	$299,257	$430,491	$47,065	$21,314	$1,353	$3,760,274	$2,129,659	$6,752,029

For the nine months ended 30 April 2020, a total depreciation of $25,637 (2019 - $9,626) was included in General and Administrative Expenses and a total depreciation of $219,341 (2019 - $204,101) was included in Cost of Sales.

For the three months ended 30 April 2020, a total depreciation of $15,431 (2019 - $3,138) was included in General and Administrative Expenses and a total depreciation of $71,692 (2019 - $68,688) was included in Cost of Sales.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

8. Related Party Balances and Transactions

In addition to those disclosed elsewhere in these condensed consolidated interim financial statements, related party transactions paid/accrued for the three and nine months ended 30 April 2020 and 2019 are as follows:

	For the three months ended 30 April 2020	For the three months ended 30 April 2019	For the nine months ended 30 April 2020	For the nine months ended 30 April 2019
A company controlled by the President, Chief Executive Officer and a director Management fees	$37,696	$-	$117,074	$-
A company controlled by the Chief Financial Officer and a director Management fees	21,758	-	69,658	-
Accounting fees	-	10,054	-	28,573
A company controlled by a former director and former President of NMG Management fees	49,999	50,027	66,665	150,673
A company controlled by the Corporate Secretary Management fees	16,387	26,412	47,376	45,402
Consulting fees	(43)	-	3,060	-
A company controlled by the former Chief Executive Officer and a former director Management fees	(129)	68,103	9,272	68,103
	$125,668	$154,596	$313,105	$292,751

Amounts owing to related parties at 30 April 2020 and 31 July 2019 are as follows:

a)	As of 30 April 2020, the Company owed $20,431 (31 July 2019 - $7,825) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 30 April 2020, the Company owed $7,548 (31 July 2019 - $5,127) to the Chief Financial Officer of the Company and a company controlled by him.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

9. Notes Payable

In connection with the investment of Green Light District Holdings, Inc. (“GLDH”) on 29 November 2018, the Company issued a promissory note in the amount of $4,000,000 to Australis Capital Inc. (“Australis”) (Notes 15 and 18). The promissory note bore interest at a rate of 15% per annum, was secured by the assets of the Company, had original maturity of two years and required semi-annual interest payments unless the Company elected to accrue the interest by adding it to the principal amount. The Company issued 1,105,083 common shares of the Company as a finance fee to Australis valued at $822,494 (Note 11). During the year ended 31 July 2019, the Company repaid the note in full. The Company also paid a prepayment penalty of $200,000 for repaying the note prior to the maturity date.

During the three and nine months ended 30 April 2020, the Company accrued interest and accretion expense of $Nil (2019 - $246,442) and $Nil (2019 - $422,532), respectively.

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

During the year ended 31 July 2019, the Company accrued interest and accretion expense of $98,392. The Company paid interest of $72,623 calculated up to July 31, 2019 and further paid interest of $88,821 in advance up to 30 June 2020. As consideration for receiving the interest in advance, Australis agreed to convert the debt into equity on 1 July 2020 and has given up the right to receive cash. The number of shares to be issued on conversion is fixed at 2,909,091 common shares and, accordingly, the debt is presented within equity as shares to be issued (Note 21).

During the three and nine months ended 30 April 2020, the Company accrued interest and accretion expense of $Nil (2019 - $15,934) and $131,850 (2019 - $48,296), respectively.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
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
For the nine months ended 30 April 2020
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

On 4 November 2019, the Company issued 22,485 common shares upon exercise of 22,485 warrants at a price of CAD$0.90 per common share for aggregate proceeds of $15,291 (CAD$20,236).

On 14 November 2019, the Company issued 70,500 previous escrowed shares with a fair value of $17,786 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 14).

On 24 April 2020, the Company issued 2,681,004 common shares valued at $1,342,175 (CAD$1,796,272) in relation to NMG SD Settlement Agreement (Note 18).

Stock options

The Company previously approved an incentive stock option plan, pursuant to which the Company may grant stock options up to an aggregate of 10% of the issued and outstanding common shares in the capital of the Company from time to time.

On 11 December 2018, the Company issued 2,050,000 stock options in accordance with the Company’s stock option plan at an exercise price of CAD$0.57 per share for a five year term expiring 10 December 2023. The options fully vested on the date of grant. The options were granted to current directors, officers, employees and consultants of the Company.

The fair value of the stock options was calculated to be $881,644 (CAD$1,165,117) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	5 years
Expected volatility	265%
Expected dividend yield	0%
Risk-free interest rate	2.03%

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

11. Capital Stock – Continued

Stock options – Continued

On 21 August 2019, the Company issued 2,850,000 stock options with an exercise price of CAD$0.88 per share for a term of five years expiring on 21 August 2024. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant. Prior to vesting, on 16 October 2019, the Company cancelled 400,000 stock options previously granted to a director due to forfeiture, which had not vested and on 23 January 2020, the Company cancelled 200,000 stock options previously granted to a director due to forfeiture, which had not vested

The total fair value of the stock options granted was calculated to be $1,373,856 (CAD$1,818,232) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125 years
Expected volatility	195%
Expected dividend yield	0%
Risk-free interest rate	1.28%

During the three and nine months ended 30 April 2020, the Company recorded a stock-based compensation of $202,989 (CAD$282,777) and $807,855 (CAD$1,081,175), respectively, related to these options, respectively.

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

The total fair value of the stock options granted was calculated to be $145,045 (CAD$191,960) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125 years
Expected volatility	194%
Expected dividend yield	0%
Risk-free interest rate	1.37%

During the three and nine months ended 30 April 2020, the Company recorded a stock-based compensation of $31,753 (CAD$43,457) and $84,012 (CAD$112,436), respectively, related to these options, respectively.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
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

The total fair value of the stock options granted was calculated to be $68,645 (CAD$90,608) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125 years
Expected volatility	173%
Expected dividend yield	0%
Risk-free interest rate	1.43%

During the three and nine months ended 30 April 2020, the Company recorded a stock-based compensation of $17,318 (CAD$23,212) and $19,208 (CAD$25,707), respectively, related to these options.

On 1 March 2020, the Company issued 250,000 stock options with an exercise price of CAD$0.41 per share for a term of five years expiring on 1 March 2025. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

The total fair value of the stock options granted was calculated to be $56,287 (CAD$75,331) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125 years
Expected volatility	127%
Expected dividend yield	0%
Risk-free interest rate	1.11%

During the three and nine months ended 30 April 2020, the Company recorded a stock-based compensation of $9,772 (CAD$13,078) related to these options.

On 30 April 2020, the Company issued 1,375,000 stock options with an exercise price of CAD$0.67 per share for a term of five years expiring on 30 April 2025. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

The total fair value of the stock options granted was calculated to be $524,432 (CAD$701,863) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125 years
Expected volatility	133%
Expected dividend yield	0%
Risk-free interest rate	0.32%

During the three and nine months ended 30 April 2020, the Company recorded a stock-based compensation of $1,517 (CAD$2,031) related to these options.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

11. Capital Stock – Continued

Stock options – Continued

	Number of options	Weighted average exercise price		Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2018	4,025,000	CAD$	0.65	4.34	CAD$	-
Granted	2,050,000	CAD$	0.57

Outstanding at 31 July 2019	6,075,000	CAD$	0.62	3.69	CAD$	1,675,750
Granted	4,925,000	CAD$	0.80
Cancelled	(600,000)	CAD$	0.88

Outstanding at 30 April 2020	10,400,000	CAD$	0.69	3.62	CAD$	344,750
Vested and fully exercisable at 30 April 2020	6,700,000	CAD$	0.65	3.07	CAD$	278,500

Share purchase warrants and brokers’ warrants

	Number of warrants	Weighted average exercise price
Outstanding at 31 July 2018	10,106,820	CAD$	0.89
Issued	28,415,284	CAD$	0.93
Exercised	(16,007,333)	CAD$	0.50

Outstanding at 31 July 2019	22,514,771	CAD$	1.22
Exercised	(165,715)	CAD$	0.73
Expired	(9,933,772)	CAD$	0.89
Outstanding at 30 April 2020	12,415,284	CAD$	1.49

As of 30 April 2020, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price		Expiry dates
11,780,134	CAD$	1.50	17 May 2023
635,150	CAD$	1.25	16 May 2023
12,415,284

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

12. Segmented Information and Major Customers

The Company’s activities are all in the one industry segment of medical and recreational cannabis. All of the Company’s revenue generating activities and capital assets relate to this segment and are located in the USA. During the nine months ended 30 April 2020, the Company had no major customer over 10% of its revenues (30 April 2019 – no major customer over 10%).

13. Supplemental Disclosures with Respect to Cash Flows

	Three Month Period Ended 30 April		Nine Month Period Ended 30 April
	2020	2019	2020	2019
Cash paid during the period for interest	$-	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-	$-

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

On 24 April 2020, the Company issued a total of 2,681,004 common shares of the Company in connection with the NMG SD Settlement Agreement valued at $1,342,175 (Notes 11 and 18).

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets (Notes 7 and 20), and a corresponding increase in lease liabilities, in the amount of $1,187,116 which represented the present value of future lease payments using a discount rate of 12% per annum. In connection with the Lease Assignment Agreement, the Company assumed the lease for the San Diego dispensary and, as a result, the Company recognized additional right-of-use assets, and a corresponding increase in lease liabilities, in the amount of $1,078,611 which represented the present value of future lease payments using a discount rate of 12% per annum.

In connection with the closing of the business combination transaction to acquire all of the issued and outstanding securities of NMG, the net proceeds of the Company’s private placements of certain subscription receipts was released to the Company from escrow in the amount of $17,786 (Note 14).

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
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

The remaining 423,000 shares to be issued to the Transferor over the 36 month period was included in equity as shares to be issued with a total fair value of $135,202 at 13 November 2017 (Note 11).

Intangible assets acquired from third parties are measured initially at fair value and either classified as indefinite life or finite life depending on their characteristics. The Company’s brands and licenses have indefinite lives as long as the Company is in business. There are no indications of impairment at 30 April 2020.

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
For the nine months ended 30 April 2020
U.S. Dollars

15. Commitments – Continued

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

d)

On 8 March 2019, the five-year lease agreement dated 10 January 2017, as amended on 7 September 2018, for the property located at 3411 E. Anaheim St., Long Beach, California, containing approximately 1,856 square feet was assigned to NMG Long Beach. Under the terms of the amended lease agreement, the Company has one option to extend the lease for five years. The monthly base rent is $6,636 plus common area expenses, totaling $8,000 every month. The guaranteed minimum monthly rent is subject to a 5% increase on each anniversary date of the lease.

e)	On 21 August 2019, the Company entered into new and updated management and consulting agreements, on a month-to-month basis, with the following individuals:

•	President and the Chief Executive Officer – $12,500 per month;
•	Chief Financial Officer – CAD$10,000 per month;
•	Chief Operating Officer – $15,000 per month;
•	Corporate Secretary – CAD$7,500 per month;
•	Former President of NMG and a former director – $16,666 per month increased to $25,000 per month on November 25, 2019; and
•	Former Chief Executive Officer and an advisor - $12,500 per month.

f)

On 23 April 2020, the Company entered into an amended management and consulting agreement with the past President of NMG and a former director to terminate the management agreement on 30 June 2020, pursuant to the execution of that certain Separation Agreement, provided that the Ohio and Nevada licenses as set out in an exhibit to the Separation Agreement (the “Licenses”) are fully transferred to the Company or its nominee as designated by the Company. In the event that the Licenses are not transferred by 30 June 2020, this Separation Agreement will be automatically extended until the Licenses are successfully transferred on a month-to-month basis at the current fee of $25,000 per month plus all applicable taxes until 30 September 2020, and thereafter, on a month-to-month basis at a reduced fee of $5,000 per month plus applicable taxes.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
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

On 31 January 2019, the Company issued 1,768,545 common shares to Australis for proceeds of $787,123 pursuant to the Investment Agreement whereby the Company granted Australis anti-dilution participation rights to allow Australis to maintain a 35.783% ownership interest in the Company (Note 11). During the three and nine months ended 30 April 2020, the Company paid an advisory fee of $36,000 (2019 - $49,500) and $108,000 (2019 - $92,500), respectively.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

17. Investment in NMG Ohio LLC

On 31 January 2019, the Company entered into a definitive agreement (“Definitive Agreement”) to acquire 100% ownership of NMG Ohio. The Company will purchase the remaining 70% interest for total cash payments of $1,575,000 and issuance of 3,173,864 common shares of the Company). As of 31 July 2019 the Company had issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,805. During the year ended 31 July 2019, the Company made cash payments of $1,181,250. At 30 April 2020, the Definitive Agreement had not closed.

The remaining cash payments totaling $393,750 and the remaining issuance of 793,466 common shares are expected to be paid and issued upon completion of the remaining Definitive Agreement closing items.

Until such time as the Definitive Agreement closes, the Company will continue to account for its 30% ownership interest in NMG Ohio as an investment using the equity method of accounting. During the nine months ended 30 April 2020, NMG Ohio recorded net revenues of $3,425,234, expenses of $2,394,724 and a net income of $1,030,510. The Company recorded an equity in earnings of $309,153 relating to its 30% pro rata share of net income which was included in other items on the statement of operations.

	30 April 2020	31 July 2019

Opening balance	$3,465,902	$77,600
Acquisition costs: Common shares issued to vendors at fair value	-	1,448,805
Acquisition costs: Cash payments to vendors	-	1,181,250
Dispensary build-out related costs	20,974	573,633
License fees	-	100,000
Funds transferred	12,500	-
Funds repaid	(482,429)	-
Equity pickup	309,153	56,466
Foreign exchange	(82,017)	28,148

Total	$3,244,083	$3,465,902

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

17. Investment in NMG Ohio LLC – Continued

Summarized financial information for NMG Ohio is as follows:

30 April 2020

Current assets	$951,270
Non-current assets	901,679
Total assets	1,852,949

Current liabilities	641,949
Non-current liabilities	-
Total liabilities	641,949

Revenues	3,425,234
Gross profit	1,480,299
Net income	1,030,510

Net income attributable to the Company	$309,153

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
For the nine months ended 30 April 2020
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
For the nine months ended 30 April 2020
U.S. Dollars

18. Investment in and advances to GLDH – Continued

2.	The NMG SD Settlement Agreement’s consideration includes the following on closing:

i.

USD$500,000 to be paid in common shares (624,380 common shares issued) (Note 11) to SGSD at a share price equal to the maximum allowable discount pursuant to Canadian Securities Exchange policies, upon execution of the settlement agreement;

ii.

USD$750,000 to be paid in common shares (issued) (Note 11) to Barakett at a price of CAD$0.7439 per common share to a maximum of 1,340,502 Common Shares (the “DB Share Payment”) upon NMG SD receiving all licenses, permits and authorizations for NMG SD to conduct medical commercial cannabis retail operations; and

iii.

USD$750,000 to be paid in common shares (issued) (Note 11) to Barakett at a price of CAD$0.7439 per common share to a maximum of 1,340,502 common shares (the “DB Additional Shares Payment”) upon NMG SD receiving all licenses, permits and authorizations for NMG SD to conduct adult-use commercial cannabis retail operations.

3.	The Lease Assignment Agreement was executed under the following terms:

The Company is required to issue cash and share payments to the landlord as follows:

i.

USD$700,000, payable in common shares (1,031,725 common shares issued) (Note 11) at a share price equal to the maximum allowable discount pursuant to Canadian Securities Exchange policies, upon execution of the assignment agreement;

ii.	USD$783,765, payable in cash (paid), within 5 business days following execution of the assignment agreement (paid); and

iii.	USD$750,000, payable in cash (paid), including interest at 5% per annum, upon receipt of the San Diego Conditional Use Permit allowing adult-use commercial cannabis retail operations.

Additionally:

1.	The Company is to provide a loan to GLDH in the amount of USD$200,000 at an interest rate of 12% per annum, accrued and compounded quarterly and due within 3 years (provided);

2.

The Company is to enter into a consulting agreement with Barakett through NMG LB to provide certain consulting and advisory services to NMG LB, agreeing to pay Barakett a total of USD$200,000 ($50,000 paid in fiscal 2019 and additional $150,000 paid during the nine months ended 30 April 2020);

3.	The Company will forgive approximately USD$800,000 for prior operating loans advanced by the Company to GLDH; and;

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

18. Investment in and advances to GLDH – Continued

4.

The Company licenses certain intellectual property from Green Light District Management, LLC and GLDH (collectively referred to as “Licensor”). The Licensor grants the Company a perpetual license to utilize its operational intellectual property consisting of customer data, sales data, customer outreach strategies standard operating procedures, and other proprietary operational intellectual property. Licensor grants the Company a license for 2 years to utilize intellectual property such as trademarks and branding (the “Branding IP”). As consideration for the licenses, the Company has agreed to utilize the Branding IP until 19 June 2021 at the Company’s premises and at the San Diego retail locations for a period of 2 years from operations commencing at that location. Additionally, the Company agreed to pay the Licensor 3% of gross receipts from sales at the Long Beach dispensary.

The total investment in GLDH at 30 April 2020 and 31 July 2019 is as follows:

	30 April 2020	31 July 2019

Opening balance	$7,373,036	$-
Note receivable	-	5,200,000
Share issuances	4,092,175	-
Interest income accrued on the Note	780,000	693,333
Advances for working capital	1,947,040	666,876
Lease Assignment Agreement payment	750,000	783,765
Amount transferred to Property and Equipment	(1,055,424)	-
Amount transferred to Brand and Licenses	(3,663,508)	-
Expensed during the period	(338,762)
Foreign exchange	(601,710)	29,062

Ending balance	$9,282,847	$7,373,036

In April 2020, the Company fulfilled all obligations under the NMG SD Settlement Agreement and the Lease Assignment Agreement and completed the acquisition of a 60% owned dispensary located in San Diego (the “SD Transaction”). The SD Transaction was accounted for as an asset acquisition. The Company acquired the rights to an existing lease that was zoned for use as a cannabis dispensary.

The Company owns the dispensary through a 60% owned subsidiary, NMG SD. The Company consolidated 100% of the assets, liabilities and the operations of NMG SD with 40% disclosed as a non-controlling interest.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

19. Other Agreements

The Company and NMG Cathedral City (“NMG CC”) entered into a management and administrative services agreement (the “Management Agreement”) with Satellites Dip, LLC, (“SD”), a licensed cannabis business conducting commercial cannabis activity within the state of California. The one-year Management Agreement commenced on 6 June 2019 and encompassed the following:

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
For the nine months ended 30 April 2020
U.S. Dollars

19. Other Agreements – Continued

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
For the nine months ended 30 April 2020
U.S. Dollars

19. Other Agreements – Continued

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

The Company recorded a loss of $239,328 related to the Settlement Agreement with SD (Note 13) as follows:

Total amount settled	$590,328

Future proceeds from Inventory	90,315
Credit towards future Contribution Fee	25,000
Production equipment acquired	235,685

Loss from the settlement	$239,328

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
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

c)

On 24 April 2020, the Company assumed a five-year lease dated 1 December 2018, as amended on 13 June 2019, for the property located at 7625 Carroll Road, San Diego, CA. The Company has three options to extend the lease and each option is for five years. The monthly rent is $15,450 per month increasing by 3% every year until 1 December 2022. The lease contains a sale bonus provision of $1,000,000 or 10% of the purchase price of the entire business, whichever is greater, in the event of sale or assignment of the lease.

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets (Notes 7 and 13), and a corresponding increase in lease liabilities, in the amount of $1,187,116 which represented the present value of future lease payments using a discount rate of 12% per annum related to the two leases in Nevada, USA. The Company adopted the modified retrospective approach on adopting ASC 842 and accordingly the adoption was made effective 1 August 2019, with no restatement of the prior year comparatives.

On the assumption of the lease in San Diego, California, the Company recognized right-of-use assets (Notes 7 and 13), and a corresponding increase in lease liabilities, in the amount of $1,078,611 which represented the present value of future lease payments using a discount rate of 12% per annum.

During the three and nine months ended 30 April 2020, the Company recorded a lease expense of $54,477 and $166,107, respectively, related to the accretion of lease liabilities and the depreciation of right-of-use assets.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$155,347
Right-of-use assets obtaining in exchange for lease obligations:
Operating leases	$2,265,727

Weighted-average remaining lease term – operating leases	7.78 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)
For the nine months ended 30 April 2020
U.S. Dollars

20. Lease Liabilities – Continued

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2020	$102,895
2021	417,695
2022	440,658
2023	450,995
2024	457,030
2025 and thereafter	1,569,096
Total lease payments	$3,438,369
Less imputed interest	(1,308,710)
Total	$2,129,659
Less current portion	(373,095)
Long term portion	1,756,564

21. Subsequent Events

On July 1, 2020, the Company issued 2,909,091 shares of common stock to Australis pursuant to the conversion of the convertible debenture (Note 10).

On July 8, 2020, the Company cancelled an aggregate of 2,275,000 options, some of which were from the resignations of past directors, and issued an aggregate of 580,000 new options to consultants/contractors of the Company as follows:

1.

350,000 stock options were granted to a consultant of the Company at an exercise price of CAD$0.88 per share and having an expiry date of April 30, 2024. These stock options are subject to vesting provisions such that 25% of the options vest on the date of grant, 25% of the options vest on August 21, 2020, 25% of the options vest on February 21, 2021 and 25% of the Options vest on August 21, 2021;

2.	150,000 stock options were granted to a consultant of the Company at an exercise price of CAD$0.61 per share all vesting on the date of grant and having an expiry date of December 10, 2023; and

3.	80,000 stock options to a consultant of the Company at an exercise price of CAD$0.57 per share all vesting on the date of grant and having an expiry date of December 10, 2023.

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

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2019, our most recently completed year end, to April 30, 2020, and our results of operations for the three and nine months ended April 30, 2020, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

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

We completed a concurrent equity financing to raise aggregate gross proceeds of CAD$6,007,430 through the issuance of subscription receipts (the “Subscription Receipts”), at a pre-Consolidation price of CAD$0.22 per Subscription Receipt (the “Concurrent Financing”). On November 14, 2017, each Subscription Receipt was exchanged in accordance with its terms, for no additional consideration, for one pre-Consolidation Common Share and one common share purchase warrant (each a “Warrant”) of the Company. Each Warrant is exercisable by the holder at a price of CAD$0.90 for a period of 24 months from the date of issuance. Each Warrant is subject to acceleration provisions following May 14, 2018, if the closing trading price of the Common Shares is equal to or greater than CAD$1.20 for seven consecutive trading days, at which time we may accelerate the expiry date of the Warrants by issuing a press release announcing the reduced warrant term whereupon the Warrants will expire 21 calendar days after the date of such press release.

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

Pursuant to the Management Agreement, NMG has agreed to provide operations and management services to CCG, (including management, staffing, operations administration, oversight and other related services), in relation to CCG’s retail facility located in West Memphis, Arkansas. In consideration for such services, commencing on the effective date (March 15, 2019), CCG has agreed to pay NMG a monthly management fee in the amount equal to 66.67% of the Monthly Net Profits (as defined below) of CCG for the immediately-preceding month, all as determined in a manner mutually agreeable to NMG and CCG. Notwithstanding the foregoing, in the event that DEP exercises its conversion right under the Convertible Loan Agreement, then NMG’s monthly management fee shall be fixed at $6,000 per month, unless otherwise agreed by the parties in writing. For purposes of the Management Agreement, “Monthly Net Profits” means, for each calendar month, an amount equal to CCG’s gross revenue for such calendar month less CCG’s operating expenses (including all applicable expenses as set out under Section 2 of the Management Agreement, cost of goods sold, interest, and tax for said month), as reasonably determined in accordance with generally accepted accounting principles. The remaining 33.33% of the Monthly Net Profits is to be paid to CCG, which it, in its sole discretion, may distribute to its owners.

Acquisition of NMG Ohio LLC

At the time we acquired NMG, it already owned a 30% interest in NMG Ohio, LLC (“NMG Ohio”). On or around June 7, 2018, NMG Ohio was notified by the State of Ohio that it was awarded a medical cannabis dispensary license and a provisional production license. NMG Ohio has a cannabis dispensary carrying on business as “The Clubhouse” in Elyria, Loraine County, Ohio. On January 31, 2019, we through NMG entered into a definitive agreement to acquire the remaining 70% interest in NMG Ohio. The consideration for the remaining 70% interest in NMG Ohio is to consist of cash payments totaling $1,575,000 and 3,173,864 common shares of the Company. As of the date hereof, we have issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,805, and paid $1,181,250. Closing of the acquisition remains subject to receipt of regulatory approval.

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

CAD$1,600,000 principal amount 8% unsecured convertible debentures (the “Debentures”) of our Company having a maturity date of two years from the date of issue. The Debentures are convertible at the option of Australis into common shares of our Company at a conversion price equal to CAD$0.55 per common share up to the maturity date, subject to adjustment and acceleration in certain circumstances. If, at any time prior to the maturity date, the closing price of our common shares on the CSE (or such other stock exchange on which our common shares are then listed) is equal to or greater than CAD$1.65 for 20 consecutive trading days, our Company may force the conversion of the then outstanding principal amount of the debentures (and any accrued and unpaid interest thereon) at the then applicable conversion price on not less than 10 business days’ notice to Australis. On July 1, 2019, we entered into a conversion agreement with Australis, whereby Australis has agreed to convert the Debenture on July 1, 2020. Upon execution of the conversion agreement, we remitted CAD$148,340 to Australis as an advanced interest payment for the period from November 2, 2018 to July 1, 2020. Upon conversion of the Debenture, Australis received 2,909,091 Common Shares of our Company, at a deemed valued of CAD$0.55 per Common Share.

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

NMG San Diego, which has assumed the lease on the ShowGrow San Diego premises, has been awarded its own medical commercial cannabis retail license and adult-use commercial retail license and commenced operations on April 15, 2020.. In consideration for the landlord, Green Road, LLC, agreeing to consent to the assignment of the original lease with SGSD to NMG San Diego, we agreed to provide the following consideration to the landlord:

I.

$700,000 in Common Shares of the Company calculated upon execution of the assignment and first amendment to commercial lease (the “Assignment and First Amendment”), dated June 13, 2019, at the maximum discount allowed by the CSE to be issued to the landlord immediately following execution of the Assignment and First Amendment;

ii.	$783,765 in cash to be paid to the landlord via bank draft within five (5) business days of execution of the Assignment and First Amendment; and

iii.

$750,000 in cash, plus interest at the rate of five percent (5%) simple per annum accruing from the effective date to be paid no later than five (5) business days of the landlord’s receipt from the City of San Diego of a Conditional Use Permit allowing adult-use commercial cannabis storefront retail operations at the San Diego Location.

Pursuant to the Assignment and First Amendment, the parties agreed to amend the original lease to permit NMG San Diego to have three (3) five (5) year renewal options as opposed to two (2) renewal options. In addition, the parties agreed to reduce the amount of the sale bonus provision in the original lease to $1,000,000 from $2,000,000, which shall only be payable in connection with the first two assignments triggering this obligation, and thereafter, assignments will not require payment of a sale bonus. Furthermore, the parties also amended certain provisions of the original lease to ensure that any change in members representing less than fifty percent (50%) of the existing membership interests of NMG San Diego shall be an excluded transaction and not trigger the sale bonus or be deemed an assignment requiring consent of the landlord.

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

Contemporaneous Loan

Our Company and GLDH have also entered into a contemporaneous loan (the “Contemporaneous Loan”) in the amount of $726,720 to fund certain business improvements and expansion needs of GLDH’s business operations. The Company and NMG Long Beach have agreed to forgive the Contemporaneous Loan on the date of closing of the Asset Purchase Agreement.

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

The Consulting Agreement is for a term of five months and NMG Long Beach has agreed to pay Mr. Barakett a total of $200,000 in consideration for his services to be provided, with $50,000 having been paid upon execution of the Consulting Agreement, and $30,000 being payable on each of one month, two months, three months, four months and five months following the initial payment. In addition, NMG Long Beach has agreed to reimburse Mr. Barakett upon presentation of invoices for reasonable expenses which may be pre-authorized by NMG Long Beach from time to time.

Management and Administrative Services Agreement with Satellites Dip, LLC

On June 6, 2019, our Company, acting through our California subsidiary, NMG Cathedral City, LLC (“NMGCC”) entered into a management and administrative services agreement (the “California Management Agreement”) with Satellites Dip, LLC, a California limited liability company (“SD”) that is licensed to carry on commercial cannabis distribution and manufacturing operations within the state of California. Under the California Management Agreement, NMGCC has agreed to provide certain management and administrative services to SD, which may include, without limitation, the following: (i) management of operations; (ii) inventory management; (iii) equipment and physical plant maintenance; (iv) regulatory compliance; (v) payroll; (vi) human resources services; (vii) marketing services; (viii) information technology services; (ix) coordination of legal services; (x) coordination of tax services; (xi) coordination of accounting services; (xii) security services; (xiii) controlling the operating budget; (xiv) facility inspections; (xv) maintenance of detailed records and accounts related to SD’s business, and identification and tracking of key performance indicators; and (xvi) such other activities that NMGCC or SD determines in its reasonable judgment are necessary or desirable for the day-to-day operation or management of SD’s business. In consideration of such services, NMGCC was to be paid a management fee equal to the greater of: (a) 30% of net profits (as such term is defined in the California Management Agreement); and (b) $10,000 per month.

The initial term of the California Management Agreement was to expire on June 6, 2020. The California Management Agreement may not be terminated prior to the expiry of the initial term, except in the case of a material breach that cannot reasonably be cured or remains uncured for 30 days after the non-breaching party provides written notice of the breach to the breaching party, or by mutual agreement. Either party may, at least 30 days prior to the expiration of the initial term, provide notice in writing to the other party that it intends to renew the California Management Agreement for an additional one year term, but any such renewal was to be subject to mutual agreement.

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

NMGCC has furnished equipment and machinery necessary for the manufacture of the Branded Products by SD. As contemplated by the California Management Agreement, NMGCC has leased such equipment and machinery to SD pursuant to an Equipment Lease Agreement between the parties dated June 6, 2019. The initial term of the Equipment Lease Agreement was to expire on June 6, 2020. Either party may, at least 30 days prior to the expiration of the initial term, provide notice in writing to the other party that it intends to renew the Equipment Agreement for an additional one-year term, but any such renewal was to be subject to mutual agreement. It is the intent of the parties that the monthly rent payable under the Equipment Lease Agreement be completely net to NMGCC, such that NMGCC was not liable for any costs or expenses of any nature whatsoever relating to the equipment or any improvements to the equipment, or use of the equipment. SD is solely responsible for any such costs, charges, expenses, and outlays, including taxes, maintenance, and repairs.

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

In conjunction with entering into the California Management Agreement, the Company through NMGCC entered into a loan and security agreement dated June 6, 2019, whereby NMGCC has loaned SD US$250,000 to fund the property and business improvements and expansion needs of SD’s business operations. The loan was due and payable on June 6, 2020, subject to extension by mutual agreement between the parties, and bore interest at a rate of 12% per annum. Interest was to accrue and be compounded quarterly, and was to be payable by SD upon maturity of the loan. SD may prepay, in whole or in part, all or any portion of the principal amount and accrued interest on the loan without being subject to any pre-payment penalty. The loan is evidenced by a promissory note, and the performance of SD of its obligations under the loan agreement and the promissory note are secured pursuant to a security agreement.

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

As part of the Settlement Agreement, each of SD and NMGCC mutually agree to release and discharge the other from any and all claims arising from the California Management Agreement on or before November 30, 2019.

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

Conditional Use Permit for Nevada Production Facility

On June 20, 2019, we announced the receipt of a conditional use permit from Clark County, Nevada, for a new production facility located within one mile of NMG’s existing cultivation facility located at 3375 Pepper Lane, in Las Vegas. The new facility is approximately 7,500 square feet, and tenant improvement of the building holding the facility was completed in February 2020. The new facility includes high-volume extraction equipment, which we expect will dramatically increase our manufacturing capacity and efficiency for our extraction products, including oils, wax, live resin and ambrosia. The new facility also expands the kitchen area and creates an opportunity for the Company to white label for brands seeking an entry to the Nevada market. After passing all inspections, receiving all permits, and finalizing license transfer approvals, the new production facility began operations in March 2020.

Results of Operations for the three month periods ended April 30, 2020 and 2019:

The following table sets forth our results of operations for the three month periods ended April 30, 2020 and 2019:

	April 30, 2020 $	April 30, 2019 $
Sales, net of taxes	859,511	1,022,648
Cost of Sales	(936,382)	(471,873)
Gross Margin	(76,871)	550,775
General and Administrative Expenses	(1,636,928)	(626,448)
Loss for the Period	(1,292,083)	(43,871)
Foreign Currency Translation Adjustment	(683,556)	106,735
Comprehensive Income (Loss)	(1,975,639)	62,864
Basic and Diluted Earnings (Loss) Per Share	(0.01)	(0.00)

Revenues

For the three month period ended April 30, 2020 we had total net sales of $859,511 and cost of sales of $936,382 for a gross margin of ($76,871) compared to total net sales of $1,022,648 and cost of sales of $471,873 for a gross margin of $550,775 in the three month period ended April 30, 2019. Included in cost of sales for the three months ended April 30, 2020 is $208,569 related to a write-off of old packaging materials. Our gross margin, prior to the write-off, was $131,698 for the quarter ended April 30, 2020. During the three months ended April 30, 2020, the Company recorded product sales as follows:

Revenues – By Product	Three months ended April 30, 2020 $	%

Flower	890,966	85%
Concentrates	97,953	10%
Edibles	63,387	5%

Total	1,052,306

The Company’s revenue generating products, being flower, concentrates, edibles, are expected to have relatively consistent revenues for the foreseeable future.

Operating Expenses

For the three month period ended April 30, 2020, operating expenses totaled $1,636,928 compared with $626,448 for the three month period ended April 30, 2019. A significant reason for the increase in operating expenses between the periods related to an increase in non-cash stock-based compensation from $10,836 to $263,349, increase in salaries and wages from $224,437 to $450,892 as the Company continues to expand, increase in rent from $49,267 to $219,760, increase in licenses, utilities and office administration from $59,127 to $209,126 and an increase in accounting and legal fees from $28,430 to $126,772. The Company adopted ASC 842, Lease Accounting, and presented lease expense of $54,477 on the income statement related to the Company’s leases. The Company’s office administration and salaries and wages increased considerably as a result of increased operations in Nevada as well as the total number of employees under payroll.

Other Items

During the three month period ended April 30, 2020, our other items accounted for $462,450 in income as compared to $223,526 in income for the three month period ended April 30, 2019. The significant components in other items primarily relates to the Company’s proportion of income on equity investee in NMG Ohio LLC of $117,603 (2019 – $19,363), interest income on the secured convertible note related to the investment in GLDH and convertible loan receivable from CCG in the amount of $288,852 (2019 - $442,380) and an interest expense of $Nil (2019 - $300,008) relating to the convertible loan held by Australis that was converted on July 1, 2020.

Net Loss

Net loss for the quarter ended April 30, 2020 totaled $1,292,083 compared with a net loss of $43,871 for the quarter ended April 30, 2019. The increase in net loss of $1,248,212 is largely due to the increase in operating expenses as discussed above.

Other Comprehensive Income (Loss)

We recorded translation adjustments loss of ($683,556) and gain of $106,735 for the three months ended April 30, 2020 and 2019, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Results of Operations for the nine month periods ended April 30, 2020 and 2019:

The following table sets forth our results of operations for the nine month periods ended April 30, 2020 and 2019:

	April 30, 2020 $	April 30, 2019 $
Sales, net of taxes	3,318,503	3,297,025
Cost of Sales	(2,546,046)	(1,785,442)
Gross Margin	772,457	1,511,583
General and Administrative Expenses	(5,092,451)	(3,010,257)
Loss for the Period	(3,424,232)	(2,019,345)
Foreign Currency Translation Adjustment	(667,803)	80,421
Comprehensive Income (Loss)	(4,092,035)	(1,938,924)
Basic and Diluted Earnings (Loss) Per Share	(0.03)	(0.03)

Revenues

For the nine month period ended April 30, 2020 we had total net sales of $3,318,503 and cost of sales of $2,546,046 for a gross margin of $772,457 compared to total net sales of $3,297,025 and cost of sales of $1,785,442 for a gross margin of $1,511,583 in the nine month period ended April 30, 2019. Included in cost of sales for the nine months ended April 30, 2020 is $208,569 related to a write-off of old packaging materials. Our gross margin, prior to the write-off, was $981,026 for the nine months ended April 30, 2020. During the nine months ended April 30, 2020, the Company recorded product sales as follows:

Revenues – By Product	Nine months ended April 30, 2020 $	%

Flower	3,227,141	79%
Concentrates	619,063	15%
Edibles	220,012	6%

Total	4,066,216

The Company’s revenue generating products, being flower, concentrates, edibles, are expected to have relatively consistent revenues for the foreseeable future.

Operating Expenses

For the nine month period ended April 30, 2020, operating expenses totaled $5,092,451 compared with $3,010,257 for the nine month period ended April 30, 2019. A significant reason for the increase in operating expenses between the periods related to increased consulting fees from $189,643 to $457,734 and accounting and legal increased from $325,710 to $527,456 as a result of various ongoing acquisitions and expansions. The Company adopted ASC 842, Lease Accounting, and presented lease expense of $166,107 on the income statement related to the two leases in Nevada, USA. The Company’s office administration increased from $469,746 to $753,426, rent increased from $85,629 to $240,217 and salaries and wages increased from $607,577 to $1,388,750 as a result of increased operations in Nevada as well as the total number of employees under payroll. The Company also recorded a non-cash stock-based compensation of $922,364 related to August 2019, October 2019, January 2020, March 2020 and April 2020 options granted to certain officers, directors, employees and/or consultants of the Company compared to $881,644 in 2019.

Other Items

During the nine month period ended April 30, 2020, our other items accounted for $936,496 in income as compared to $105,999 in expenses for the nine month period ended April 30, 2019. The significant components in other items primarily relates to the Company’s proportion of income on equity investee in NMG Ohio LLC of $309,153 (2019 – loss of $12,196), interest income on the secured convertible note related to the investment in GLDH and convertible loan receivable from CCG in the amount of $845,540 (2019 - $442,380), and interest expense of $131,850 related to the convertible loan held by Australis that was converted to common shares on July 1, 2020. On November 30, 2019, the Company entered into a settlement and release agreement with SD resulting a loss of $239,328 (2019 - $Nil).

Net Loss

Net loss for the nine months ended April 30, 2020 totaled $3,424,232 compared with a net loss of $2,019,345 for the nine months ended April 30, 2019. The increase in net loss of $1,404,887 is largely due to the increase in other income as discussed above.

Other Comprehensive Income (Loss)

We recorded translation adjustments loss of ($667,803) and a gain of $80,421 for the nine months ended April 30, 2020 and 2019, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of April 30, 2020:

As of April 30, 2020
(unaudited)
Cash reserves	$1,283,342
Working capital	$4,039,470

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

Statement of Cash flows

During the nine month period ended April 30, 2020, our net cash decreased by $7,721,374 (2019: increase of $2,263,961), which included net cash used in operating activities of $2,738,078 (2019: $827,219), net cash used in investing activities of $4,406,333 (2019: $7,622,243), net cash provided by financing activities of $90,840 (2019: $10,633,002) and effect of exchange rate changes on cash and cash equivalents of ($667,803) (2019: $80,421).

Cash Flow used in Operating Activities

Cash flow used in operating activities totaled $2,738,078 and $827,219 during the nine months ended April 30, 2020 and 2019, respectively. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $3,424,232 during the nine months ended April 30, 2020 compared to $2,019,345 in 2019. The net loss in 2020 included, among other things, non-cash depreciation of $244,978 (2019: $213,727), accrued interest income of $780,000 (2019: $433,380), gain of equity investee of $309,153 (2019: loss of $12,196), loss on settlement with SD of $239,328 (2019: $Nil), income tax provision of $40,734 (2019: $414,672) and stock-based compensation of $922,364 (2019: $881,644).

The following non-cash items further adjusted the loss for the nine months ended April 30, 2020 and 2019:

•

Increase in amounts receivable and prepaid of $340,684 (2019: $49,861), increase in inventory of $182,692 (2019: $721,339), decrease in trade payables and accrued liabilities of $248,538 (2019: increase of $329,788), and increase in due to related parties of $15,027 (2019: $61,428).

Cash Flow used in Investing Activities

During the nine month period ended April 30, 2020, investing activities used cash of $4,406,333 compared to $7,622,243 during the nine month period ended April 30, 2019. The change in cash used in investing activities from the nine month period ended April 30, 2020 relates primarily to investment in Green Light District Holdings, Inc. of $2,697,040 (2019: $5,771,459), additional property and equipment of $881,739 (2019: $250,872), and payments to SD of $334,348 (2019: $Nil). The Company also provided a convertible loan of $942,161 (2019: $7,863) to CCG in Arkansas.

Cash Flow provided by Financing Activities

During the nine month period ended April 30, 2020, financing activities provided cash of $90,840 compared to $10,633,002 during the nine month period ended April 30, 2019. During the nine month period ended April 30, 2020, the Company issued 165,715 common shares for proceeds of $90,840 related to the exercise of 165,715 warrants.

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

Subsequent Events

On July 1, 2020, the Company issued 2,909,091 shares of common stock to Australis at a deemed value of CAD$0.55 per share pursuant to the conversion of the convertible debenture in the principal amount of CAD$1.600,000 that was issued by the Company to Australis on November 2, 2018.

On July 8, 2020, the Company cancelled an aggregate of 2,275,000 options, some of which were from the resignations of past directors, and issued an aggregate of 580,000 new options to consultants/contractors of the Company as follows:

1.

350,000 stock options were granted to a consultant of the Company at an exercise price of CAD$0.88 per share and having an expiry date of April 30, 2024. These stock options are subject to vesting provisions such that 25% of the options vest on the date of grant, 25% of the options vest on August 21, 2020, 25% of the options vest on February 21, 2021 and 25% of the Options vest on August 21, 2021;

2.	150,000 stock options were granted to a consultant of the Company at an exercise price of CAD$0.61 per share all vesting on the date of grant and having an expiry date of December 10, 2023; and

3.	80,000 stock options to a consultant of the Company at an exercise price of CAD$0.57 per share all vesting on the date of grant and having an expiry date of December 10, 2023.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The Company does not anticipate this amendment to have a significant impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework –Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU on the Company’s consolidated financial statements.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had working capital of $4,039,470 at April 30, 2020.

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

Based on their evaluation as of April 30, 2020, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of April 30, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Change in Internal Control over Financial Reporting

For the quarter ended April 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BODY AND MIND INC.

Date: July 28, 2020	By:	/s/ Michael Mills
Michael Mills, President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2020	By:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

