Form 10-Q/A
period 2020-04-30
BODY & MIND INC.
filed 2020-08-20
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 104,534,221 shares of common stock outstanding as of July 27, 2020.

EXPLANATORY NOTE

Body and Mind Inc. (the “Company” or “BAM”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”), to amend and supplement our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on July 28, 2020 (the “2020 Form 10-Q”). This Form 10-Q/A provides the information required to be disclosed pursuant to SEC Release No. 34-88465. The Company is filing as exhibits to this Form 10-Q/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, but because no financial statements are contained in this Form 10-Q/A, the Company is not including certifications pursuant to Section 302 regarding financial statements, regarding disclosure control procedures, or regarding internal controls over financial reporting. Additionally, because no financial statements are contained in this Form 10-Q/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-Q/A does not modify or update the disclosures in, or exhibits to, the 2020 Form 10-Q.

Release 34-88465 Statement

On June 15, 2020, the Company filed a Current Report on Form 8-K, under Item 8.01, indicating that it would rely on the SEC’s order under Section 36 of the Securities Exchange Act of 1934, as amended, Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, dated March 4, 2020 (Release No. 34-88318 (as modified and superseded on March 25, 2020, by Release No. 34-88465, collectively, the “Order”) to delay the fling of its Quarterly Report on Form 10-Q for the third fiscal quarter of fiscal year 2020, due to circumstances related to the coronavirus disease 2019 (COVID-19). The Company relied on the Order and filed the 2020 Form 10-Q on July 28, 2020.

The Company experienced delays in the preparation of its interim financial statements for the three and nine months ended April 30, 2020 and the review of same due to the COVID-19 related work from home policies and delays in assembling financial information required for the review of such financial statements and the 2020 Form 10-Q and its filing.

2

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS

The following exhibits are included with this Form 10-Q/A:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BODY AND MIND INC.

Date: August 19, 2020	By:	/s/ Michael Mills
Michael Mills, President and Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2020	By:	/s/ Dong H. Shim
Dong H. Shim, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

4