Form 10-K
period 2020-07-31
BODY & MIND INC.
filed 2020-12-15
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: July 31, 2020.

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

(Address of principal executive offices)

Issuer’s telephone number (800) 361-6312

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Shares, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.38 on January 31, 2020) was approximately $28,858,655.

The registrant had 108,377,778 common shares outstanding as of December 14, 2020.

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

We have a long track record of producing award-winning cannabis products and we have success with licensing to manufacture for brands. We completed construction and commenced production operations at the new Nevada production facility in early Q3 2020.

We are a Nevada corporation that, through our wholly-owned subsidiary, Nevada Medical Group, LLC (“NMG”), are engaged in the cultivation and production of medical and adult-use recreational marijuana products. NMG produces cannabis flower, oil extracts and edibles under license in the state of Nevada, which are available for sale under the brand name “Body and Mind” in dispensaries in Nevada.

In California, we, through our wholly-owned subsidiary NMG Cathedral City, LLC (“NMGCC”), were managing a licensed cannabis business conducting commercial cannabis activity in Cathedral City, California pursuant to a management agreement with Satellites Dip, LLC (“SD”) who is the actual licensed manufacturer. On November 30, 2019, we along with NMGCC entered into a settlement agreement with SD with respect to the management agreement and NMGCC entered into a brand director agreement with SD whereby NMGCC provides certain advisory and brand director services in connection with SD’s manufacture of Company-branded products, as well as certain other products as agreed to by NMGCC. In addition, as part of the revised arrangement with SD, our wholly-owned subsidiary, DEP Nevada Inc. (“DEP”) entered into a brand license agreement with SD whereby DEP has granted SD a non-exclusive, non-transferable, and non-sub-licensable right to use certain licensed marks in connection with or on licensed products. Our products are sold and distributed to numerous licensed dispensaries throughout California. In late April 2020, we closed the San Diego ShowGrow dispensary transaction, which is owned 60% by our wholly-owned subsidiary, NMG San Diego, LLC (“NMG SD”), has received all licenses, permits and authorizations required to conduct medical and adult-use commercial cannabis retail operations, and which opened in early July 2020. We, through our wholly-owned subsidiary, NMG Long Beach, LLC (“NMG LB”), have been managing the ShowGrow Long Beach dispensary operations for over a year, have received all approvals and final license transfer for the dispensary to NMG LB at the end of August 2020, and are close to closing the acquisition of the dispensary.

In Ohio, we, through NMG, have been managing the fully operational The Clubhouse dispensary located in Elyria, Ohio, which is 30% owned by NMG, have an agreement to acquire the remaining 70%. We received all approvals and final license and name transfer from the Ohio Department of Pharmacy in early September 2020 and transferred the dispensary from NMG Ohio LLC to a 100% owned subsidiary of Body and Mind.

In Arkansas, we, through NMG, manage the “Body and Mind” branded medical marijuana dispensary in West Memphis, Arkansas, which opened on April 27, 2020.

Our common stock is listed on the Canadian Securities Exchange under the symbol “BAMM” and our common stock is posted for trading on the OTCQB Venture Market under the symbol “BMMJ.”

Our head office located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest	Date of Acquisition or formation
DEP Nevada Inc.(1)	Nevada, USA	100%	August 10, 2017
Nevada Medical Group, LLC(2)	Nevada, USA	100%	November 14, 2017
NMG Retail, LLC(3)	Nevada, USA	75%	September 14, 2018
NMG Long Beach, LLC(4)	California, USA	100%	December 18, 2018
NMG Cathedral City, LLC(5)	California, USA	100%	January 4, 2019
NMG Chula Vista, LLC(6)	California, USA	51%	January 10, 2019
NMG San Diego, LLC(7)	California, USA	60%	January 30, 2019
NMG OH 1, LLC(8)	Ohio, USA	100%	January 30, 2020

Notes:

(1)	DEP Nevada Inc. is a wholly-owned subsidiary of Body and Mind Inc.
(2)	Nevada Medical Group, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(3)	NMG Retail, LLC is a 75% owned subsidiary of DEP Nevada Inc
(4)	NMG Long Beach, LLC is a wholly-owned subsidiary of Nevada Medical Group, LLC.
(5)	NMG Cathedral City, LLC is a wholly-owned subsidiary of Nevada Medical Group, LLC.
(6)	NMG Chula Vista, LLC is a 51% owned subsidiary of Nevada Medical Group, LLC.
(7)	NMG San Diego, LLC is a 60% owned subsidiary of Nevada Medical Group, LLC.
(8)	NMG OH 1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.

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

Acquisition of Nevada Medical Group, LLC

On September 14, 2017, we, with DEP, entered into a definitive agreement (the “Share Exchange Agreement”) with Nevada Medical Group, LLC (“NMG”), whereby DEP acquired all of the issued and outstanding securities of NMG in exchange for (a) 16,000,000 post reverse-split Common Shares, (b) $2,000,000 cash, and (b) promissory notes (the “Promissory Notes”) in the aggregate principal amount of $2,000,000, to the NMG securityholders on a pro rata basis in accordance with their respective ownership interest in NMG. The Promissory Notes were secured by a senior priority security interest in all of our assets, and were due to be repaid at the earlier of fifteen (15) months from the closing date of the Share Exchange Agreement, or, if an equity or debt financing subsequent to the Concurrent Financing (as defined below) were to be closed in an aggregate amount of not less than $5,000,000, then within 30 days of the closing date of such subsequent financing. The Share Exchange Agreement closed on November 14, 2017.

Pursuant to the Share Exchange Agreement, we changed our name to “Body and Mind, Inc.”, effective on November 14, 2017, by filing a certificate of amendment with the Nevada Secretary of State; at the same time, we cancelled our entire authorized class of Preferred Shares. In addition, on November 14, 2017, we filed a certificate of change with the Nevada Secretary of State whereby we reverse split our issued and outstanding Common Shares on the basis of one (1) new share for three (3) old shares (the “Consolidation”) which resulted in there being 28,239,876 Common Shares issued and outstanding post-Consolidation. Subsequent to completion of the Share Exchange Agreement, we filed articles of exchange with the Nevada Secretary of State.

Concurrent with the Share Exchange Agreement, we completed an equity financing to raise aggregate gross proceeds of CAD$6,007,429.89 through the issuance of subscription receipts (the “Subscription Receipts”), at a pre-Consolidation price of CAD$0.22 per Subscription Receipt (the “Concurrent Financing”). On November 14, 2017, each Subscription Receipt was exchanged in accordance with its terms, for no additional consideration, for one pre-Consolidation Common Share and one common share purchase warrant (each a “Warrant”) of the Company. Each Warrant was exercisable by the holder at a price of CAD$0.90 for a period of 24 months from the date of issuance.

On completion of the Share Exchange Agreement, we assumed the business of NMG, being the cultivation and production of medical marijuana products.

Convertible Loan and Management Agreements with Comprehensive Care Group LLC

On March 19, 2018, we, through our wholly-owned subsidiaries DEP and NMG, entered into a convertible loan agreement (the “Convertible Loan Agreement”) and a management agreement (the “Management Agreement”), respectively, with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical marijuana dispensary, 50 plant cultivation facility in West Memphis, Arkansas which agreements were effective as of March 15, 2019.

Pursuant to the Convertible Loan Agreement, DEP agreed to make loan advances to CCG from time to time in the aggregate principal amount of up to $1,250,000 and as of July 31, 2020, DEP has loaned $ 1,353,373 to CCG. The loan proceeds were used to fund the construction of the medical marijuana dispensary facility, and to provide working capital to cover initial operating expenses. The construction was completed and all permits and licenses were received for the dispensary in late April 2020, which opened for operations on April 27, 2020.

The interest on the outstanding principal amount is currently set at $6,000 per month, payable monthly in arrears on or before the first calendar day of each month. CCG is not obligated to repay any principal outstanding under the loan until March 30, 2021. Either CCG or DEP may unilaterally extend the maturity date by one year, and may thereafter continue to extend the maturity date on a yearly basis by increments of one year (each, an “Extension Option”) by providing written notice of the exercise of the Extension Option by the party seeking an extension to the other party; provided, however, that under no circumstances shall any extended maturity date extend beyond the expiration of the term of the Management Agreement entered into between NMG and CCG.

Upon the latter of: (a) one year after granting of a medical marijuana dispensary license by the Arkansas Medical Marijuana Commission to CCG, or (b) one year after entering into the Convertible Loan Agreement, DEP may, in its sole discretion, subject to DEP providing all reasonable assistance to obtain all necessary approvals from the applicable government authorities to engage in the medical marijuana dispensary business, elect to convert all of the outstanding indebtedness into preferred units of CCG equal to 40% of the overall member units of CCG, subject to approval of the Arkansas Medical Marijuana Commission, with the following preferred rights: (i) the right to an allocative share of 66.67% of the net profits of CCG (as defined in the Convertible Loan Agreement) and the right to distributions equal to 66.67% of the net profits on a monthly basis; (ii) the right to a 66.67% share of CCG’s assets upon dissolution of CCG; and (iii) the right to 66.67% of all voting rights of members of CCG. DEP is waiting for regulatory clearance from the State regulators before proceeding with the conversion

Pursuant to the Management Agreement, NMG provides operations and management services to CCG (including management, staffing, operations administration, oversight and other related services) for the medical marijuana dispensary. In consideration for such services CCG pays NMG a monthly management fee in the amount equal to 66.67% of the Monthly Net Profits (as defined below) of CCG for the immediately-preceding month. Notwithstanding the foregoing, in the event that DEP exercises its conversion right under the Convertible Loan Agreement, then NMG’s monthly management fee shall be fixed at $6,000 per month, unless otherwise agreed by the parties in writing. For purposes of the Management Agreement, “Monthly Net Profits” means, for each calendar month, an amount equal to CCG’s gross revenue for such calendar month less CCG’s operating expenses (including cost of goods sold, interest, and tax for said month), as reasonably determined in accordance with generally accepted accounting principles.

Acquisition of NMG Ohio LLC

We, through NMG, currently own a 30% interest in NMG Ohio, LLC (“NMG Ohio”), which has a cannabis dispensary carrying on business as “The Clubhouse” in Elyria, Loraine County, Ohio. On January 31, 2019, we, through NMG, entered into a definitive agreement to acquire the remaining 70% interest in NMG Ohio. The consideration for the remaining 70% interest in NMG Ohio consists of cash payments totaling $1,575,000 and 3,173,864 common shares of the Company. As at the date hereof, we have issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,567, and paid $1,181,250. Closing of the acquisition was subject to receipt of regulatory approval, which all approvals and final license and name transfer approvals from the Ohio Department of Pharmacy were received in early September 2020, and we are very close to closing the acquisition of the remaining 70% interest in NMG Ohio.

Strategic Investment and Commercial Advisory Agreements with Australis Capital Inc.

Pursuant to an investment agreement (the “Investment Agreement”) entered into with Australis Capital Inc. (“Australis”) on October 30, 2018, whereby Australis acquired (a) 16,000,000 units of the Company, with each unit being comprised of one share of our common stock and one common share purchase warrant at a purchase price of CAD$0.40 per unit, for gross proceeds of CAD$6,400,000 and (b) CAD$1,600,000 principal amount 8% unsecured convertible debentures (the “Debentures”) of the Company, we entered into a commercial advisory agreement (the “Commercial Advisory Agreement”) with Australis Capital (Nevada) Inc. (“Australis Nevada”), a wholly-owned subsidiary of Australis, pursuant to which Australis Nevada has agreed to provide advisory and consulting services to us for a fee of $10,000 per month payable on the first day of each month for a term ending on the date that is the earlier of (i) five years following the closing of the transactions contemplated by the Investment Agreement, and (ii) the date Australis no longer holds 10% or more of our Company’s issued and outstanding common shares. The foregoing is more fully disclosed in our Current Report on Form 8-K filed with the SEC on November 5, 2018. On July 1, 2019, we entered into a conversion agreement with Australis, whereby Australis has agreed to convert the Debentures on July 1, 2020. Upon execution of the conversion agreement, we remitted CAD$148,340 to Australis as an advanced interest payment for the period from November 2, 2018 to July 1, 2020. On July 1, 2020, we issued 2,909,091 Common Shares to Australis at a deemed value of CAD$0.55 per Common Shares and the Debentures were fully converted to Common Shares.

In addition, pursuant to the terms of the Investment Agreement and subject to certain exceptions, Australis will be entitled to maintain its pro rata ownership interest of the Company until such time as it no longer holds 10% or more of our issued and outstanding common shares.

Furthermore, pursuant to the terms of the Investment Agreement and subject to applicable laws and the rules of the CSE, for as long as Australis owns at least 10% of our issued and outstanding common shares, Australis will be entitled to nominate one director for election to our Board of Directors of the Company. If Australis exercises all of its warrants and converts all of its debentures, Australis will be entitled to nominate a second director for election to our Board of Directors. Further, for as long as Australis maintains ownership of at least 25% of our issued and outstanding common shares, Australis will be entitled to maintain two directors on our Board of Directors, provided that each director nominee must meet the requirements of applicable corporate, securities and other laws and rules of the CSE. As of July 31, 2020, Austrlais has exercised all of its warrants and the Debentures have all been converted, however, Australis no longer maintains ownership of at least 25% of our outstanding Common Shares. Australis’ current nominee director on our Board of Directors is Brent Reuter.

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

At the time, GLDH was the owner of the ShowGrow dispensary brand, and owner of:

(a)	the ShowGrow Long Beach dispensary,

(b)	43% of the equity interest and 60% of the voting rights in the ShowGrow San Diego dispensary, and

(c)	30% of the equity interest in the ShowGrow Las Vegas dispensary.

GLDH is also the owner of the ShowGrow app. The dispensaries were in various stages of licensing.

In order to fund our original investment in GLDH, Australis advanced a $4,000,000 loan which was evidenced by a senior secured note dated November 28, 2018, bearing an interest rate of 15% per annum and maturing in two years. The terms required semi-annual interest payments unless we elected to accrue the interest by adding it to the principal amount of the debt facility. We may prepay the loan at any time, in any amount, subject to a 5% prepayment penalty on any amount repaid within the first year of the loan. Additionally, Australis exercised $1.2 million in warrants they held in our Company at an exercise price of CAD$0.50, which equated to 3,206,160 common shares.

We paid a financing fee to Australis in the approximate amount of CAD$795,660, by issuing 1,105,083 Common Shares at a deemed price of CAD$0.72 per share.

Original Settlement and Release Agreement

On June 19, 2019, our Company, our indirect wholly-owned subsidiary NMG LB, and our 60% owned subsidiary NMG SD, entered into a settlement agreement (the “Original GLDH Settlement Agreement”) with GLDH, The Airport Collective, Inc. (“Airport Collective”), Mr. Barakett, and SGSD, LLC (“SGSD”). SGSD was the commercial tenant at 7625 Carroll Road, San Diego, California 92121 (the “San Diego Location”).

Pursuant to the Original GLDH Settlement Agreement, we, GLDH, and Mr. Barakett agreed to restructure the Prior GLDH Agreement, and enter into a mutual release of all claims related to the Prior GLDH Agreement.

In connection with the settlement, (a) SGSD agreed to assign its lease for the San Diego Location to NMG SD, and (b) GLDH, Airport Collective and NMG LB entered into an asset purchase agreement dated June 19, 2019 (the “Asset Purchase Agreement”), pursuant to which NMG LB agreed to purchase all of the assets of GLDH and Airport Collective utilized in the medical and adult-use commercial cannabis retail business at 3411 E. Anaheim St., Long Beach, CA 90804 (the “Long Beach Location”).

Amended and Restated Settlement and Release Agreement

On June 28, 2019, we, NMG LB, NMG SD, GLDH, Airport Collective, Mr. Barakett, and SGSD entered into an amended and restated settlement and release agreement (the “Amended GLDH Settlement Agreement”) which supersedes and replaces the Original GLDH Settlement Agreement. Pursuant to the Amended GLDH Settlement Agreement, the parties agreed as follows:

i.	GLDH, Airport Collective, and Mr. Barakett agreed to release us from all claims related to the Prior GLDH Agreement upon closing of the Asset Purchase Agreement in consideration of the following:

A.	the Company issuing to Mr. Barakett or his designee up to 1,340,502 Common Shares at a deemed price of CAD$0.7439 per share, subject to NMG SD receiving all licenses, permits, and authorizations required for NMG SD to conduct medical commercial cannabis retail operations at the San Diego Location (the “SD Medical Licenses”) (issued);

B.	the Company issuing to Mr. Barakett or his designee up to 1,340,502 Common Shares at a deemed price of CAD$0.7439 per share, subject to NMG SD receiving all licenses, permits, and authorizations required for NMG SD to conduct adult-use commercial cannabis retail operations at the San Diego Location (the “SD Adult-use Licenses”) (issued); and

C.	the Company paying certain legal and consulting expenses incurred by GLDH, Airport Collective and Barakett in an aggregate amount of US$90,500 (paid); and

ii.	SGSD agreed to assign its lease for the San Diego Location to NMG SD, and to release our Company, NMG LB and NMG SD from any and all claims, in consideration of the payment by us of a total of USD$500,000 to SGSD’s members, to be paid and satisfied by the issuance of Common Shares to them at the maximum discount allowed by the CSE (issued).

NMG SD is owned 60% by the our subsidiary, DEP, and 40% by SJJR, LLC (“SJJR”). Mr. Barakett agreed to cover SJJR’s portion of all start-up costs associated with NMG SD establishing commercial cannabis operations at the San Diego Location, inclusive of: (i) the costs associated with becoming a tenant at the San Diego Location; and (ii) all construction costs associated with building out the San Diego Location for NMG SD’s operations. The share consideration payable to Mr. Barakett under the Amended GLDH Settlement Agreement is subject to reduction if Mr. Barakett fails to meet this obligation on a timely basis.

NMG SD, which has assumed the lease on the ShowGrow San Diego premises, has been awarded its own medical commercial cannabis retail license and adult-use commercial retail license and commenced operations on April 15, 2020. In consideration for the landlord, Green Road, LLC, agreeing to consent to the assignment of the original lease with SGSD to NGM SD, we agreed to provide the following consideration to the landlord:

i.	$700,000 in Common Shares of the Company calculated upon execution of the assignment and first amendment to commercial lease (the “Assignment and First Amendment”), dated June 13, 2019, at the maximum discount allowed by the CSE to be issued to the landlord immediately following execution of the Assignment and First Amendment (1,031,725 shares issued on August 12, 2019);

ii.	$783,765.26 in cash to be paid to the landlord via bank draft within five (5) business days of execution of the Assignment and First Amendment (paid); and

iii.	$750,000 in cash, plus interest at the rate of five percent (5%) simple per annum accruing from the effective date to be paid no later than five (5) business days of the landlord’s receipt from the City of San Diego of a Conditional Use Permit allowing adult-use commercial cannabis storefront retail operations at the San Diego Location (paid).

Pursuant to the Assignment and First Amendment, the parties agreed to amend the original lease to permit NMG SD to have three (3) five (5) year renewal options as opposed to two (2) renewal options. In addition, the parties agreed to reduce the amount of the sale bonus provision in the original lease to $1,000,000 from $2,000,000, which shall only be payable in connection with the first two assignments triggering this obligation, and thereafter, assignments will not require payment of a sale bonus. Furthermore, the parties also amended certain provisions of the original lease to ensure that any change in members representing less than fifty percent (50%) of the existing membership interests of NMG SD shall be an excluded transaction and not trigger the sale bonus or be deemed an assignment requiring consent of the landlord.

Amended and Restated Convertible Note and General Security Agreement

As contemplated by the Original GLDH Settlement Agreement, we entered into a loan agreement with GLDH dated June 19, 2019 (the “2019 GLDH Loan Agreement”), pursuant to which the Prior GLDH Note has been superseded and replaced with an amended and restated senior secured convertible note payable to us by GLDH in the principal amount of $5,200,000 (the “Amended and Restated GLDH Note”). The Amended and Restated GLDH Note bears interest at the rate of 20% per annum, compounded annually, and will mature and become repayable on June 19, 2022. GLDH’s obligations under 2019 GLDH Loan Agreement and the Amended and Restated GLDH Note have been guaranteed by Airport Collective, and are secured under a security agreement dated June 19, 2019 by all of GLDH’s and Airport Collective’s personal property, including but not limited to equipment, inventory, accounts receivable, cash or cash equivalents, and rights under contracts.

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

We will pay the balance of the purchase price for the Purchased Assets by issuing up to 2,681,006 Common shares at a deemed price of CAD$0.7439 per share (issued in escrow on August 12, 2019); the number of shares required to pay and satisfy the balance of the purchase price for the Purchased Assets in the amount of $1,500,000 was determined with reference to the Agreed Foreign Exchange Rate of CAD$1.3296:USD$1.00. The purchase price – and therefore the amount of the share consideration - remains subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which is expected to occur in the near future as NMG LB has obtained local and state commercial cannabis licenses to conduct medical and adult-use commercial cannabis retail operation at the Long Beach Location.

Contemporaneous Loan

We entered into a contemporaneous loan (the “Contemporaneous Loan”) with GLDH in the amount of $726,720.00 to fund certain business improvements and expansion needs of GLDH’s business operations. We and NMG LB agreed to forgive the Contemporaneous Loan on the date of closing of the Asset Purchase Agreement.

Management Assignment and Assumption Agreement

On or around August 1, 2019, NMG LB began managing the ShowGrow Long Beach business pursuant to the management assignment and assumption agreement dated June 19, 2019, among NMG LB, GLDH and Airport Collective. Under the agreement, NMG LB is entitled to manage the business and recognize the profits from the business until NMG LB receives its own commercial cannabis licenses, which have been received, and the Asset Purchase Agreement is closed.

Transactions with Satellites Dip, LLC

On June 6, 2019, we, through our wholly-owned subsidiary, NMGCC entered into a management and administrative services agreement (the “California Management Agreement”) with Satellites Dip, LLC, a California limited liability company (“SD”) that is licensed to carry on commercial cannabis distribution and manufacturing operations within the state of California. Under the California Management Agreement, NMGCC agreed to provide certain management and administrative services to SD, in exchange for a management fee equal to the greater of: (a) 30% of net profits (as such term is defined in the California Management Agreement); and (b) $10,000 per month. The California Management Agreement had an initial term expiring on June 6, 2020.

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

NMGCC furnished equipment and machinery necessary for the manufacture of the Branded Products by SD. As contemplated by the California Management Agreement, NMGCC has leased such equipment and machinery to SD pursuant to an Equipment Lease Agreement between the parties dated June 6, 2019. The initial term of the Equipment Lease Agreement will expire on June 6, 2020. It is the intent of the parties that the monthly rent payable under the Equipment Lease Agreement be completely net to NMGCC, such that NMGCC will not be liable for any costs or expenses of any nature whatsoever relating to the equipment or any improvements to the equipment, or use of the equipment. SD is solely responsible for any such costs, charges, expenses, and outlays, including taxes, maintenance, and repairs.

In conjunction with entering into the California Management Agreement, we through NMGCC entered into a loan and security agreement (the “Loan Agreement”) dated June 6, 2019, whereby NMGCC loaned SD US$250,000 to fund the property and business improvements and expansion needs of SD’s business operations. The loan is due and payable on June 6, 2020, subject to extension by mutual agreement between the parties, and bears interest at a rate of 12% per annum. Interest will accrue and be compounded quarterly, and will be payable by SD upon maturity. SD may prepay, in whole or in part, all or any portion of the principal amount and accrued interest on the loan without being subject to any pre-payment penalty. The loan was evidenced by a promissory note, and the performance of SD of its obligations under the loan agreement and the promissory note are secured pursuant to a security agreement.

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

Brand Director Agreement

In conjunction with the Settlement Agreement, on November 30, 2019, NMGCC entered into a brand director agreement (the “Brand Director Agreement”) with SD. Pursuant to the Brand Director Agreement, SD engaged NMGCC to provide certain advisory and brand director services in connection with SD’s manufacture of Company-branded products, as well as certain other products (the “Managed Products”) as agreed to by NMGCC (the “Brand Director Services”). The initial term of the Brand Director Agreement was six months and the parties may continue to renew the Brand Director Agreement for successive three-month renewal periods.

The Brand Director Services include: (a) managing SD’s production of the Managed Products; (b) payment of a reimbursement fee to SD equal to the amount of direct costs and direct taxes applicable to the Managed Products; (c) managing inventory of the Managed Products; and (d) directing SD to enter into distribution agreements and sale agreements with third-party commercial cannabis licensees for the distribution and sale of the Managed Products in accordance with applicable law. Pursuant to the Brand Director Agreement, NMGCC will pay a monthly fee (the “Contribution Fee”) of $5,000 to SD, however, SD waived payment of the Contribution Fee for the first five (5) months of the Brand Direction Agreement.

In consideration for the Brand Director Services, SD agreed to pay NMGCC a monthly brand director fee to be calculated as follows: (x) net revenue for a single calendar month, multiplied by, (y) seventy-five percent (75%); (z) plus any fees to be paid to NMGCC in connection with the equipment lease agreement (the “Equipment Lease Agreement”) dated June 6, 2019 (the “Equipment Lease Fee”) added to the product of (x) and (y), the (q) total amount shall be the fee paid to NMGCC. If the net revenue, minus the product of (x) and (y) is less than the Equipment Lease Fee in any given month, the difference shall carry over to the subsequent month, to be added to that month’s Equipment Lease Fee, or the difference may be paid by SD at its sole option.

Equipment Purchase Agreement

Also in conjunction with the Settlement Agreement, on November 30, 2019, NMGCC and SD entered into an equipment purchase agreement (the “Equipment Purchase Agreement”) pursuant to which NMGCC agreed to purchase certain equipment (the “Equipment”) from SD. The aggregate purchase price for the Equipment is $235,685.

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

New Nevada Production Facility

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

As of the date of this Annual Report on Form 10-K, 35 states and the District of Columbia have passed laws allowing their residents to use medical cannabis.

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

In addition to Body and Mind branded products, NMG manufactures products for national brands including Her Highness and Shoogies.

Our Strategy

Body and Mind’s strategy is focused on a platform approach to expansion which focuses on limited license states and jurisdictions. We work to maximize shareholder value through:

1)	Production and distribute Body and Mind branded products (production and/or cultivation);
2)	Use excess production capacity to produce and distribute synergistic third party brands;
3)	Own or operate strategic retail stores for vertical integration; and
4)	Enter new markets though lower cost applications and opportunistic / targeted acquisitions.

We have a track record of award-winning cannabis strains, flower and extracts and as early entrants to the Nevada market management has experience with writing license applications, cultivating and operating efficiently and working within a strict metric or track and trace environment.

We have developed the premium, marquis lifestyle “Body and Mind” brand in Nevada with strong penetration into dispensaries and have expanded the brand to dispensaries in California. The Body and Mind brand appeals to a wide range of cannabis consumers with products including oils, extracts (wax, live resin, ambrosia) and edibles.

We have a long track record of producing award-winning cannabis products and we have success with licensing to manufacture for brands. We currently produce cannabis oil cartridges for Gpen, a well known vaporizer manufacturer. We have constructed and are operating in a new larger production facility and are in discussions with several cannabis brands who may be interested in having Body and Mind produce their brand and products under license in Nevada.

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

Having completed the construction and startup of the new Nevada production facility, we have begun the design process for conversion of the former extraction and kitchen space into additional cultivation capacity. Based on square footage of available space, this expansion will provide about 18% increase in cultivation capacity. We expect this increase to be realized in mid to late FY 2021.

Effect of Existing or Probable Governmental Regulations on the Business

The United States Food and Drug Administration (FDA) regulates all food and food ingredients introduced into or offered for sale in interstate commerce (with the exception of meat, poultry, and certain processed egg products). At this time, our edible food products are not introduced into or offered for sale in interstate commerce, and FDA approval of our edible products is not required. However, we must, and do, comply with food labeling requirements set forth by the Southern Nevada Health District (SNHD) and the Nevada Department of Taxation, which include: a statement of identity, net quantity of contents, ingredient statement, manufacturer information, nutritional labeling, “use-by” date, safe handling instructions, an allergen statement, “Keep out of reach of children” statement, “THIS IS A CANNABIS PRODUCT” statement, cannabinoid profile, terpenoid profile, total amount of THC, our production license number, production run number, date of production, date of final testing, date on which the product was packaged, etc.

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

Concentrates (in various forms) – these are concentrates with various consistencies regarding their final form:

•	Shatter – a glass like concentrate
•	Sugar – a sugar/salt like concentrate
•	Ambrosia – a sugar/ salt like concentrate with terpenes added
•	Badder – a concentrate with a malleable texture
•	Live Resin Sugar – made from extracting material that was frozen immediately after harvesting

Disposable Vape Pens – a disposable pen vaporizer filled with our in-house produced distillate oil. Distillate flavors include Blackberry, Bruce Banner, Canteloupe, Do Si Do, Forbidden Fruit, Gelato, Guava, Hardcore OG, Lime, Mandarin Cookies, Mimosa, Pineapple, Strawberry Diesel, Tangerine, Watermellon. Disposable pens are available with either 0.5 gram or 0.25 grams of distillate.

Raw Distillate Oil Cartridges – vaporizer cartridge filled with our in-house produced distillate oil. Raw Distillate flavors include Blackberry, Bruce Banner, Canteloupe, Do Si Do, Forbidden Fruit, Gelato, Guava, Hardcore OG, Lime, Mandarin Cookies, Mimosa, Pineapple, Strawberry Diesel, Tangerine, Watermellon. Raw distillate oil cartridges are available with either 0.5 gram or 0.25 grams of distillate

G Pen Gio Cartridges – vaporizer cartridges for Gpen vaporizers filled with our in-house produced distillate oil. G Pen Gio cartridge flavors include Blackberry, Bruce Banner, Canteloupe, Do Si Do, Forbidden Fruit, Gelato, Guava, Hardcore OG, Lime, Mandarin Cookies, Mimosa, Pineapple, Strawberry Diesel, Tangerine, Watermellon. G Pen Gio cartridges are available with either 0.5 gram or 0.25 grams of distillate.

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

Distribution Methods

In Nevada, we sell directly to licensed Nevada dispensaries.

In California, we provide brand director services in connection with SD’s manufacture of Company-branded products as well as certain other products in Cathedral City, California, which SD sells to licensed California dispensaries. In addition, we, through our 60% owned subsidiary, NMG SD, operate the ShowGrow San Diego dispensary, which opened in early April 2020. Furthermore, we, through our wholly-owned subsidiary, NMG LB, have been managing the ShowGrow Long Beach dispensary, have received all approval and final license transfer for such dispensary to NMG LB and are close to closing the acquisition of such dispensary.

In Ohio, we, through NMG, have been managing the fully operational Clubhouse dispensary located in Elyria,Ohio, which is 30% owned by NMG.

In Arkansas, we, through NMG, manage the “Body and Mind” branded medical marijuana dispensary in West Memphis, Arkansas, which opened on April 27, 2020.

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

Pre-Rolled Joints – In Nevada, our flower buds produce the material for our pre-rolls. All of our pre-roll packaging is easily obtained. There are numerus suppliers of joint paper, joint vials, and other joint packaging materials. In California, the source for our pre-rolled joints is tested quality flower from licensed facilities. We have relationships with licensed cultivators and there are numerous licensed cultivators who can supply flower. Our packaging is produced overseas, and suppliers are readily available.

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

We have built our business plan around capitalizing on the medical-use and recreational cannabis market. The regulated medical-recreational use cannabis industry is a rapidly growing industry that presents a unique opportunity under current market conditions. In the United States, the development and growth of the industry has generally been driven by state law and regulation, and accordingly, the market varies on a state-by-state basis. As of the date hereof, 35 states and the District of Columbia have passed laws allowing their citizens to use medical cannabis.

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

We use a state licensed distribution company to distribute our products and our primary market is in State of Nevada. In California, we distribute products under a brand director and brand marketing agreement with licensed cannabis company Satellites Dip LLC. Body and Mind sells directly to customers in California through the ShowGrow San Diego and ShowGrow Long Beach dispensaries.

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

In Ohio, patients must have a qualifying medical condition to be eligible for a medical-use card. Such qualifying medical conditions include: HIV/AIDS; Alzheimer’s disease; amyotrophic lateral sclerosis (ALS); cancer; chronic traumatic encephalopathy (CTE); Crohn’s disease; epilepsy or another seizure disorder; fibromyalgia; glaucoma; hepatitis C; inflammatory bowel disease; multiple sclerosis; pain that is chronic and severe, or intractable; Parkinson’s disease; post-traumatic stress disorder; sickle cell anemia; spinal cord disease or injury; Tourette’s syndrome; traumatic brain injury; and ulcerative colitis. Ohio prohibits smoking of medical-use cannabis, but permits oils, tinctures, plant material, edibles and patches. Ohio medical-use card holders may not possess more than a 90-day supply of medical marijuana, which is defined by form, as follows: plant material- no more than eight ounces of tier I medical marijuana, no more than five and three-tenths ounces of tier II medical marijuana; no more than twenty-six and fifty-five-hundredths grams of THC content in patches for transdermal administration or lotions, creams, or ointments for topical administration; no more than nine and nine-tenths grams of THC content in oil, tincture, capsule, or edible form for oral administration; no more than fifty-three and one-tenths grams of THC content in medical marijuana oil for vaporization.

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

Competitive Conditions and Position

Production and Sales

NMG has a number of licenses and a long-term lease for a facility allowing it to cultivate and produce medical and recreational marijuana. In addition to flower products, we produce marijuana extract products such as distillate oil, ice wax, dry sift, shatter, edibles and topicals.

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

Patents and Trademarks

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

Nevada – NMG filed and registered the “BaM” trademark with the State of Nevada effective January 26, 2016. The trademark expires January 26, 2021.

Montana - NMG filed and registered the “BaM” trademark with the State of Montana effective July 20, 2017. The trademark expires July 20, 2022.

Colorado - NMG filed and registered the “BaM” trademark with the State of Colorado effective August 16, 2017. The trademark expires August 16, 2021.

Employees

Including all companies, we currently have 101 full-time employees across all of its locations.

Material Contracts

Other than already disclosed above under the subsection titled “Description of Our Business”, we have the following material contracts:

Assignment Agreement

Subsequent to the signing of the letter of intent (the “Letter of Intent”) between Toro Pacific Management Inc. (“Toro”) and NMG with respect to the acquisition of NMG, we entered into an assignment and novation agreement with Toro and NMG, dated effective May 12, 2017, as amended on November 13, 2017, which assigned the Letter of Intent to us from Toro. Pursuant to the Assignment Agreement, we were committed to issue Toro 470,000 Common Shares under the following release schedule terms:

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

Concurrent with the closing of the Investment Agreement between Australis and the Company dated October 30, 2018, we entered into amending agreements (the “Amending Agreements”) with each of the NMG securityholders with respect to promissory notes (the “Promissory Notes”) issued by the Company in favor of each of the NMG securityholders upon closing of the certain Share Exchange Agreement between the Company, NMG and the NMG securityholders, dated September 14, 2017, whereby the Company and the NMG securityholders, other than TI Nevada, LLC, agreed to amend the terms of the Promissory Notes to provide for:

(a)	a payment of 50% of the outstanding principal on or before November 12, 2018;

(b)

the remaining 50% of the outstanding principal to bear interest at 8% commencing on February 14, 2019 (the “Due Date”). All interest accrued under the note shall be due and payable to the lender on a quarterly basis commencing on May 1, 2019, and continuing every three (3) months thereafter until all principal, interest, and other amounts payable under the note has been paid. All outstanding principal, interest, and other amounts payable hereunder shall be due and payable in a balloon payment on the date (the “Maturity Date”) that is the earlier of:

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

	(ii)	to foreclose upon the collateral pursuant to the note and the agreement; and

	(iii)	to exercise any other right or remedy permitted by law;

and, with respect to TI Nevada, LLC, the Company, TI Nevada, LLC and all of the other NMG securityholders agreed to amend the Promissory Note issued to TI Nevada, LLC to provide for:

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

Conversion Agreement

On July 1, 2019, we entered into a conversion agreement (the “Conversion Agreement”) with Australis, whereby Australis agreed to convert the Debentures on July 1, 2020. Upon execution of the Conversion Agreement, we remitted CAD$148,339.72 to Australis as an advanced interest payment for the period from November 2, 2018 to July 1, 2020. On July 1, 2020, we issued 2,909,091 Common Shares to Australis at a deemed value of CAD$0.55 per Common Shares and the Debentures were fully converted to Common Shares.

Trademark and Technology License and Services Agreement

In connection with the Asset Purchase Agreement, we and our affiliates and subsidiaries, will license certain intellectual property from Green Light District Management, LLC (“GLDM”), a Delaware limited liability company, and GLDH. The licenses consist of:

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

Licenses

City of Las Vegas – Conditional Cultivation Business License

Body and Mind was granted license # M66-00066, a conditional business license by the city of Las Vegas, Nevada on July 1, 2020. The license is for a medical marijuana cultivation facility and expires on January 1, 2021.

City of Las Vegas – Conditional Production Business License

Bam – Body and Mind was granted license # M68-00014, a conditional business license by the city of Las Vegas, Nevada on July 30, 2020. The license is for a medical marijuana production facility and expires on January 1, 2021.

Clark County Limited Business License

NMG was granted license #2000032.MMR-301, a temporary business license by Clark County, Nevada (“Clark County”). The temporary business license expires on December 31, 2020.

Nevada State Business License

NMG was granted a Nevada State Business License on January 7, 2020 under the identification number #NV20141151164. The license has an expiry date of March 31, 2021.

Nevada Medical Marijuana Program – State Certificate (Cultivation)

Body and Mind was issued certificate number 30658964196185382559 to be a medical marijuana cultivation establishment on July 1, 2020 by the Department of Taxation for C144 (“Certificate 30658964196185382559”). The certificate expires on June 30, 2021.

Nevada Marijuana Cultivation Facility License

Body and Mind was issued license number 79806207400948405980 to be a marijuana cultivation facility on July 1, 2020 by the Department of Taxation for RC144 (“License 79806207400948405980”). The license expires on June 30, 2021.

Nevada Medical Marijuana Program – State Certificate (Production)

Body and Mind was issued certificate number 82120463387641172380 to be a medical marijuana production establishment on July 1, 2020 by the Department of Taxation for P044 (“Certificate 82120463387641172380”). The certificate expires on June 30, 2021.

Nevada Marijuana Production Facility License

Body and Mind was issued license number 20833618692863727137 to be a marijuana production facility on July 1, 2020 by the Department of Taxation for RP144 (“License 20833618692863727137”). The license expires on June 30, 2021.

California Bureau of Cannabis Control – State License

NMG San Diego, LLC was issued license number C10-0000653-LIC, a provisional storefront adult-use and medicinal retailer license on November 12, 2019 by the California Bureau of Cannabis Control. The license expires on November 11, 2021.

ITEM 1A. RISK FACTORS

In addition to the information contained in this Annual Report on Form 10-K, we have identified the following material risks and uncertainties which reflect our outlook and conditions known to us as of the date of this Annual Report. These material risks and uncertainties should be carefully reviewed by our stockholders and any potential investors in evaluating the Company, our business and the market value of our common stock. Furthermore, any one of these material risks and uncertainties has the potential to cause actual results, performance, achievements or events to be materially different from any future results, performance, achievements or events implied, suggested or expressed by any forward-looking statements made by us or by persons acting on our behalf. Refer to “Forward-looking Statements”.

There is no assurance that we will be successful in preventing the material adverse effects that any one or more of the following material risks and uncertainties may cause on our business, prospects, financial condition and operating results, which may result in a significant decrease in the market price of our common stock. Furthermore, there is no assurance that these material risks and uncertainties represent a complete list of the material risks and uncertainties facing us. There may be additional risks and uncertainties of a material nature that, as of the date of this Annual Report, we are unaware of or that we consider immaterial that may become material in the future, any one or more of which may result in a material adverse effect on us. You could lose all or a significant portion of your investment due to any one of these material risks and uncertainties.

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

We have incurred losses in prior periods. For the fiscal year ended July 31, 2020, we incurred a comprehensive loss of $4,693,935 and, as of that date, we had an accumulated deficit of $14,865,608. Any losses in the future could cause the quoted price of our Common Shares on the CSE to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

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

The impact of the novel coronavirus (COVID-19) pandemic on the global economy and our operations remains uncertain, which could have a material adverse impact on our business, results of operations and financial condition and on the market price of our common shares.

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 11, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. COVID-19 may have a future material impact on our results of operation with respect to retail sales at our dispensary locations as well as wholesales of our products in Nevada to dispensaries in Nevada. In Nevada, the state forced all in-store sales to be halted in March 2020, only allowing home delivery sales, and eventually curbside pickup sales. This order forced the retail market and the wholesale demand to nearly stop until retailers satisfied regulatory requirements to carry out home delivery and curbside pickup. This had a significant negative impact on our sales from March 2020 to May 2020 in Nevada. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

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

Our business operates in industries that may experience periodic, cyclical downturns. In addition, if our business demand depends on customers’ spending budgets, product and economic cycles can affect the spending decisions of these customers. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, changes in incentive programs, new product introductions and customer inventory levels. Any of these factors could adversely affect our growth and results of operations in any given period.

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

The State of Nevada has only issued to date a small number of licenses to produce and sell medical marijuana. There are, however, many applicants for licenses. The number of licenses granted could have a material impact on our operations. Because of early stages of the industry in which we operate, we expect to face additional competition from new entrants. If the number of users of medical marijuana in the United States increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. We may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis, which could materially and adversely affect our business, financial condition and results of operations.

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

Our business involves the growing of cannabis, which is an agricultural product. As such, our business is subject to the risks inherent in the agricultural business, such as pests, plant diseases and similar agricultural risks. This could lead to a reduced yield when harvesting the cannabis affecting the supply of cannabis for distribution, and, therefore, could have a material adverse effect on our business operations and our ability to meet consumer demand.

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

We believe the medical marijuana industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of the medical marijuana produced. Consumer perception of our products and proposed products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of medical marijuana products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favourable to the medical marijuana market or any particular product, or consistent with earlier publicity.

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

Under U.S. federal law, banks or other financial institutions that provide us with banking services could be found guilty of money laundering, which restricts our ability to receive reputable banking services and adversely affects our business operations.

Under U.S. federal law it may potentially be a violation of federal money laundering statutes for financial institutions to take any proceeds from marijuana sales or any other Schedule I substance. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to cannabis businesses. Under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering or conspiracy. Financial institutions must submit a “suspicious activity report” (“SAR”) as required by federal money laundering laws. These marijuana related SARs are divided into three categories: marijuana limited, marijuana priority, and marijuana terminated, based on the financial institution’s belief that the marijuana business follows state law, is operating out of compliance with state law, or where the banking relationship has been terminated. There can be no assurance that a negative SAR will not be filed against us limiting our access to banking services as well as subjecting us to Federal review. This will also negatively impact our public image and affect operations.

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

The Independent Alcohol Distributors of Nevada (“IADON”) filed a suit in District Court in Carson City, Nevada requesting a preliminary injunction against the Department to prevent the issuance of licenses to distribute recreational marijuana to anyone other than licensed alcohol distributors. The original ballot initiative passed by the voters of Nevada on November 8, 2016 provided that the Department shall issue licenses for marijuana distributions only to persons holding a wholesaler dealer license under Chapter 369 of NRS (alcohol distributor license), unless the department determined that an insufficient number of marijuana distributors will results from the limitation. On June 20, 2017, the Judge in the IADON litigation granted IADON’s motion for preliminary injunction, and thereby enjoined the Department from issuing a retail marijuana distributor license to any person or entity other than wholesale alcohol distributors.

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

Our Articles of Incorporation authorize the issuance of up to 900,000,000 Common Shares, with a par value of $0.0001 per share. As of December 9, 2020, the Company had 108,377,778 Common Shares issued and outstanding, 9,055,000 stock options outstanding and 12,415,284 share purchase warrants outstanding.

As at December 9, 2020, the Company’s 9,055,000 stock options outstanding are exercisable into 9,055,000 Common Shares of the Company with the following terms:

Number of Options outstanding	Exercise price	Expiry dates
2,800,000	CAD$0.66	November 24, 2022
175,000	CAD$0.41	June 6, 2023
1,605,000	CAD$0.57	December 10, 2023
150,000	CAD$0.61	December 10, 2023
2,250,000	CAD$0.88	August 21, 2024
250,000	CAD$0.93	October 1, 2024
200,000	CAD$0.88	January 23, 2025
250,000	CAD$0.405	March 1, 2025
1,375,000	CAD$0.67	April 30, 2025
9,055,000

Number of Options exercisable	Exercise price	Expiry dates
2,800,000	CAD$0.66	November 24, 2022
175,000	CAD$0.41	June 6, 2023
1,605,000	CAD$0.57	December 10, 2023
150,000	CAD$0.61	December 10, 2023
1,125,000	CAD$0.88	August 21, 2024
125,000	CAD$0.93	October 1, 2024
50,000	CAD$0.88	January 23, 2025
62,500	CAD$0.405	March 1, 2025
343,750	CAD$0.67	April 30, 2025
6,436,250

As at December 9, 2020, the Company’s 12,415,284 share purchase warrants outstanding are exercisable into 12,415,284 Common Shares of the Company with the following terms:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
11,780,134	CAD$1.50	May 17, 2023
635,150	CAD$1.25	May 16, 2023
12,415,284

Pursuant to the membership interest purchase agreement to acquire the remaining 70% of NMG Ohio, we issued 793,466 Common Shares on October 21, 2020.

We also issued 70,500 Common Shares to Toro Pacific Management Inc. on November 14, 2020.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Property Leases

On November 10, 2017, NMG entered into a revised five-year lease agreement with Resort Holdings 5, LLC, a Nevada limited liability company, for the property located at 3375 Pepper Lane, Las Vegas, NV, containing approximately 18,000 square feet. We have four options to extend the lease and each option is for five years. The monthly rent was $12,875 + common area expenses and increased to $13,133 + common area expenses on January 1, 2020. The guaranteed minimum monthly rent is subject to a 2% increase on each anniversary date of the lease. In July 2018, Resort Holdings 5, LLC, the landlord, sold the property to a third party and assigned the lease to Minor Street Properties, LLC. All leases terms remain the same.

On April 9, 2019, NMG entered into a three-year lease agreement with Haigaz and Nora Atamian, commercial property owners, for the property located at 6420 Sunset Corporate Drive, Las Vegas, NV, containing approximately 7,700 square feet. We have one option to extend the lease for an additional three-year term and an option to purchase the property at any point during the initial term. The monthly rent was $6,026 + common area expenses and increased to $6,252 + common area expenses on May 1, 2020. The guaranteed minimum monthly rent is subject to a $.03 per square foot, per month, increase on each anniversary date of the lease.

On August 2, 2018, NMG Ohio, LLC entered into a three-year lease agreement with MMCA Development, LLC, an Ohio limited liability company, for the property located at 709 Sugar Lane, Elyria, Ohio 44035, containing approximately 4,100 square feet. The monthly rent is $4,200.

On April 4, 2018, Comprehensive Care Group, LLC entered into a five-year lease agreement with MarGlas, LLC, an Arkansas limited liability company, for the property located at 201 & 203 N. Ok Street, West Memphis, Arkansas, containing approximately 10,000 square feet. We have two options to extend the lease and each option is for five years. The monthly rent is $3,000.

On December 1, 2018, SGSD, LLC entered into a five-year lease agreement with Green Road, LLC, a California limited liability company, for the property located at 7625 Carroll Road, San Diego, California, containing approximately 4,600 square feet. On June 13, 2019, SGSD, LLC assigned the lease to NMG San Diego, LLC. Under the terms of the assignment and first amendment to the original lease agreement dated June 13, 2019, we have three options to extend the lease and each option is for five years. The monthly base rent was $15,000 + common area expenses and increased to $15,450 + common area expenses on May 1, 2020. The guaranteed monthly rent is subject to a 1-6% increase on each anniversary date of the lease, based on increases in the Consumer Price Index for San Diego County.

On January 10, 2017, SJK Services, LLC entered into a five-year lease agreement with Meng Lin Zhang, a commercial property owner, for the property located at 3411 E. Anaheim St., Long Beach, California, containing approximately 1,856 square feet. On September 7, 2018, SJK Services, LLC amended its lease agreement with Meng Lin Zhang. On December 14, 2018, SJK Services, LLC assigned the amended lease agreement to The Airport Collective, Inc., a California corporation. On March 8, 2019, The Airport Collective, Inc. assigned the amended lease agreement to NMG Long Beach, LLC. Under the terms of the amended lease agreement, we have one option to extend the lease for five years. The monthly base rent was $6,636 + common area expenses, totaling $8,000 every month, and increased to $6,968 + common area expenses on January 10, 2021, totaling $8,400 every month. The guaranteed minimum monthly rent is subject to a 5% increase on each anniversary date of the lease.

On October 1, 2019, NMG Ohio, LLC entered into a three-year lease agreement with MMCA Development, LLC, an Ohio limited liability company, for the property located at 719 Sugar Lane, Elyria, Ohio 44035, containing approximately 4,000 square feet. The monthly rent is $4,000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock was quoted on the OTC Pink since November 6, 2008, initially under the symbol “DPLY” until December 8, 2017 and then under the symbol “BMMJ” as a result of our name change on November 14, 2017 in connection with our acquisition of NMG. As of July 30, 2019, our common stock was posted for trading on the OTCQB under the same symbol “BMMJ”. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTCQB and OTC Pink. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
July 31, 2020	$0.49	$0.21
April 30, 2020	$0.53	$0.15
January 31, 2020	$0.92	$0.33
October 31, 2019	$1.18	$0.56
July 31, 2019	$2.15	$0.65
April 30, 2019	$2.70	$0.46
January 31, 2019	$0.84	$0.35
October 31, 2018	$0.75	$0.26
July 31, 2018	$0.47	$0.25

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

Quarter Ended	High		Low
July 31, 2020	CAD$	0.68	CAD$	0.30
April 30, 2020	CAD$	0.72	CAD$	0.22
January 31, 2020	CAD$	1.05	CAD$	0.43
October 31, 2019	CAD$	1.56	CAD$	0.76
July 31, 2019	CAD$	2.89	CAD$	0.84
April 30, 2019	CAD$	3.71	CAD$	0.62
January 31, 2019	CAD$	1.11	CAD$	0.51
October 31, 2018	CAD$	1.20	CAD$	0.33
July 31, 2018	CAD$	0.53	CAD$	0.37

On December 9, 2020, the last reported sale price of our common stock on the OTCQB was $0.39 per share and the last reported sale price of our common stock on the CSE was CAD$0.48 per share.

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

As of December 9, 2020, we have 9,055,000 stock options outstanding which are exercisable into 9,055,000 Common Shares.

Warrants

As of December 9, 2020, we have 12,415,284 common share purchase warrants outstanding which are exercisable into 12,415,284 Common Shares.

Holders of Common Shares

As of December 9, 2020, we had 205 shareholders of record, which does not include shareholders whose shares are held in street or nominee names, if any.

Dividends

We have not paid dividends or made distributions on our Common Shares during the past three fiscal years and through the date of this Annual Report. We have no present intention of paying dividends in the near future. We will pay dividends when, and if declared by our board of directors. We expect to pay dividends only out of retained earnings in the event that we do not require our retained earnings for operations and reserves. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends, but Nevada corporate law prohibits us from declaring and paying dividends if after doing so we would not be able to pay our debts as they become due in the usual course of business, or our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We have no shares with preferential dividend and distribution rights authorized or outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows our equity securities that are authorized for issuance pursuant to equity compensation plans for our most recently completed financial year ended July 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,155,000	CAD$	0.70	1,596,381
Equity compensation plans not approved by security holders	Nil	Nil		Nil
Total	9,155,000	CAD$	0.70	1,596,381

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

On November 24, 2017, we issued an aggregate of 3,850,000 stock options in accordance with our stock option plan at an exercise price of CAD$0.66 per share for a five-year term expiring November 24, 2022, of which there are currently only 2,900,000 stock options outstanding from such grant of stock options. The options were granted to officers, directors and consultants of the Company. During the year ended July 31, 2020, the Company cancelled 950,000 stock options due to forfeiture.

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

On December 11, 2018, the Company issued 2,050,000 stock options in accordance with the Company’s stock option plan at an exercise price of CAD$0.57 per share for a five-year term expiring December 10, 2023, of which there are currently only 1,525,000 stock options outstanding from such grant of stock options. The options were granted to current directors, officers, employees and consultants of the Company. During the year ended 31 July 2020, the Company cancelled 525,000 stock options in this series due to forfeiture.

The fair value of the stock options was calculated to be $880,595 (CAD$1,165,117) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	5	years
Expected volatility		265%
Expected dividend yield		0%
Risk-free interest rate		2.03%

On August 21, 2019, the Company issued 2,850,000 stock options with an exercise price of CAD$0.88 per share for a term of five years expiring on August 21, 2024, of which there are currently only 1,900,000 stock options outstanding from such grant of stock options. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant. During the year ended 31 July 2020, the Company cancelled 950,000 stock options in this series due to forfeiture.

The total fair value of the stock options granted was calculated to be $1,373,856 (CAD$1,818,232) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125	years
Expected volatility		195%
Expected dividend yield		0%
Risk-free interest rate		1.28%

On October 1, 2019, the Company issued 250,000 stock options with an exercise price of CAD$0.93 per share for a term of five years expiring on October 1, 2024. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

The total fair value of the stock options granted was calculated to be $145,045 (CAD$191,960) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125	years
Expected volatility		194%
Expected dividend yield		0%
Risk-free interest rate		1.37%

On January 23, 2020, the Company issued 200,000 stock options with an exercise price of CAD$0.88 per share for a term of five years expiring on January 23, 2025. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

The total fair value of the stock options granted was calculated to be $68,645 (CAD$90,608) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125	years
Expected volatility		173%
Expected dividend yield		0%
Risk-free interest rate		1.43%

On March 1, 2020, the Company issued 250,000 stock options with an exercise price of CAD$0.41 per share for a term of five years expiring on March 1, 2025. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

The total fair value of the stock options granted was calculated to be $56,287 (CAD$75,331) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125	years
Expected volatility		127%
Expected dividend yield		0%
Risk-free interest rate		1.11%

On April 30, 2020, the Company issued 1,375,000 stock options with an exercise price of CAD$0.67 per share for a term of five years expiring on April 30, 2025. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

The total fair value of the stock options granted was calculated to be $524,432 (CAD$701,863) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125	years
Expected volatility		133%
Expected dividend yield		0%
Risk-free interest rate		0.32%

On July 7, 2020, the Company cancelled 350,000 stock options with an exercise price of CAD$0.88 per share, 80,000 stock options with an exercise price of CAD$0.57 per share and 150,000 stock options with an exercise price of CAD$0.57. Subsequently, the Company issued replacement stock options of 350,000 stock options with an exercise price of CAD$0.88 per share, 80,000 stock options with an exercise price of CAD$0.57 per share and 150,000 stock options with an exercise price of CAD$0.61 under the same vesting provisions and expiry dates as the original stock options.

The incremental fair value based on the difference between the replacement and original stock options immediately before they were modified was calculated to be $Nil (CAD$Nil) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	2.066	years
Expected volatility		116%
Expected dividend yield		0%
Risk-free interest rate		0.25%

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

Recent Sales of Unregistered Securities

Year Ended July 31, 2020

On August 12, 2019, we issued an aggregate of 4,337,111 common shares to three individuals and one trust pursuant to the Amended Settlement Agreement dated June 28, 2019, the Asset Purchase Agreement dated June 19, 2019 and the Assignment and First Amendment dated June 13, 2019, whereby 624,380 common shares were issued to two individuals at a price of CAD$1.048 per share, 2,681,006 common shares were issued to one individual at a deemed price of CAD$0.7439 and 1,031,725 common shares were issued to a trust at a price of CAD$0.904 per share. We relied upon the exemption from registration provided by Section 4(a)(2) under the U.S. Securities Act for the three individuals and one trust who are U.S. persons.

On August 12, 2019, we issued an aggregate of 81,591 common shares upon exercise of 81,591 warrants by two individuals at a price of CAD$0.66 per common share for aggregate proceeds of $40,765 (CAD$53,950). We relied on the exemption from registration provided by Rule 903 of Regulation S promulgated under the Securities Act for the issuance of such common shares as the securities were issued to the non-U.S. persons through an offshore transaction which was negotiated and consummated outside of the United States. [

On August 21, 2019, we granted 2,850,000 stock options in accordance with our stock option plan at an exercise price of CAD$0.88 per share for a five-year term expiring August 21, 2024. The options were granted to our current directors, officers, employees and consultants. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S for optionees who are non-U.S. persons and on the exemption from registration provided by Section 4(a)(2) under the U.S. Securities Act for optionees who are U.S. persons. On October 16, 2019, we cancelled 400,000 stock options at the voluntary request of a director of the corporation who resigned.

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

On April 24, 2020, we issued an aggregate of 2,681,004 common shares to one individual pursuant to the Amended Settlement Agreement dated June 28, 2019 at a deemed price of CAD$0.7439 per share. We relied upon the exemption from registration provided by Section 4(a)(2) under the U.S. Securities Act for the one individual who is a U.S. person.

On April 30, 2020, we granted an aggregate of 1,375,000 stock options in accordance with our stock option plan at an exercise price of CAD$0.67 per share for a five-year term expiring on April 30, 2025. The options were granted to our officers, directors and a consultant. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S for optionees who are non-U.S. persons and on the exemption from registration provided by Section 4(a)(2) under the U.S. Securities Act for optionees who are U.S. persons.

On July 1, 2020, we issued 2,909,091 shares of common stock to Australis at a deemed value of CAD$0.55 per share pursuant to the conversion of the convertible debenture in the principal amount of CAD$1.600,000 that was issued by us to Australis on November 2, 2018. We relied upon the exemption from registration under Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) under the Securities Act.

On July 7, 2020, we granted an aggregate of 580,000 stock options in accordance with our stock option plan of which 350,000 stock options had an exercise price of CAD$0.88 per share expiring on August 21, 2024, 80,000 stock options had an exercise price of CAD$0.57 per share expiring on December 10, 2023 and 150,000 stock options had an exercise price of CAD$0.61 per share expiring on December 10, 2023. We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S as the optionees were non-U.S. persons.

ITEM 6. SELECTED FINANCIAL DATA

The following tables provide selected financial data for each of the past two years, and should be read in conjunction with, and are qualified in their entirety be reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended July 31, 2020, as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

INCOME STATEMENT DATA	Year Ended 31 July 2020	Year Ended 31 July 2019
Revenue	$6,232,521	$5,336,557
Sales tax	$945,232	$724,339
Cost of sales	$3,778,898	$2,831,642
Gross Margin	$1,508,391	$1,780,576
Operating Expenses	$(7,055,199)	$(5,865,987)
Comprehensive Loss	$(4,693,935)	$(3,457,842)
Net Loss Per Share	$(0.04)	$(0.05)
Weighted Average Number of Common Shares Outstanding (basic and diluted)	102,644,757	69,548,041

BALANCE SHEET DATA	As at 31 July 2020	As at 31 July 2019
Working Capital (Deficiency)	$2,791,289	$10,262,959
Total Assets	$38,799,268	$36,239,251
Accumulated Deficit	$(14,865,608)	$(10,525,062)
Shareholders’ Equity	$33,304,449	$33,196,203

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report on Form 10-K filing for the fiscal year ended July 31, 2020, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended July 31, 2020 and 2019 and our financial condition as at July 31, 2020 and 2019, with a particular emphasis on fiscal 2020, our most recently completed fiscal year.

Overview

Our principal business is the production and cultivation of medical and recreational marijuana in Nevada pursuant to licenses held by NMG operating under the marquee brand name of Body & Mind and produces flower, oil, extracts and edibles and are available for sale in dispensaries in Nevada. In addition, we have retail/ dispensary operations in Ohio pursuant to the licenses held by NMG, retail/dispensary operations in California pursuant to licenses held by NMG SD and NMG LB and brand directors services and licensing arrangements with a licensed manufacturer in California providing Body and Mind branded products to dispensaries in California. We anticipate brand expansion into Ohio and Arkansas.

Results of Operations for the years ended July 31, 2020 and 2019

The following table sets forth our results of operations for the fiscal years ended July 31, 2020 and 2019:

	July 31, 2020 $	July 31, 2019 $
Sales	6,232,521	5,336,557
Cost of sales and other	(4,724,130)	(3,555,981)
General and Administrative Expenses	(7,055,199)	(4,623,179)
Other Items	1,082,587	(910,148)
Net Loss	(4,598,389)	(3,752,751)
Foreign Currency Translation Adjustment	(95,546)	294,909
Comprehensive Loss	(4,693,935)	(3,457,842)
Basic and Diluted Loss Per Share	(0.04)	(0.05)

Revenues

For the year ended July 31, 2020 we had total net sales of $5,287,289 and cost of sales of $3,778,898 for a gross margin of $1,508,391 compared to total net sales of $4,612,218 and cost of sales of $2,831,642 for a gross margin of $1,780,576 in the year ended July 31, 2019. During the year ended July 31, 2020, the Company recorded product sales as follows:

Revenues – By Product	Year ended July 31, 2020 $	%

Flower	4,921,876	79%
Concentrates	999,357	16%
Edibles	311,288	5%

Total	6,232,521

Operating Expenses

For the year ended July 31, 2020, general and administrative expenses totaled $7,055,199 compared with $4,623,179 for the year ended July 31, 2019. A significant reason for the increase in general and administrative expenses between the years related to increased consulting fees from $167,942 to $565,472 and business development increased from $Nil to $449,949 as a result of various ongoing acquisitions and expansions. The Company adopted ASC 842, Lease Accounting, and presented lease expense of $219,384 on the income statement related to the Company's leases in Nevada, USA and California, USA. The Company’s office administration increased from $931,045 to $1,090,215, rent increased from $119,074 to $275,102 and salaries and wages increased from $926,198 to $1,589,037 as a result of increased operations in Nevada as well as the total number of employees under payroll. The Company also recorded a non-cash stock-based compensation of $1,278,282 related to August 2019, October 2019, January 2020, March 2020, April 2020 and July 2020 options granted to certain officers, directors, employees and/or consultants of the Company compared to $880,595 in 2019.

Income Taxes

The (benefit) expense for income taxes consists of the following:

	2020	2019

Current:
Federal	$1,428,797	$-
State	9,040	-
	1,437,838	-

Deferred:
Federal	(1,303,670)	-
State	-	-
	(1,303,670)	-

Total (benefit) expense for income taxes	$134,168	$-

Section 280E of the Internal Revenue Code (“IRC”) prohibits businesses engaged in the trafficking of Schedule I or Schedule II controlled substances from deducting normal business expenses, such as payroll and rent, from gross income (revenue less cost of goods sold). Section 280E was originally intended to penalize criminal market operators, but because cannabis remains a Schedule I controlled substance for U.S. Federal purposes, the Internal Revenue Service (the “IRS”) has subsequently applied Section 280E to state-legal cannabis businesses. Cannabis businesses operating in states that align their tax codes with the IRC are also unable to deduct normal business expenses from their state taxes. The nondeductible expenses shown in the effective rate reconciliation above is comprised primarily of the impact of applying Section 280E to the Company’s businesses that are involved in selling cannabis, along with other typical non-deductible expenses such as lobbying expenses.

	2020	2019

Net loss for the year before income tax	$(4,464,221)	$(3,752,751)
Federal and state income tax rates	21.00%	21.00%

Expected income tax recovery	(937,486)	(788,078)
IRC 280E disallowance	941,288	-
Stock options	268,439	184,924
Non-consolidated income	54,147	-
Other permanent differences	15,757	1,158,055
Change in estimates and others	1,193,750	120,554
Opening deferred tax adjustments	(1,251,727)	-
Change in tax rates	-	178,289
Change in benefit not recognized	(150,000)	(853,744)

Total income tax expense	$134,168	$-

Other Items

During the year ended July 31, 2020, our other items accounted for $1,082,587 in income as compared to $910,148 in expenses for the year ended July 31, 2019. The significant components in other items primarily relates to the Company’s proportion of income on equity investee in NMG Ohio LLC of $397,119 (2019 – $56,466), interest income on the secured convertible note related to the investment in GLDH and convertible loan receivable from CCG in the amount of $1,119,503 (2019 - $719,865), and interest expense of $132,718 (2019 - $1,242,808) related to the convertible loan held by Australis that was converted to common shares on July 1, 2020. On November 30, 2019, the Company entered into a settlement and release agreement with SD resulting a loss of $239,328 (2019 - $Nil).

Net Loss

Net loss for the year ended July 31, 2020 totaled $4,598,389 compared with a net loss of $3,752,751 for the year ended July 31, 2019. The increase in net loss of $845,638 is largely due to the increase in operating expenses as discussed above and the income tax expense of $134,168.

Other Comprehensive Income (Loss)

We recorded translation adjustments loss of $95,546 and gain of $294,909 for the year ended July 31, 2020 and 2019, respectively. The amounts are included in the statement of operations as other comprehensive income(loss) for the respective years.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of July 31, 2020 and 2019:

	As of July 31, 2020	As of July 31, 2019

Cash reserves	$1,352,130	$9,004,716
Working capital (deficiency)	$2,791,289	$10,262,959

Financings

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

Statement of Cashflows

During the year ended July 31, 2020, our net cash decreased by $7,652,586 (2019: increase of $8,679,879), which included net cash used in operating activities of $2,566,345 (2019: $3,229,443), net cash used in investing activities of $5,081,534 (2019: $8,508,258), net cash provided by financing activities of $90,839 (2019: $20,122,671) and effect of exchange rate changes on cash and cash equivalents of $95,546 (2019: $294,909).

Cash Flow used in Operating Activities

Cash flow used in operating activities totaled $2,310,164 and $3,229,443 during the year ended July 31, 2020 and 2019, respectively. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $4,598,389 during the year ended July 31, 2020 compared to $3,752,751 in 2019. The net loss in 2020 included, among other things, non-cash depreciation of $378,105 (2019: $289,560), amortization of right-of-use assets of $123,240 (2019: $Nil), accrued interest income of $131,850 (2019: $1,242,808), gain of equity investee of $397,119 (2019: $56,466), loss on settlement with SD of $239,328 (2019: $Nil), advances to GLDH expensed of $680,018 (2019: $Nil) and stock-based compensation of $1,278,282 (2019: $880,595).

The following non-cash items further adjusted the loss for the year ended July 31, 2020 and 2019:

•

Decrease in amounts receivable and prepaid of $27,923 (2019: increase of $502,070), increase in inventory of $587,514 (2019: $437,002), decrease in trade payables and accrued liabilities of $290,060 (2019: increase of $531,434), decrease in lease liabilities of $88,155 (2019: $Nil), increase in income taxes payable of $1,370,121 (2019: $Nil), increase in due to related parties of $39,985 (2019: decrease of $38,129), net increase in loan payable to NMG Ohio of $1,139,560 (2019: loan receivable of $673,633) and decrease in deferred tax liability of $1,303,670.

Cash Flow used in Investing Activities

During the year ended July 31, 2020, investing activities used cash of $5,337,715 compared to $8,508,258 during the year ended July 31, 2019. The change in cash used in investing activities from the year ended July 31, 2020 relates primarily to investment in Green Light District Holdings, Inc. of $2,893,609 (2019: $6,650,641), additional property and equipment of $871,720 (2019: $368,162), and payments to SD of $334,348 (2019: $255,980). The Company also provided a convertible loan of $1,238,038 (2019: $52,225) to CCG in Arkansas.

Cash Flow provided by Financing Activities

During the year ended July 31, 2020, financing activities provided cash of $90,839 compared to $20,122,671 during the year ended July 31, 2019. During the year ended July 31, 2020, the Company issued 165,715 common shares for proceeds of $90,839 related to the exercise of 165,715 warrants.

Trends and Uncertainties

Potential Impact of the COVID-19 Pandemic

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 11, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. COVID-19 may have a future material impact on our results of operation with respect to retail sales at our dispensary locations as well as wholesales of our products in Nevada to dispensaries in Nevada. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. We do not yet know the full extent of any impact on our business or our operations, however, we will continue to monitor the COVID-19 situation closely, and intend to follow health and safety guidelines as they evolve.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent events

On September 1, 2020, our wholly owned subsidiary, NMG Long Beach LLC, received all approvals and final license transfer for the ShowGrow Long Beach dispensary.

On September 9, 2020, our wholly owned subsidiary, NMG OH 1 LLC, received all approvals and final license and name transfer from the Ohio Department of Pharmacy for the Clubhouse dispensary located in Elyria, Ohio.

On September 23, 2020, we announced the launch of Pretzel Bite edibles into California.

On October 21, 2020, we issued 793,466 shares of common stock in connection with the NMG Ohio transaction. On October 22, 2020, we announced the closing of the NMG Ohio transaction and outlined a complaint for disciplinary action by the Nevada Cannabis Compliance Board (the “CCB”) with respect to Nevada Medical Group LLC (NMG), the Company’s Nevada operating subsidiary. The CCB’s complaint alleges that certain employees were on site without valid agent cards and, additionally, that NMG failed to maintain security measures, restricting access to the establishment building. The disciplinary action sought includes fines, as well as licence termination. NMG intends to contest or resolve the complaint through the prescribed legal process mandated by the CCB.  NMG will continue to operate without interruption while fully co-operating with the investigation.

On October 28, 2020, we announced we had been awarded best dispensary in Arkansas by Ark420.com.

On November 9, 2020, we corrected a prior news release on the NMG Ohio transaction to announce that we provided the final consideration to the members of NMG Ohio, other than NMG Nevada, and the participants pursuant to the definitive agreement in order to acquire the remaining 70% interest in NMG Ohio, however, the transfer of the remaining 70% interest in NMG Ohio to NMG Nevada will not occur until all of the closing conditions under the Definitive Agreement have been satisfied.

Outstanding share data

At December 9, 2020, we had 108,377,778 issued and outstanding common shares, 9,055,000 outstanding stock options and 12,415,284 outstanding warrants.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2022. The Company does not anticipate this amendment to have a significant impact on the consolidated financial statements.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital of $2,791,289 as at July 31, 2020. However, the Company may require additional financing to meet all current and future financial obligations.

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

For the year ended 31 July 2020

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Body and Mind Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Body and Mind Inc. (the “Company”) as of July 31, 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year ended July 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020, and the results of its operations and its cash flows for the year ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Change in Accounting Principles

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for leases during the year ended July 31, 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective August 1, 2019, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Costa Mesa, CA

December 15, 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Body and Mind Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Body and Mind Inc. (the "Company") as of July 31, 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017.

Vancouver, Canada

November 13, 2019

Body and Mind Inc.	Statement 1

Consolidated Balance Sheets
(U.S. Dollars)

	As of 31 July 2020	As of 31 July 2019

ASSETS
Current
Cash	$1,352,130	$9,004,716
Amounts receivable	972,705	939,909
Interest receivable on convertible loan (Note 6)	78,000	27,000
Prepaids	138,016	227,843
Inventory (Note 5)	1,769,837	1,390,419
Convertible loan receivable (Note 6)	1,290,263	-
Total Current Assets	5,600,951	11,589,887

Convertible Loan Receivable (Note 6)	-	52,225
Investment in NMG Ohio LLC (Note 17)	3,161,240	2,764,121
Investment in and advances to GLDH (Note 18)	8,910,854	7,373,036
Loan Receivable from NMG Ohio LLC (Note 17)	-	701,781
Other investments (Note 19)	-	255,980
Property and Equipment (Note 7)	6,733,019	2,694,500
Brand and Licenses	11,757,483	8,172,000
Goodwill	2,635,721	2,635,721
TOTAL ASSETS	$38,799,268	$36,239,251

LIABILITIES
Current
Accounts payable	$753,846	$979,384
Accrued liabilities	30,712	95,234
Income taxes payable	1,609,479	239,358
Due to related parties (Note 8)	52,937	12,952
Lease liabilities (Note 20)	362,688	-
Total Current Liabilities	2,809,662	1,326,928

Lease Liabilities (Note 20)	1,806,212	-
Loan Payable to NMG Ohio LLC (Note 17)	466,495	-
Deferred Tax Liability	412,450	1,716,120
TOTAL LIABILITIES	5,494,819	3,043,048

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 11)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
107,513,812 (2019 – 97,279,891) Common Shares	10,751	9,728
Additional Paid-in Capital	47,665,678	41,765,408
Shares to be Issued (Notes 10, 11 and 14)	19,703	1,118,815
Other Comprehensive Income	731,768	827,314
Accumulated Deficit	(14,865,608)	(10,525,062)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO BAM	33,562,292	33,196,203
NON-CONTROLLING INTEREST	(257,843)	-
TOTAL EQUITY	33,304,449	33,196,203
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,799,268	$36,239,251

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.	Statement 2

Consolidated Statements of Operations
(U.S. Dollars)

	Year Ended 31 July
	2020	2019

Sales	$6,232,521	$5,336,557
Sales tax	(945,232)	(724,339)
Cost of sales	(3,778,898)	(2,831,642)
	1,508,391	1,780,576

General and Administrative Expenses
Accounting and legal (Note 8)	676,935	895,263
Bad debt expense	54,047	-
Business development	449,949	-
Consulting fees (Notes 8 and 16)	565,472	167,942
Depreciation	112,025	12,870
Insurance	113,523	76,659
Lease expense	219,384	-
Licenses, utilities and office administration	1,090,215	931,045
Management fees (Note 8)	449,877	420,202
Regulatory, filing and transfer agent fees	65,997	137,117
Rent	275,102	119,074
Salaries and wages	1,589,037	926,198
Stock-based compensation (Note 11)	1,278,282	880,595
Travel	115,354	56,214
	(7,055,199)	(4,623,179)
Net Operating Loss Before Other Income (Expenses)	(5,546,808)	(2,842,603)
Other Income (Expenses)
Foreign exchange, net	5,388	(241,862)
Interest expense	(132,718)	(1,242,808)
Interest income	1,119,503	719,865
Loss on settlement (Note 19)	(331,743)	-
Management fee income	-	37,000
Other income	26,046	-
Early loan repayment penalty	-	(200,000)
Write-off of assets	(1,008)	(38,809)
Equity in earnings (Note 17)	397,119	56,466
Net Loss Before Income Tax	$(4,464,221)	$(3,752,751)
Income tax expense	(134,168)	-
Net Loss	(4,598,389)	(3,752,751)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(95,546)	294,909
Comprehensive Loss	$(4,693,935)	$(3,457,842)
Net loss attributable to:
Body and Mind Inc.	(4,340,546)	(3,752,751)
Non-controlling interest	(257,843)	-

Comprehensive loss attributable to:
Body and Mind Inc.	(4,436,092)	(3,457,842)
Non-controlling interest	(257,843)	-
Loss per Share – Basic and Diluted	$(0.04)	$(0.05)
Weighted Average Number of Shares Outstanding	102,644,757	69,548,041

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.	Statement 3

Consolidated Statements of Changes in Stockholders’ Equity
(U.S. Dollars)

	Share Capital		Additional		Other
	Common Shares		paid-in	Shares to be	comprehensive		Non-controlling
	Number	Amount	capital	issued	income	Deficit	interest	Total
Balance – 31 July 2018	47,774,817	$4,778	$16,918,082	$103,267	$532,405	$(6,772,311)	$-	$10,786,221
Private placement (Note 11)	27,780,134	2,778	15,085,636	-	-	-	-	15,088,414
Exercise of warrants (Note 11)	16,007,333	1,601	5,955,166	-	-	-	-	5,956,767
Issuance of escrowed shares (Note 11)	141,000	14	50,003	(50,017)	-	-	-	-
Share issue costs	322,581	31	(270,767)	-	-	-	-	(270,736)
Finance fee for promissory note (Notes 9 and 11)	1,105,083	111	822,383	-	-	-	-	822,494
Investment agreement with Australis (Notes 11 and 16)	1,768,545	177	786,946	-	-	-	-	787,123
Acquisition of NMG Ohio LLC (Notes 11 and 17)	2,380,398	238	1,448,567	-	-	-	-	1,448,805
Shares to be issued on conversion of debt (Note 10)	-	-	-	1,065,565	-	-	-	1,065,565
Equity component of convertible debenture (Note 10)	-	-	88,797	-	-	-	-	88,797
Stock-based compensation (Note 11)	-	-	880,595	-	-	-	-	880,595
Foreign currency translation adjustment	-	-	-	-	294,909	-	-	294,909
Loss for the year	-	-	-	-	-	(3,752,751)	-	(3,752,751)
Balance – 31 July 2019	97,279,891	9,728	41,765,408	1,118,815	827,314	(10,525,062)	-	33,196,203
Acquisition of GLDH (Note 18)	7,018,115	702	4,094,255	-	-	-	-	4,094,957
Conversion of debt (Note 10)	2,909,091	291	1,196,793	(1,197,084)	-	-	-	-
Exercise of warrants (Note 11)	165,715	16	90,823	-	-	-	-	90,839
Escrow release	141,000	14	33,533	(33,547)	-	-	-	-
Share payment reduction related to investment in GLDH (Note 18)	-	-	(793,416)	-	-	-	-	(793,416)
Stock-based compensation (Note 11)	-	-	1,278,282	-	-	-	-	1,278,282
Accretion and interest on convertible debt	-	-	-	131,519	-	-	-	131,519
Foreign currency translation adjustment	-	-	-	-	(95,546)	-	-	(95,546)
Loss for the year	-	-	-	-	-	(4,340,546)	(257,843)	(4,598,389)
Balance – 31 July 2020	107,513,812	$10,751	$47,665,678	$19,703	$731,768	$(14,865,608)	$(257,843)	$33,304,449

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.	Statement 4

Consolidated Statements of Cash Flows
(U.S. Dollars)

	Year Ended 31 July
Cash Resources Provided By (Used In)	2020	2019
Operating Activities
Net loss for the year	$(4,598,389)	$(3,752,751)
Items not affecting cash:
Accrued interest and accretion	131,519	1,242,808
Accrued interest income	(1,029,503)	(693,333)
Advances to GLDH expensed during the year	680,018	-
Amortization of licenses	78,025	-
Amortization of ROU assets	123,240	-
Deferred tax expense	(1,303,670)	-
Depreciation	378,105	289,560
Foreign exchange	196,621	(59,265)
Gain of equity investee	(397,119)	(56,466)
Loss on settlement	331,743	-
Stock-based compensation	1,278,282	880,595
Write off of amounts receivable	1,008	38,809
Write off of inventory	208,096	-
Amounts receivable and prepaids	(23,077)	(529,070)
Interest receivable on convertible loan	51,000	27,000
Inventory	(587,514)	(437,002)
Trade payables and accrued liabilities	(290,060)	531,434
Income taxes payable	1,370,121	-
Due to related parties	39,985	(38,129)
Lease liabilities	(88,155)	-
Loan to NMG Ohio LLC	(112,869)	(673,633)
Loan from NMG Ohio LLC	1,252,429	-
Cash used in operating activities	(2,310,164)	(3,229,443)

Investing Activities
Repayment by (investment in) NMG Ohio, LLC	-	(1,181,250)
Investment in GLDH	(2,893,609)	(6,650,641)
Other investments	(334,348)	(255,980)
Purchase of property and equipment	(871,720)	(368,162)
Convertible loan receivable	(1,238,038)	(52,225)
Cash used in investing activities	(5,337,715)	(8,508,258)

Financing Activities
Issuance of shares, net of share issue costs	90,839	21,561,568
Loans obtained	-	5,217,547
Loans repaid	-	(6,656,444)
Cash provided by financing activities	90,839	20,122,671

Effect of exchange rate changes on cash	(95,546)	294,909

Net Increase (Decrease) in Cash	(7,652,586)	8,679,879
Cash– Beginning of Year	9,004,716	324,837
Cash– End of Year	$1,352,130	$9,004,716

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
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

Principles of Consolidation These consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name	Jurisdiction	Ownership	Date of acquisition or formation
DEP Nevada Inc. (“DEP Nevada”)	Nevada, USA	100%	10 August 2017
Nevada Medical Group LLC (“NMG”)	Nevada, USA	100%	14 November 2017
NMG Retail LLC	Nevada, USA	75%	14 September 2018
NMG Long Beach LLC	California, USA	100%	18 December 2018
NMG Cathedral City LLC	California, USA	100%	4 January 2019
NMG Chula Vista LLC	California, USA	51%	10 January 2019
NMG San Diego LLC	California, USA	60%	30 January 2019
NMG OH 1, LLC	Ohio, USA	100%	30 January 2020

All inter-company transactions and balances are eliminated upon consolidation.

These consolidated financial statements include the following investments accounted for using the equity method of accounting:

Name	Jurisdiction	Ownership	Date of acquisition or formation
NMG Ohio LLC	Ohio, USA	30%	27 April 2017

2.	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after 15 December 2022. The Company does not anticipate this amendment to have a significant impact on the consolidated financial statements.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

2.	Recent Accounting Pronouncements – Continued

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of current period financial statements. These reclassifications had no effect on the previously reported net loss.

Basis of presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is 31 July.

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 31 July 2020 and 2019, the Company has no allowance for doubtful accounts.

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

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

3.	Significant Accounting Policies – Continued

Inventory

Inventory consists of raw material, work in progress (live plants and plants in the drying process), finished goods, and consumables. The Company values its raw material, finished goods and consumables at the lower of the actual costs or its current estimated market value less costs to sell. The Company values its work in progress at cost. The Company periodically reviews its inventory for obsolete and potentially impaired items. As of 31 July 2020 and 2019, the Company has no allowance for inventory obsolescence.

Property and equipment

Property and equipment are stated at cost and are amortized over their estimated useful lives on a straight-line basis as follows:

Office equipment	7 years
Cultivation equipment	7 years
Production equipment	7 years
Kitchen equipment	7 years
Vehicles	7 years
Vault equipment	7 years
Leasehold improvements	shorter of useful life or the term of the lease

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

3.	Significant Accounting Policies – Continued

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As of 31 July 2020 and 2019, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is in U.S. dollars. The Company’s subsidiaries have a functional currency in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Exchange gains and losses on inter-company balances that form part of the net investment in foreign operations are included in other comprehensive income. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net loss.

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

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

3.	Significant Accounting Policies – Continued

Fair value measurements – Continued

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

4.	Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 July 2020 and 2019:

	As of 31 July 2020	As of 31 July 2019
Financial assets at fair value
Cash	$1,352,130	$9,004,716
Convertible loan receivable	1,290,263	52,225

Total financial assets at fair value	$2,642,393	$9,056,941

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
For the year ended 31 July 2020
U.S. Dollars

4.	Financial Instruments – Continued

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company has an accumulated deficit of $14,865,608, recurring losses of $5,546,808 and negative cash flows from operations of $2,310,164 for the year ended 31 July 2020, and had working capital of $2,791,289 at 31 July 2020. There can be no assurance that the Company will be successful with generating and maintaining profitable operations or will be able to secure future debt or equity financing for its working capital and expansion activities.

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

5.	Inventory

	31 July 2020	31 July 2019

Work in progress	$211,621	$208,417
Finished goods	959,939	615,108
Consumables	598,277	566,894

Total	$1,769,837	$1,390,419

6.	Convertible loan receivable

 Effective March 15, 2019, the Company, through its wholly owned subsidiaries, DEP Nevada and NMG, entered into a convertible loan agreement and a management agreement with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical cannabis dispensary facility in West Memphis, Arkansas.

Pursuant to the management agreement, NMG will provide operations and management services, including management, staffing, operations, administration, oversight, and other related services. Under the management agreement, NMG will be required to obtain approval from CCG for any key decisions as defined in the agreement and accordingly the Company does not control CCG. NMG will be paid a monthly management fee equal to 66.67% of the monthly net profits of CCG, subject to conversion of the convertible loan as discussed below upon which the monthly management fee shall be $6,000 per month, unless otherwise agreed by the parties in writing. The Company earned management fees of $Nil and $37,000 during the years ended 31 July 2020 and 2019.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
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

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The sum of these two valuations is the fair value of the loan receivable balance of $1,290,263. Management believes that the accretion of the straight debt portion and embedded derivative related to the conversion option are not material due to the short term maturity of the loan. At 31 July 2020, the Company had advanced $1,290,263 (2019 - $52,225) and accrued interest income of $90,000 (2019 - $27,000) for the year ended 31 July 2020. As of 31 July 2020, total interest receivable was $78,000 (2019 - $27,000).

7.	Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Right-of-use Assets	Total
Cost:
Balance, 31 July 2019	32,077	463,756	297,961	51,108	38,717	2,172	2,266,006	-	3,151,797
Additions	41,233	14,431	247,762	-	-	-	1,979,383	-	2,282,809
ASC 842 adoption (Notes 13 and 20)	-	-	-	-	-	-	-	2,257,055	2,257,055
Balance, 31 July 2020	73,310	478,187	545,723	51,108	38,717	2,172	4,245,389	2,257,055	7,691,661

Accumulated Depreciation:
Balance, 31 July 2019	8,296	114,766	69,993	7,100	13,251	586	243,305	-	457,297
Depreciation	7,548	67,466	60,428	7,321	5,546	311	229,485	-	378,105
Amortization of ROU assets (Note 20)	-	-	-	-	-	-	-	123,240	123,240
Balance, 31 July 2020	15,844	182,232	130,421	14,421	18,797	897	472,790	123,240	958,642

Net Book Value:
At 31 July 2019	23,781	348,990	227,968	44,008	25,466	1,586	2,022,701	-	2,694,500
At 31 July 2020	$57,466	$295,955	$415,302	$36,687	$19,920	$1,275	$3,772,599	$2,133,815	$6,733,019

For the year ended 31 July 2020, a total depreciation of $112,025 (2019 - $12,870) was included in General and Administrative Expenses and a total depreciation of $266,080 (2019 - $276,690) was included in Cost of Sales.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

8.	Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the years ended 31 July 2020 and 2019 are as follows:

	For the year ended 31 July 2020	For the year ended 31 July 2019
A company controlled by the President, Chief Executive Officer and a director Management fees	$154,439	$50,072
A company controlled by the Chief Financial Officer and a director Management fees Accounting fees	91,594 -	- 37,791
A company controlled by a former director and former President of NMG Management fees	141,665	225,992
A company controlled by the Corporate Secretary Management fees Consulting fees	63,853 3,044	62,353 -
Chief Operating Officer Consulting fees	-	90,000
A company controlled by the former Chief Executive Officer and a former director Management fees	9,224	90,696
	$463,819	$556,904

Amounts owing to related parties at 31 July 2020 and 2019 are as follows:

a)	As of 31 July 2020, the Company owed $14,229 (2019 - $7,825) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 31 July 2020, the Company owed $7,833 (2019 - $5,127) to the Chief Financial Officer of the Company and a company controlled by him.

c)	As of 31 July 2020, the Company owed $5,875 (2019 - $Nil) to the Corporate Secretary of the Company and a company controlled by him.

d)	As of 31 July 2020, the Company owed $25,000 (2019 - $Nil) to the former director and former President of NMG of the Company and a company controlled by him.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
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

During the year ended 31 July 2020, the Company accrued interest and accretion expense of $Nil (2019 - $1,118,051).

10.	Convertible Debenture

In connection with an investment agreement with Australis on 30 October 2018 (Notes 11, 15 and 16), the Company issued an unsecured convertible debenture in the amount of $1,217,547 (CAD$1,600,000) to Australis. The convertible debenture bore interest at a rate of 8% per annum. Repayment of the outstanding principal amount of the convertible debenture, together with any accrued and unpaid interest, was to be made on or prior to 30 October 2020. The convertible debenture is convertible at the option of Australis into common shares of the Company at a conversion price of CAD$0.55 per common share, subject to adjustment and acceleration in certain circumstances.

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

During the year ended 31 July 2019, the Company accrued interest and accretion expense of $98,392. The Company paid interest of $72,623 calculated up to July 31, 2019 and further paid interest of $88,821 in advance up to 30 June 2020. As consideration for receiving the interest in advance, Australis agreed to convert the debt into equity on 1 July 2020 and has given up the right to receive cash. Upon conversion, the Company issued 2,909,091 shares of common stock to Australis (Note 11).

During the year ended 31 July 2020, the Company accrued interest and accretion expense of $131,850 (2019 - $98,392).

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
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

On 12 August 2019, the Company issued a total of 4,337,111 common shares of the Company in connection with the Purchase Agreement, NMG SD Settlement Agreement and the Lease Assignment Agreement valued at $2,752,782 (Notes 13 and 18).

On 12 August 2019, the Company issued 81,591 common shares upon exercise of 81,591 warrants at a price of CAD$0.66 per common share for aggregate proceeds of $40,688 (CAD$53,850).

On 12 September 2019, the Company issued 38,912 common shares upon exercise of 38,912 warrants at a price of CAD$0.66 per common share for aggregate proceeds of $19,405 (CAD$25,682).

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

11.	Capital Stock – Continued

On 4 October 2019, the Company issued 22,727 common shares upon exercise of 22,727 warrants at a price of CAD$0.90 per common share for aggregate proceeds of $15,455 (CAD$20,454).

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

On 14 May 2020, the Company issued 70,500 previous escrowed shares with a fair value of $15,760 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 14).

On 1 July 2020, the Company issued 2,909,091 shares of common stock valued at $1,197,084 to Australis pursuant to the conversion of the convertible debenture (Note 10).

Stock options

The Company previously approved an incentive stock option plan, pursuant to which the Company may grant stock options up to an aggregate of 10% of the issued and outstanding common shares in the capital of the Company from time to time.

On 11 December 2018, the Company issued 2,050,000 stock options in accordance with the Company’s stock option plan at an exercise price of CAD$0.57 per share for a five year term expiring 10 December 2023. The options fully vested on the date of grant. The options were granted to current directors, officers, employees and consultants of the Company. During the year ended 31 July 2020, the Company cancelled 525,000 stock options in this series due to forfeiture.

The fair value of the stock options was calculated to be $880,595 (CAD$1,165,117) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	5	years
Expected volatility		265%
Expected dividend yield		0%
Risk-free interest rate		2.03%

On 21 August 2019, the Company issued 2,850,000 stock options with an exercise price of CAD$0.88 per share for a term of five years expiring on 21 August 2024. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant. During the year ended 31 July 2020, the Company cancelled 950,000 stock options in this series due to forfeiture.

The total fair value of the stock options granted was calculated to be $1,373,856 (CAD$1,818,232) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125	years
Expected volatility		195%
Expected dividend yield		0%
Risk-free interest rate		1.28%

During the year ended 31 July 2020, the Company recorded a stock-based compensation of $977,571 (CAD$1,315,178) related to these options.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
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

During the year ended 31 July 2020, the Company recorded a stock-based compensation of $103,570 (CAD$139,338) related to these options.

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

During the year ended 31 July 2020, the Company recorded a stock-based compensation of $35,470 (CAD$47,719) related to these options.

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

During the year ended 31 July 2020, the Company recorded a stock-based compensation of $24,303 (CAD$32,696) related to these options.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
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

During the year ended 31 July 2020, the Company recorded a stock-based compensation of $137,368 (CAD$184,808) related to these options.

On 7 July 2020, the Company cancelled 350,000 stock options with an exercise price of CAD$0.88 per share, 80,000 stock options with an exercise price of CAD$0.57 per share and 150,000 stock options with an exercise price of CAD$0.57. Subsequently, the Company issued replacement stock options of 350,000 stock options with an exercise price of CAD$0.88 per share, 80,000 stock options with an exercise price of CAD$0.57 per share and 150,000 stock options with an exercise price of CAD$0.61 under the same vesting provisions and expiry dates as the original stock options.

The incremental fair value based on the difference between the replacement and original stock options immediately before they were modified was calculated to be $Nil (CAD$Nil) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	2.066	years
Expected volatility		116%
Expected dividend yield		0%
Risk-free interest rate		0.25%

	Number of options	Weighted average exercise price		Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2018	4,025,000	CAD$	0.65	4.34	CAD$	-
Granted	2,050,000	CAD$	0.57

Outstanding at 31 July 2019	6,075,000	CAD$	0.62	3.69	CAD$	1,675,750
Granted	5,505,000	CAD$	0.80
Cancelled	(2,425,000)	CAD$	0.73
Outstanding at 31 July 2020	9,155,000	CAD$	0.70	3.48	CAD$	-
Vested and fully exercisable at 31 July 2020	5,455,000	CAD$	0.65	2.87	CAD$	-

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

11.	Capital Stock – Continued

Share purchase warrants and brokers’ warrants

	Number of warrants	Weighted average exercise price
Outstanding at 31 July 2018	10,106,820	CAD$	0.89
Issued	28,415,284	CAD$	0.93
Exercised	(16,007,333)	CAD$	0.50

Outstanding at 31 July 2019	22,514,771	CAD$	1.22
Exercised	(165,715)	CAD$	0.73
Expired	(9,933,772)	CAD$	0.89
Outstanding at 31 July 2020	12,415,284	CAD$	1.49

As of 31 July 2020, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price		Expiry dates
11,780,134	CAD$	1.50	17 May 2023
635,150	CAD$	1.25	16 May 2023
12,415,284

12.	Segmented Information and Major Customers

The Company’s activities are all in the one industry segment of medical and recreational cannabis. All of the Company’s revenue generating activities and capital assets relate to this segment and are located in the USA. During the year ended 31 July 2020, the Company had no major customer over 10% of its revenues (2019 – one major customer for 12% of its revenues).

13.	Supplemental Disclosures with Respect to Cash Flows

	Year Ended 31 July
	2020	2019
Cash paid during the year for interest	$-	$392,623
Cash paid during the year for income taxes	$67,717	$-

On 30 November 2019, the Company entered into a Settlement Agreement with SD whereby the Company settled an aggregate receivable amount of $590,328 in exchange for $90,315 accounts receivable from future sale of Inventory, write-off of accounts receivable of $92,415, $25,000 future credit towards the Contribution Fee, and a production equipment valued at $235,685, resulting in a loss of $331,743 (Note 19).

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

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

13.	Supplemental Disclosures with Respect to Cash Flows – Continued

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets (Notes 7 and 20), and a corresponding increase in lease liabilities, in the amount of $1,181,143 which represented the present value of future lease payments using a discount rate of 12% per annum. In connection with the Lease Assignment Agreement, the Company assumed the lease for the San Diego dispensary and, as a result, the Company recognized additional right-of-use assets, and a corresponding increase in lease liabilities, in the amount of $1,075,912 which represented the present value of future lease payments using a discount rate of 12% per annum.

In connection with the closing of the business combination transaction to acquire all of the issued and outstanding securities of NMG, the net proceeds of the Company’s private placements of certain subscription receipts was released to the Company from escrow in the amount of $33,547 (Note 14).

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

Intangible assets acquired from third parties are measured initially at fair value and either classified as indefinite life or finite life depending on their characteristics. The Company’s brands and licenses have indefinite lives as long as the Company is in business. There are no indications of impairment at 31 July 2020.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

15.	Commitments

a)	In connection with the strategic investment agreement with Australis dated 30 October 2018 (the “Investment Agreement”) (Notes 10, 11 and 16), the Company agreed to pay a monthly service fee of $10,000 to Australis. In connection with the Company’s investment in GLDH and the promissory note provided by Australis (Note 9), the Company agreed to increase the monthly services fee to Australis to $16,500 per month for 5 years unless ownership held by Australis drops below 10% in which the fee will cease. Following the repayment of the promissory note, the monthly service fee to Australis was reduced to $12,000 commencing June 2019.

b)	On 25 October 2017, NMG Ohio entered into a five-year lease agreement for the property located at 709 Sugar Lane, Elyria, Ohio, containing approximately 4,100 square feet. The monthly rent is $4,200. The Clubhouse dispensary in Ohio is managed by the Company.

c)	On 13 June 2019, the five-year lease agreement dated 1 December 2018 for the property located at 7625 Carroll Road, San Diego, California, containing approximately 4,600 square feet was assigned to NMG San Diego. Under the terms of the assignment and first amendment to the original lease agreement dated 13 June 2019, the Company has three options to extend the lease and each option is for five years. The monthly base rent is currently $15,000. The guaranteed monthly rent is subject to a 1-6% increase on each anniversary date of the lease, based on increases in the Consumer Price Index for San Diego County.

d)	On 8 March 2019, the five-year lease agreement dated 10 January 2017, as amended on 7 September 2018, for the property located at 3411 E. Anaheim St., Long Beach, California, containing approximately 1,856 square feet was assigned to NMG Long Beach. Under the terms of the amended lease agreement, the Company has one option to extend the lease for five years. The monthly base rent is $6,636 plus common area expenses, totaling $8,000 every month. The guaranteed minimum monthly rent is subject to a 5% increase on each anniversary date of the lease. The ShowGrow dispensary in Long Beach is managed by the Company.

e)	On 21 August 2019, the Company entered into new and updated management and consulting agreements, on a month-to-month basis, with the following individuals:

	•	President and the Chief Executive Officer – $12,500 per month;
	•	Chief Financial Officer – CAD$10,000 per month;
	•	Chief Operating Officer – $15,000 per month;
	•	Corporate Secretary – CAD$7,500 per month;
	•	Former President of NMG and a former director – $16,666 per month increased to $25,000 per month on November 25, 2019; and
	•	Former Chief Executive Officer and an advisor - $12,500 per month.

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
For the year ended 31 July 2020
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

On 31 January 2019, the Company issued 1,768,545 common shares to Australis for proceeds of $787,123 pursuant to the Investment Agreement whereby the Company granted Australis anti-dilution participation rights to allow Australis to maintain a 35.783% ownership interest in the Company (Note 11). During the year ended 31 July 2020, the Company paid an advisory fee of $144,000 (2019 - $133,000), respectively.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

17.	Investment in NMG Ohio LLC

On 31 January 2019, the Company entered into a definitive agreement (“Definitive Agreement”) to acquire 100% ownership of NMG Ohio. The Company will purchase the remaining 70% interest for total cash payments of $1,575,000 and issuance of 3,173,864 common shares of the Company. As of 31 July 2019, the Company had issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,805. During the year ended 31 July 2019, the Company made cash payments of $1,181,250. At 31 July 2020, the Definitive Agreement had not closed.

The remaining cash payments totaling $393,750 and the remaining issuance of 793,466 common shares are expected to be paid and issued upon completion of the remaining Definitive Agreement closing items.

Until such time as the Definitive Agreement closes, the Company will continue to account for its 30% ownership interest in NMG Ohio as an investment using the equity method of accounting. During the year ended 31 July 2020, NMG Ohio recorded net revenues of $4,846,631, expenses of $3,522,902 and a net income of $1,323,729. The Company recorded an equity in earnings of $397,119 relating to its 30% pro rata share of net income which was included in other items on the statement of operations.

	31 July 2020	31 July 2019
30% equity investment:
Opening balance	$134,066	$77,600
Equity pickup	397,119	56,466

Total equity investment in NMG Ohio	531,185	134,066

Acquisition of remaining 70% interest:
Opening balance	2,630,055	-
Acquisition costs: Common shares issued to vendors at fair value	-	1,448,805
Acquisition costs: Cash payments to vendors	-	1,181,250

Total advances for remaining 70% acquisition of NMG Ohio	2,630,055	2,630,055

Total investment in NMG Ohio	$3,161,240	$2,764,121

Summarized financial information for NMG Ohio is as follows:

31 July 2020

Current assets	$925,423
Non-current assets	852,625
Total assets	1,778,048

Current liabilities	302,948
Non-current liabilities	-
Total liabilities	302,948

Revenues	4,846,631
Gross profit	2,044,812
Net income	1,323,729

Net income attributable to the Company	$397,119

During the year ended 31 July 2020, the Company received $1,139,560, net (2019 – provided a loan of $673,633) from NMG Ohio related to dispensary build-out and license fees.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
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

Additionally, the Company made an investment into GLDH by way of a US$5,200,000 senior secured convertible note (the “Note”) bearing interest at a rate of 20% per annum to be repaid to the Company on 28 November 2020 unless converted by the Company in accordance with the agreement. The Note is secured by a general security agreement and a UCC-1 financing statement in all U.S. states where GLDH has assets. Barakett provided a personal guarantee to the Company for the Note. The Company is in the process of finalizing the Purchase Agreement (see below) and applying the Note to the purchase price.

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
For the year ended 31 July 2020
U.S. Dollars

18.	Investment in and advances to GLDH – Continued

Definitive Agreement (Superseding Interim Agreement) – Continued

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

The purchase price is USD$6,700,000 (the “Purchase Price”). The consideration under the Purchase Agreement includes the following on closing:

i.	the USD$5,200,000 Note and accrued interest is to be applied towards the Purchase Price; and

ii.

USD$1,500,000 to be paid in common shares of the Company at a price of CAD$0.7439 per common share to a maximum of 2,681,006 common shares (the “Share Payment”) (issued) (Note 11) upon NMG LB receiving the transfer of all licenses, permits and BCC authorizations for NMG LB to conduct medical and adult-use commercial cannabis retail operations. The Share Payment is subject to reduction equal to the net liability of GLDH and Airport Collective.

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

ii.	USD$783,765, payable in cash (paid), within 5 business days following execution of the assignment agreement (paid); and

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

18.	Investment in and advances to GLDH – Continued

Definitive Agreement (Superseding Interim Agreement) – Continued

iii.	USD$750,000, payable in cash (paid), including interest at 5% per annum, upon receipt of the San Diego Conditional Use Permit allowing adult-use commercial cannabis retail operations.

Additionally:

1.	The Company is to provide a loan to GLDH in the amount of USD$200,000 at an interest rate of 12% per annum, accrued and compounded quarterly and due within 3 years (provided);

2.	The Company is to enter into a consulting agreement with Barakett through NMG LB to provide certain consulting and advisory services to NMG LB, agreeing to pay Barakett a total of USD$200,000 ($50,000 paid in fiscal 2019 and additional $150,000 paid during the year ended 31 July 2020);

3.	The Company will forgive approximately USD$800,000 for prior operating loans advanced by the Company to GLDH; and;

4.	The Company licenses certain intellectual property from Green Light District Management, LLC and GLDH (collectively referred to as “Licensor”). The Licensor grants the Company a perpetual license to utilize its operational intellectual property consisting of customer data, sales data, customer outreach strategies standard operating procedures, and other proprietary operational intellectual property. Licensor grants the Company a license for 2 years to utilize intellectual property such as trademarks and branding (the “Branding IP”). As consideration for the licenses, the Company has agreed to utilize the Branding IP until 19 June 2021 at the Company’s premises and at the San Diego retail locations for a period of 2 years from operations commencing at that location. Additionally, the Company agreed to pay the Licensor 3% of gross receipts from sales at the Long Beach dispensary.

The total investment in GLDH at 31 July 2020 and 2019 is as follows:

	31 July 2020	31 July 2019

Opening balance	$7,373,036	$-
Note receivable	-	5,200,000
Share issuances	4,092,175	-
Share payment reduction	(793,416)	-
Interest income accrued on the Note	1,040,000	693,333
Advances for working capital	2,143,609	666,876
Lease Assignment Agreement payment	750,000	783,765
Amount transferred to Property and Equipment	(1,431,585)	-
Amount transferred to Brand and Licenses	(3,585,483)	-
Expensed during the year	(501,862)	-
Foreign exchange	(175,620)	29,062
Ending balance	$8,910,854	$7,373,036

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
For the year ended 31 July 2020
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

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

19.	Other Agreements – Continued

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

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

19.	Other Agreements – Continued

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

The Company recorded a loss of $331,743 related to the Settlement Agreement with SD (Note 13) as follows:

Total amount settled	$590,328

Future proceeds from Inventory	90,315
Write-off of accounts receivable	(92,415)
Credit towards future Contribution Fee	25,000
Production equipment acquired	235,685

Loss from the settlement	$331,743

20.	Lease Liabilities

a)	On 10 November 2017, NMG entered into a revised five-year lease agreement for the property located at 3375 Pepper Lane, Las Vegas, NV, containing approximately 18,000 square feet. The Company has four options to extend the lease and each option is for five years. The monthly rent was $12,500 plus common area expenses, which increased to $12,875 plus common area expenses on 1 January 2019 and again increased to $13,132 plus common are expenses on 1 December 2019. The guaranteed minimum monthly rent is subject to a 2% increase on each anniversary date of the lease.

b)	On 9 April 2019, NMG entered into a three-year lease agreement for the property located at 6420 Sunset Corporate Drive, Las Vegas, NV, containing approximately 7,700 square feet. The Company has one option to extend the lease for an additional three-year term and an option to purchase the property at any point during the initial term. The monthly rent is $6,026 plus $1,129 in common area expenses, totaling $7,156 every month.

c)	On 24 April 2020, the Company assumed a five-year lease dated 1 December 2018, as amended on 13 June 2019, for the property located at 7625 Carroll Road, San Diego, CA. The Company has three options to extend the lease and each option is for five years. The monthly rent is $15,914 per month increasing by 3% every year until 1 December 2022. The lease contains a sale bonus provision of $1,000,000 or 10% of the purchase price of the entire business, whichever is greater, in the event of sale or assignment of the lease.

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets (Notes 7 and 13), and a corresponding increase in lease liabilities, in the amount of $1,181,143 which represented the present value of future lease payments using a discount rate of 12% per annum related to the two leases in Nevada, USA. The Company adopted the modified retrospective approach on adopting ASC 842 and accordingly the adoption was made effective 1 August 2019, with no restatement of the prior year comparatives.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

20.	Lease Liabilities – Continued

On the assumption of the lease in San Diego, California, the Company recognized right-of-use assets (Notes 7 and 13), and a corresponding increase in lease liabilities, in the amount of $1,075,912 which represented the present value of future lease payments using a discount rate of 12% per annum.

During the year ended 31 July 2020, the Company recorded a total lease expense of $293,327 related to the accretion of lease liabilities and the amortization of right-of-use assets of which $49,296 was included in General and Administrative Expenses and $73,944 was included in Cost of Sales.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$257,973
Right-of-use assets obtaining in exchange for lease obligations:
Operating leases	$2,257,055

Weighted-average remaining lease term – operating leases	7.53	years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2021	$417,695
2022	440,658
2023	450,995
2024	457,030
2025 and thereafter	1,569,096
Total lease payments	$3,335,474
Less imputed interest	(1,166,574)
Total	$2,168,900
Less current portion	(362,688)
Long term portion	1,806,212

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

21.	Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes for the years ended 31 July 2020 and 2019 is as follows: The (benefit) expense for income taxes consists of the following:

	2020	2019

Current:
Federal	$1,428,798	$-
State	9,040	-
	1,437,838	-

Deferred:
Federal	(1,303,670)	-
State	-	-
	(1,303,670)	-

Total (benefit) expense for income taxes	$134,168	$-

Section 280E of the Internal Revenue Code (“IRC”) prohibits businesses engaged in the trafficking of Schedule I or Schedule II controlled substances from deducting normal business expenses, such as payroll and rent, from gross income (revenue less cost of goods sold). Section 280E was originally intended to penalize criminal market operators, but because cannabis remains a Schedule I controlled substance for U.S. Federal purposes, the Internal Revenue Service (the “IRS”) has subsequently applied Section 280E to state-legal cannabis businesses. Cannabis businesses operating in states that align their tax codes with the IRC are also unable to deduct normal business expenses from their state taxes. The nondeductible expenses shown in the effective rate reconciliation above is comprised primarily of the impact of applying Section 280E to the Company’s businesses that are involved in selling cannabis, along with other typical non-deductible expenses such as lobbying expenses.

	2020	2019

Net loss for the year before income tax	$(4,464,221)	$(3,752,751)
Federal and state income tax rates	21.00%	21.00%

Expected income tax recovery	(937,486)	(788,078)
IRC 280E disallowance	941,288	-
Stock options	268,439	184,924
Non-consolidated income	54,147	-
Other permanent differences	15,757	1,158,055
Change in estimates and others	1,193,750	120,554
Opening deferred tax adjustments	(1,251,727)	-
Change in tax rates	-	178,289
Change in benefit not recognized	(150,000)	(853,744)

Total income tax expense	$134,168	$-

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

21.	Income Taxes - Continued

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	As at 31 July 2020	As at 31 July 2019

Deferred income tax asset
Lease liabilities	$450,139	$-
Net income tax operating loss carry forward	-	150,000
Deferred tax allowance	-	(150,000)
Deferred income tax liability
Investment in NMG Ohio LLC	(71,418)	-
Property and equipment – Non right-of-use	(186,298)	-
Property and equipment – Right-of-use	(426,902)	-
Brand and license	(177,971)	1,716,120

Net deferred income tax liability	$(412,450)	$1,716,120

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended 31 July 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of 31 July 2020, a valuation allowance of $Nil and as of 31 July 2019, a valuation allowance of $150,000 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As a result of an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, which occurred in the 31 July 2016 fiscal year, we are limited in our ability to utilize our net operating loss carryforwards and certain other built in deductions in computing our taxable income beginning with the ownership change date. As a result, $2,450,364 of our net operating loss is limited.

Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions, excluding the impact of penalties and interest.

	As at 31 July 2020	As at 31 July 2019

Beginning year balance	$-	$-
Increase related to prior year tax positions	406,508	-
Increase related to current year tax positions	560,484	-

Ending year balance	$966,992	$-

Of the $962,423 of gross unrecognized tax benefits from uncertain tax positions outstanding as of 31 July 2020, $555,915 would affect our effective tax rate if recognized.

Interest related to uncertain tax positions are required to be calculated, if applicable, and would be classified as “interest expense” in the two statements of operations. Penalties would be recognized as a component of “general and administrative expenses”. As of 31 July 2020, $13,979 of interest and $Nil penalties was reported and as of 31 July 2019, no interest and penalties were reported.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2020
U.S. Dollars

21.	Income Taxes - Continued

Our U.S. federal income tax returns for 31 July 2018 through 2020 are open to review by the U.S. Internal Revenue Service. Our state income tax returns for 31 July 2018 through 2020 are open to review, depending on the respective statute of limitation in each state.

As of 31 July 2020, we believe it is reasonably likely that, within the next twelve months, $Nil of the previously unrecognized tax benefits related to certain non-U.S. filing positions may be recognized due to the expirations of the statutes of limitations.

22.	Subsequent Events

On September 1, 2020, NMG Long Beach, LLC received all approvals and final license transfer for the ShowGrow Long Beach dispensary.

On September 9, 2020, NMG OH 1, LLC received all approvals and final license and name transfer from the Ohio Department of Pharmacy for The Clubhouse dispensary located in Elyria, Ohio.

On October 22, 2020, the transfer of The Clubhouse dispensary to our wholly owned subsidiary, NMG OH 1, LLC has been completed, as approved by the Ohio Board of Pharmacy, and the Company has paid all of the required consideration to the members of NMG Ohio, including cash payment of $393,750 and issuance of 793,466 common shares, in order to acquire the remaining 70% interest in NMG Ohio.

In November 2020, the Company issued 70,500 previous escrowed shares to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 10, 2020, our Board of Directors as well as our Audit Committee approved and authorized the dismissal of Dale Matheson Carr-Hilton Labonte LLP, (“DMCL”), as our independent registered public accounting firm. On the same date, our Board of Directors as well as our Audit Committee approved and authorized the engagement of the accounting firm of Marcum LLP, as our new independent registered public accounting firm.

DMCL’s report on our financial statements dated November 13, 2019, for the fiscal years ended July 31, 2019 and 2018, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

In connection with the audit of our financial statements for the fiscal years ended July 31, 2019 and 2018, and in the subsequent interim period through the effective date of dismissal on February 10, 2020, there were no disagreements, resolved or not, with DMCL on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of DMCL would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years.

During the Company’s fiscal years ended July 31, 2019 and 2018, and the period through the effective date of dismissal of DMCL on February 10, 2020, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended July 31, 2019 and 2018, and the subsequent interim period through the effective date of appointment of Marcum LLP (“Marcum”), on February 10, 2020, we had not, nor had any person on our behalf, consulted with Marcum regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor had Marcum provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement as set forth in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as set forth in Item 304(a)(1)(v) of Regulation S-K with our former independent registered public accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective due to the material weaknesses described below.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2020 due to material weaknesses regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. The Company was unable to perform an adequate assessment and procedures in determining effective internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Body and Mind executive officers and directors and their respective ages as of the date of this report are as follows:

Name and Position(1)	Age	Principal Occupation and Positions Held During the Last Five Years(1)

Michael Mills President, CEO and Director	51	President and Interim CEO of Body and Mind Inc. (Aug 2019 to present);

Stephen ‘Trip’ Hoffman COO and Director	55	Chief Operating Officer of Body and Mind (Nov 2018 to present), principle officer of NMG Cathedral City, NMG Long Beach, NMG San Diego, and NMG Chula Vista.

Darren Tindale Corporate Secretary	47

Former CFO of Body and Mind Inc. (March, 2017 to Aug 2019). CFO of Batero Gold Corp. (Dec 2012 to Dec 2013). Director of Finance of Bingham Group Services Corp. (Dec 2015 to July 2016). Owner and President of Stonerock Financial Ltd. (June 2010 to present).

David Wenger Director	38	Director of Body and Mind Inc. (Oct 2019 to present). General Counsel and Chief Strategy Officer of Asia Horizon Group Inc. (October 2019 to present).

Brent Reuter Director	53	Director of Body and Mind Inc. (Oct 2019 to present); Senior VP of investors relations and strategy for Australis Capital Inc. (October 2019 to present).

Dong Shim CFO and Director	37

Director of Body and Mind Inc. (Jul 2016 to present) and CFO of Body and Mind Inc. (Aug 2019 to present); President and founder of both SHIM Accounting Corporation (June 2013 to present) and Golden Tree Capital Corp. (November 2015 to present). CFO for International Private Vault Inc. (March 2014 to present), and a director of National Securities Administrators Ltd. (December 2016 to present). CFO for Avricore Health Inc. (Feb. 2018 to Sept. 2018), CFO of E-Play Digital Inc., (November 2016 to present), CFO for Arizona Silver Exploration Inc. (August 2017 to present), CFO for Mission Ready Solutions Inc. (June 2017 to present), CFO for Organimax Nutrient Corp. (April 2018 to present), and CFO for Reliq Health Technologies Inc. (Nov 2018 to March 2020).

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Michael Mills Mr. Mills was appointed President and Interim Chief Executive Officer on August 21, 2019 and was previously the Vice-President, Communications of the Company from June 2018 to August 21, 2019. On January 23. 2020, Mr. Mills was elected as a director and on April 30, 2020, Mr. Mills was appointed as full-time CEO. Prior to joining the Company, Mr. Mills was the President of Fairlawn Capital Partners Ltd., a consulting company offering finance, communications and capital market solutions to public and private businesses. Mr. Mills has experience in industries including media, manufacturing and technology and held increasingly senior roles at the Financial Post and National Post newspapers. Mr. Mills obtained a Bachelors of Business Administration from Bishop’s University.

Mr. Mills devotes approximately 70% of his time to us. Mr. Mills has entered into a consulting agreement with us.

Stephen “Trip” Hoffman Mr. Hoffman has been a Board member since March 1, 2020 and was appointed as Chief Operating Officer (“COO”) of the Company on November 15, 2018. Mr. Hoffman was previously the Chief Executive Officer of Bolder Venture Ltd., a privately held medical and recreational marijuana cultivation and dispensary company located in Boulder, Colorado, from 2016 until his appointment as Chief Operating Officer of the Company. From 2011 to 2016, Mr. Hoffman was the Chief Executive Officer of Trading Block Holdings Inc., a financial technology company located in Chicago, Illinois. Mr. Hoffman obtained a PhD in physics from Purdue University in December 1991.

Dong Shim Mr. Shim has been a Board member since December 15, 2016 and was appointed as the Chief Financial Officer of the Company on August 21, 2019. Mr. Shim is a partner and founder of Shim & Associates LLP (June 2013 to present) and Golden Tree Capital Corp. (November 2015 to present) providing accounting and other business advisory services to numerous companies in various industries. Mr. Shim is a director of National Securities Administrators Ltd. (May 2017 to present), Chief Financial Officer for E-Play Digital Inc. (November 2016 to present), Chief Financial Officer for Arizona Silver Exploration Inc. (August 2017 to present), Chief Financial Officer for Canamex Resources Corp. (August 2017 to present), Chief Financial Officer for Mission Ready Solutions Inc. (June 2017 to present), Chief Financial Officer for Organimax Nutrient Corp. (April 2018 to present), Chief Financial Officer for Avricore Health Inc. (February 2018 to September 2018), and interim Chief Financial Officer of Reliq Health Technologies Inc. (November 2018 to March 2020). Mr. Shim also serves as the CFO for International Private Vault Inc., a private company based in British Columbia, Canada, and as a director of National Securities Administrators Ltd., a transfer agent company based in British Columbia, Canada.

Mr. Shim devotes approximately 50% of his time to us. Mr. Shim has entered into a consulting agreement with us.

David Wenger Mr. Wenger has been a Board member since October 1, 2019. Mr. Wenger is a member of the US Senate Cannabis Working Group, where he has the opportunity to work with senior Congressional staffers on advancing federal cannabis legislation. David wrote a seminal White Paper on the US cannabis industry widely read across the world: The Green Regulatory Arbitrage: A Case for Investing in US Multi-State Vertically-Integrated Cannabis Companies.  Mr. Wenger is also an accomplished lawyer and for 13 years he represented foreign government and major corporate clients in high-stakes complex cross-border disputes and transactions. Working in the New York office of the global law firm DLA Piper, he coordinated multi-jurisdictional teams acting for clients around the world such as Kingdom of Thailand, Petrobras, Ruler of Dubai, Afghanistan, PPG, Irving Shipbuilding, Pfizer, Troy (Vietnam), and Oman. As a law student, he interned for federal court judge Honorable Harold Baer Jr. in the US District Court for the Southern District of New York. Mr. Wenger is an advisor to Asia Horizon, which is involved in hemp cultivation/processing and product distribution in China and strategic Asia opportunities.

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

Darren Tindale Mr. Tindale was our Chief Financial Officer from March 6, 2017 to August 20, 2019 and Corporate Secretary since August 20, 2019. Mr. Tindale brings over 17 years of financial accounting and management experience and has worked for both public and private companies. Mr. Tindale has served as Chief Financial Officer for numerous TSX Venture listed companies.

Mr. Tindale devotes approximately 50% of his time to us.

Significant Employees

Body and Mind does not have any employees and its officers and directors provide their services on a consulting basis. Body and Mind subsidiaries have approximately 101 employees at all of its locations.

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

87

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

Section 16(A) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended July 31, 2020, except as follows:

Name	Position Held	Late or Unfiled Report
Robert Hasman	Former Director	Form 4 filed late
Australis Capital Inc.	Shareholder	19 Form 4s filed late

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

Compensation Committee

Our Compensation Committee is comprised of Mr. Reuter, Mr. Wenger and Mr. Hoffman. This committee reviews and recommends to our Board of Directors the salaries, and benefits of all employees, consultants, directors and other individuals compensated by us.

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

(c)

Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements, or experience actively supervising one or more persons engaged in such activities;

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

Compensation Discussion and Analysis

Compensation Program Objectives

We have not established a strategy for setting executive salary levels, creating standards we apply in setting compensation levels or what factors we intend to encourage by establishing compensation levels. Since we acquired NMG, raised equity capital and have been generative revenues from the sale of our products, we have been compensating our NEOs at levels comparable to executive officers of companies within its industry at similar stages of growth.

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

Previous grants will be taken into account when considering new grants and a maximum of 10% of the number of our issued and outstanding Common Shares are available for issuance under the 2012 Incentive Stock Option Plan. There are currently 9,055,000 stock options issued under the 2012 Incentive Stock Option Plan.

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

Summary Compensation Table

Michael Mills, our President, Chief Executive Officer and director, Dong Shim, our Chief Financial Officer and director, Darren Tindale, our Corporate Secretary and former Chief Financial Officer, Leonard Clough our former President and Chief Executive Officer until August 21, 2019, Stephen Hoffman, our Chief Operating Officer and director, and Robert Hasman, a director and the President of our indirect wholly-owned subsidiary NMG until March 1, 2020 are NEOs for the purposes of the following disclosure.

The compensation for those NEOs, directly or indirectly, for our most recently completed financial years ended July 31, 2020 and 2019 are as follows:

					Non-equity incentive plan compensation ($)		Nonqualified deferred
Name and Principal Position	Fiscal Year	Salary (CAD$)	Share- based awards (CAD$)	Option- based awards (CAD$)	Annual incentive plans	Long-term incentive plans	compensation earnings ($)	All other compensation ($)	Total compensation (CAD$)
Michael Mills(1)	2020	207,775	-	230,812	-	-	-	-	438,587
President, CEO and director	2019	-	-	-	-	-	-	-	-

Dong Shim(2)	2020	123,226	-	173,012	-	-	-	-	296,238
CFO and Director	2019	50,001	-	142,087	-	-	-	-	192,088

Darren Tindale(3)	2020	90,000	-	152,851	-	-	-	-	242,851
Secretary and Former CFO	2019	82,500	-	142,087	-	-	-	-	224,587

Leonard Clough(4)	2020	12,410	-	17,049	-	-	-	-	29,459
Former CEO and director	2019	120,000	-	142,087	-	-	-	-	262,087

Stephen Hoffman(5)	2020	180,000	-	270,880	-	-	-	-	450,880
COO and Director	2019	119,080	-	99,461	-	-	-	-	218,541

Robert Hasman(6)	2020	190,589	-	85,243	-	-	-	-	275,832
Former Director, and former President of NMG	2019	299,010	-	142,087	-	-	-	-	441,097

Notes:

(1)	Mr. Mills was appointed a President and Interim CEO on Aug. 21, 2019. Mr. Mills was elected as a director on January 23, 2020 and was appointed full-time CEO on April 30, 2020.
(2)

Mr. Shim was appointed CFO in December 2016. He resigned on March 6, 2017 and was reappointed as interim CEO in August 2017 and resigned on November 14, 2017 when Mr. Clough was appointed as CEO. Mr. Shim was appointed CFO on August 21, 2019.

(3)	Mr. Tindale was appointed CFO on March 7, 2017. Mr. Tindale resigned as the CFO on August 21, 2019 and was appointed Corporate Secretary on the same date.
(4)	Mr. Clough was appointed CEO and a director on November 14, 2017. Mr. Clough resigned on August 20, 2019.
(5)	Mr. Hoffman was appointed COO on November 15, 2018 and was appointed a director on March 1, 2020.
(6)

Mr. Hasman was appointed as a director of the Company on November 14, 2017 and was the President of our indirect wholly-owned operating subsidiary, NMG. Mr. Hasman resigned as a director of the Company and from his position of President of NMG effective March 1, 2020.

During our most recently completed financial years, we did not pay any other executive compensation to our NEOs.

Effective November 14, 2017, we entered into a formal consulting agreement with TI Nevada, whereby TI Nevada will provide the services of NMG’s President, Robert Hasman, for an annual salary of $200,000. Robert Hasman, through TI Nevada, is also entitled to a severance fee of $100,000. The consulting agreement with TI Nevada was: (i) amended on November 2, 2018 to extend the non-competition and non-solicitation provisions to include the State of Ohio as well as Nevada; (ii) amended on November 25, 2019 to broaden the non-competition provision, modify the amount of the consulting fees, include bonuses for construction completion of the new production facility in Nevada, and to provide for a lock-up provision on Mr. Hasman’s shares of our common stock; and (iii) amended on April 23, 2020 to extend the consulting agreement, amend the terms of the consulting fee and to provide for a separation agreement.

Incentive Plan Awards

The stock options to purchase shares of our common stock that we granted to our NEOs during the fiscal year ended July 31, 2020 was on August 21, 2019, January 23, 2020, March 1, 2020 and April 30, 2020 as set out in the table below.

	Date of Option Grant	# of Options	Fair Value (CAD$)
Michael Mills	August 21, 2019 January 23, 2020 April 30, 2020	250,000 200,000 275,000	192,002 89,130 140,373
Dong Shim	August 21, 2019 April 30, 2020	250,000 200,000	192,002 102,089
Darren Tindale	August 21, 2019 April 30, 2020	250,000 50,000	192,002 25,522
Stephen Hoffman	August 21, 2019 March 1, 2020 April 30, 2020	350,000 250,000 250,000	268,803 75,331 127,611
Robert Hasman	August 21, 2019	250,000	192,002

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as of July 31, 2020, relating to outstanding equity awards held by each NEO:

Outstanding Equity Awards at Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) (exercise- able)	Number of Securities Underlying Unexer- cised Options (#) (unexer- ciseable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options (#)	Option Exercise Price (CAD$)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Mills(1)	175,000 100,000 250,000 200,000 275,000	N/A N/A N/A 150,000 275,000	N/A N/A N/A N/A N/A	0.41 0.57 0.88 0.88 0.67	06/06/2023 12/10/2023 08/21/2024 01/23/2025 04/30/2025	N/A	N/A	N/A	N/A
Dong Shim(2)	200,000 250,000 250,000 200,000	N/A N/A 187,500 200,000	N/A N/A N/A N/A	0.66 0.57 0.88 0.67	11/24/2022 12/10/2023 08/21/2024 04/30/2025	N/A	N/A	N/A	N/A
Darren Tindale (3)	200,000 250,000 250,000 50,000	N/A N/A 187,500 50,000	N/A N/A N/A N/A	0.66 0.57 0.88 0.67	11/24/2022 12/10/2023 08/21/2019 04/30/2020	N/A	N/A	N/A	N/A
Leonard Clough (4)	200,000 250,000 350,000 150,000 350,000	N/A N/A 262,500 150,000 262,500	N/A N/A N/A N/A N/A	0.66 0.57 0.88 0.67 0.88	11/24/2022 12/10/2023 08/21/2024 04/30/2025 08/21/2024	N/A	N/A	N/A	N/A
Stephen Hoffman (5)	175,000 350,000 250,000 250,000	N/A 262,500 187,500 250,000	N/A N/A N/A N/A	0.57 0.88 0.405 0.67	12/10/2023 08/21/2024 03/01/2025 04/30/2025	N/A	N/A	N/A	N/A
Robert Hasman (6)	1,000,000 250,000 250,000	N/A N/A 187,500	N/A N/A N/A	0.66 0.57 0.88	11/24/2022 12/10/2023 08/21/2024	N/A	N/A	N/A	N/A

Notes:

(1)	Mr. Mills was appointed a President and Interim CEO on Aug. 21, 2019. Mr. Mills was elected as a director on January 23, 2020 and was appointed full-time CEO on April 30, 2020.
(2)

Mr. Shim was appointed CFO in December 2016. He resigned on March 6, 2017 and was reappointed as interim CEO in August 2017 and resigned on November 14, 2017 when Mr. Clough was appointed as CEO. Mr. Shim was appointed CFO on August 21, 2019.

(3)	Mr. Tindale was appointed CFO on March 7, 2017. Mr. Tindale resigned as the CFO on August 21, 2019 and was appointed Corporate Secretary on the same date.
(4)	Mr. Clough was appointed CEO and a director on November 14, 2017. Mr. Clough resigned on August 20, 2019.
(5)	Mr. Hoffman was appointed COO on November 15, 2018 and appointed as a director on March 1, 2020.
(6)

Mr. Hasman was appointed as a director of the Company on November 14, 2017 and was the President of our indirect wholly-owned operating subsidiary, NMG. Mr. Hasman resigned as a director of the Company and from his position of President of NMG effective March 1, 2020.

Pension Plan Benefits

We have no pension plans that provide for payments or benefits at, following or in connection with retirement.

Director Compensation

We do not currently provide any compensation to our directors in their capacity as such. As a result, none of our directors received any cash compensation in any form during our most recently completed financial year. However, on October 1, 2019 and on April 30, 2020, we granted stock options to the following directors, which has not already been disclosed above as stock options granted to NEOs:

	Date of Option Grant	# of Options	Fair Value (CAD$)
David Wenger	October 1, 2019 April 30, 2020	250,000 100,000	198,660 51,045
Brent Reuter	April 30, 2020	350,000	178,656

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 9, 2020 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership
Directors and Officers:
Michael Mills, President, Chief Executive Officer and Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	679,7	(2)	*
Darren Tindale, Corporate Secretary c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	687,5	(3)	*
Brent Reuter, Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	87,500	(4)	*
Stephen (Trip) Hoffman, Chief Operating Officer c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	512,500	(5)	*
Dong Shim, Chief Financial Officer and Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	794,792	(6)	*
David Wenger, Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	150,000	(7)	*

All directors and executive officers as a group (6 persons)	2,912,042	(8)	2.6%
Major Stockholders:
Australis Capital Inc. 376 East Warm Springs Road, Suite 190 Las Vegas, NV 89119	19,286,6	(9)	17.8%
Robert Hasman 628 Chervil Valley Las Vegas, NV 89138	7,757,950	(10)	7.1%

Notes:

*Less than one percent.

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of December 9, 2020, there were 108,377,778 shares of common stock of the Company issued and outstanding.
(2)	This figure represents (i) 18,000 shares of common stock held by Mr. Mills’ wife, (ii) 18,000 shares of common stock issuable upon exercise of warrants registered directly to Mr. Mills’ wife, and (iii) stock options to purchase 643,750 shares of common stock which have vested.
(3)	This figure represents (i) 100,000 shares of common stock held by Mr. Tindale’s wife, (ii) stock options to purchase 587,500 shares of common stock which have vested.
(4)	This figure represents stock options to purchase 87,500 shares of common stock which have vested.
(5)	This figure represents stock options to purchase 512,500 shares of common stock which have vested.
(6)	This figure represents (i) 121,792 shares of common stock held by Mr. Shim, (ii) 48,000 shares of common stock issuable upon exercise of warrants registered directly to Mr. Shim, and (iii) stock options to purchase 625,000 shares of common stock which have vested.
(7)	This figure represents stock options to purchase 150,000 shares of common stock which have vested.
(8)	This figure represents (i) 239,792 shares of common stock, (ii) 66,000 shares of common stock issuable upon exercise of warrants, and (iii) stock options to purchase 2,606,250 shares of common stock, which have vested.
(9)	This figure includes represents 19,286,645 shares of common stock held by Australis Capital Inc.
(10)	This figure represents (i) 4,345,071 shares of common stock held by SW Fort Apache, LLC, an entity controlled by Mr. Hasman, (ii) 2,037,879 shares of common stock held by TI Nevada, LLC, an entity controlled by Mr. Hasman, and (iii) stock options to purchase 1,375,000 shares of common stock which have vested.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described herein, none of the following parties (each a “Related Party”) has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or officers;
•	any person proposed as a nominee for election as a director;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
•	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Related Party Transactions during the year ended July 31, 2020

	Accounts Payable		Consulting Fees
Dong Shim (Director and CFO)		$7,833		$91,594
Leonard Clough (Former CEO & Former Director)	$	Nil		$9,224
Darren Tindale (Former CFO & Corporate Secretary)		$5,875		$66,897
Michael Mills (President & Interim CEO)		$14,229		$154,439
Robert Hasman (Director)		$25,000		$141,665
Kevin Hooks (Director)	$	Nil	$	Nil
Scott Dowty (Director)	$	Nil	$	Nil
Stephen (Trip) Hoffman (COO)	$	Nil	$	Nil

Included in stock-based compensation for the year ended 31 July 2020 is $691,115 (2019 - $579,904) related to stock options issued to directors and officers of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2020	2019
Audit fees	$178,218	$110,000
Audit-related fees	1,858	40,500
Tax fees	Nil	4,000
All other fees	Nil	Nil
Total fees paid or accrued to our principal accountants	$180,076	$154,500

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

Pre-Approval of Services by the Independent Auditor

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

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

10.38(10)	Management Assignment and Assumption Agreement between Green Light District Holdings, Inc., NMG Long Beach, LLC and The Airport Collective, Inc., dated June 19, 2019
10.39(10)	Barakett Consulting Agreement between NMG Long Beach, LLC and David Barakett, dated June 19, 2019
10.40(10)	Contemporaneous Loan Agreement between Green Light District Holdings, Inc. and Body and Mind Inc., dated June 19, 2019
10.41(10)	Assignment and First Amendment to Commercial Lease between Green Road, LLC, David Barakett, SGSD, LLC and NMG San Diego, LLC, dated June 13, 2019
10.42(10)	Litigation Loan and Security Agreement between Green Light District Holdings, Inc. and Body and Mind Inc., dated June 19, 2019
10.43(11)	Settlement and Release Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019
10.44(11)	Brand Director Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019
10.45(11)	Brand License Agreement between DEP Nevada Inc. and Satellites Dip, LLC, dated November 30, 2019
10.46(11)	Equipment Purchase Agreement between Satellites Dip, LLC and NMG Cathedral City, LLC, dated November 30, 2019
10.47(11)	First Amendment to Equipment Lease Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019
10.48(11)	Release & Satisfaction of Loan Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019
21.1(*)	Subsidiaries of Body and Mind Inc.
23.1(*)	Consent of Independent Auditors, Marcum LLP
23.2(*)	Consent of Independent Auditors, Dale Matheson Carr-Hilton Labonte LLP
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
32.1(*)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(1)	Form of Voluntary Pooling Agreement with NMG Members
99.2(1)	Escrow Agreement with principals of Deploy dated November 10, 2017
99.3(1)	Form of Pooling Agreement with certain securityholders of the Company
99.4(1)	Amendment to Pooling Agreement with certain securityholders of the Company
99.5(1)	Certification as Medical Marijuana Cultivation Establishment dated November 5, 2017
99.6(1)	Certification as Medical Marijuana Production Establishment dated December 10, 2017
99.7(1)	Conditional Cultivation Business License dated January 1, 2018
99.8(1)	Conditional Production Business License dated January 1, 2018
99.9(1)	Clark County Limited Cultivation Business License dated January 1, 2018

99.10(2)	Conditional Cultivation Business License dated July 1, 2018
99.11(2)	Conditional Production Business License dated July 1, 2018
99.12(2)	Nevada State Business License for NMG dated January 30, 2018
99.13(2)	State of Nevada Medical Marijuana Cultivation Registration Certificate
99.14(2)	State of Nevada Medical Marijuana Production Registration Certificate
99.15(2)	State of Nevada Marijuana Cultivation Facility License
99.16(2)	State of Nevada Marijuana Product Manufacturing License
99.17(11)	Consulting Agreement between Body and Mind Inc., Fairlawn Capital Partners Ltd. and Michael Mills, dated August 21, 2019
99.18(11)	Consulting Agreement between Body and Mind Inc., Toro Pacific Management Inc. and Leonard Clough, dated August 21, 2019
99.19(11)	Consulting Agreement between Body and Mind Inc., Golden Tree Capital Corp. and Dong H. Shim, dated August 21, 2019
99.20(11)	Consulting Agreement between Body and Mind Inc., Stonerock Financial Ltd. and Darren Tindale, dated August 21, 2019
99.21(11)	Employment Agreement between Body and Mind Inc. and Stephen ‘Trip’ Hoffman, dated effective November 15, 2018
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

Notes:

(*)	Filed herewith.
(1)	Previously filed as an exhibit to our Form 10 filed with the SEC on June 1, 2018.
(2)	Previously filed as an exhibit to our Form 10 filed with the SEC on October 30, 2018.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 5, 2018
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 4, 2018
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 6, 2019
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 21, 2019
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 22, 2019
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 11, 2019
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 8, 2019
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 18, 2019
(11)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 23, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODY AND MIND INC.

Dated: December 15, 2020	By:	/s/ Michael Mills
Michael Mills, President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 15, 2020	By:	/s/ Michael Mills
Michael Mills, President and Interim Chief Executive Officer (Principal Executive Officer)

Dated: December 15, 2020	By:	/s/ Dong H. Shim
Dong H. Shim, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Dated: December 15, 2020	By:	/s/ Stephen Hoffman
Stephen Hoffman, Chief Operating Officer and Director

Dated: December 15, 2020	By:	/s/ David Wenger
David Wenger, Director

Dated: December 15, 2020	By:	/s/ Brent Reuter
Brent Reuter, Director

