Form 10-Q
period 2020-10-31
BODY & MIND INC.
filed 2021-02-01
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 108,377,778 shares of common stock outstanding as of January 25, 2021.

BODY AND MIND INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.	Statement 1

Condensed Consolidated Interim Balance Sheets
(U.S. Dollars)

ASSETS	As of 31 October 2020	As of 31 July 2020

Current
Cash	$1,328,847	$1,352,130
Amounts receivable	1,347,640	972,705
Interest receivable on convertible loan (Note 6)	96,000	78,000
Prepaids	224,289	138,016
Inventory (Note 5)	1,867,230	1,769,837
Convertible loan receivable (Note 6)	1,424,992	1,290,263
Loan receivable (Note 7)	239,834	-
Total Current Assets	6,528,832	5,600,951

Investment in NMG Ohio LLC (Note 16)	-	3,161,240
Investment in and advances to GLDH (Note 17)	-	8,910,854
Property and Equipment (Note 8)	8,011,661	6,733,019
Brand and Licenses	20,751,975	11,757,483
Goodwill	5,279,136	2,635,721
TOTAL ASSETS	$40,571,604	$38,799,268

LIABILITIES
Current
Accounts payable	$1,960,754	$753,846
Accrued liabilities	34,617	30,712
Income taxes	2,118,329	1,609,479
Due to related parties (Note 9)	44,130	52,937
Loan payable (Note 10)	7,730	-
Lease liabilities (Note 18)	448,997	362,688
Total Current Liabilities	4,614,557	2,809,662

Lease Liabilities (Note 18)	2,165,745	1,806,212
Loan Payable to NMG Ohio LLC (Note 16)	-	466,495
Deferred Tax Liability	412,450	412,450
TOTAL LIABILITIES	7,192,752	5,494,819

STOCKHOLDERS’ EQUITY
Capital Stock- Statement 3 (Note 11)
Authorized:
900,000,000 Common Shares - Par Value $0.0001
Issued and Outstanding:
108,307,278 (31 July 2020 - 107,513,812) Common Shares	10,830	10,751
Additional Paid-in Capital	48,250,272	47,665,678
Shares to be Issued	19,703	19,703
Other Comprehensive Income	999,865	731,768
Deficit	(15,658,153)	(14,865,608)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO BAM	33,622,517	33,562,292
NON-CONTROLLING INTEREST	(243,665)	(257,843)
TOTAL EQUITY	33,378,852	33,304,449
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,571,604	$38,799,268

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 2

Condensed Consolidated Interim Statements of Operations
(U.S. Dollars)

	Three Month Period Ended 31 October
	2020	2019

Sales	$5,294,358	$1,441,626
Cost of sales	(3,494,304)	(1,121,497)
	1,800,054	320,129

General and Administrative Expenses
Accounting and legal	167,077	44,193
Business development	1,409	-
Consulting fees	85,731	220,227
Depreciation	245,337	4,875
Insurance	72,720	28,725
Lease expense	88,603	56,704
Licenses, utilities and office administration	575,245	304,724
Management fees	132,226	129,578
Regulatory, filing and transfer agent fees	6,576	16,736
Rent	38,351	12,365
Salaries and wages	782,618	484,051
Stock-based compensation	287,631	289,578
Travel	11,839	50,901
	(2,495,363)	(1,642,657)
Net Operating Loss Before Other Income (Expenses)	(695,309)	(1,322,528)
Other Income (Expenses)
Foreign exchange, net	39	(82,920)
Interest expense	(735)	-
Interest income	106,143	278,000
Management fee income	-	18,000
Other income	88,422	125,000
Bargain purchase (Note 14)	208,176	-
Equity in earnings (Note 16)	24,872	87,651
Net Loss for the Period Before Income Tax	$(268,392)	$(896,797)
Income tax expense	(509,975)	-
Net Loss for the Period	(778,367)	(896,797)
Other Comprehensive Income
Foreign currency translation adjustment	268,097	119,193
Comprehensive Loss for the Period	$(510,270)	$(777,604)
Net income (loss) attributable to:
Body and Mind Inc.	(792,545)	(896,797)
Non-controlling interest	14,178	-

Comprehensive loss attributable to:
Body and Mind Inc.	(524,448)	(797,604)
Non-controlling interest	14,178	-
Loss per Share - Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding	107,600,058	101,149,232

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 3

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (U.S. Dollars)

	Share Capital Common Shares		Additional paid-in	Shares to be	Other comprehensive		Non-controlling
	Number	Amount	capital	issued	income	Deficit	interest	Total
Balance - 31 July 2019	97,279,891	$9,728	$41,765,408	$1,118,815	$827,314	$(10,525,062)	$-	$33,196,203
Acquisition of GLDH (Note 17)	4,337,111	434	2,752,348	-	-	-	-	2,752,782
Exercise of warrants (Note 11)	143,230	14	75,535	-	-	-	-	75,549
Stock-based compensation (Note 11)	-	-	289,578	-	-	-	-	289,578
Share subscriptions received in advance	-	-	-	15,291	-	-	-	15,291
Foreign currency translation adjustment	-	-	-	-	119,193	-	-	119,193
Loss for the period	-	-	-	-	-	(896,797)	-	(896,797)
Balance - 31 October 2019	101,760,232	10,176	44,882,869	1,134,106	946,507	(11,421,859)	-	35,551,799
Balance - 31 July 2020	107,513,812	10,751	47,665,678	19,703	731,768	(14,865,608)	(257,843)	33,304,449
Acquisition of NMG Ohio LLC (Note 16)	793,466	79	296,963	-	-	-	-	297,042
Stock-based compensation (Note 11)	-	-	287,631	-	-	-	-	287,631
Foreign currency translation adjustment	-	-	-	-	268,097	-	-	268,097
Loss for the period	-	-	-	-	-	(792,545)	14,178	(778,367)
Balance - 31 October 2020	108,307,278	$10,830	$48,250,272	$19,703	$999,865	$(15,658,153)	$(243,665)	$33,378,852

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 4

Condensed Consolidated Interim Statements of Cash Flows
(U.S. Dollars)

	Three Month Period Ended 31 October
Cash Resources Provided By (Used In)	2020	2019
Operating Activities
Net loss for the period	$(778,367)	$(896,797)
Items not affecting cash:
Accrued interest and accretion	74,435	-
Accrued interest income	(106,143)	(260,000)
Amortization of licenses	225,508	-
Amortization of ROU assets	52,959	-
Depreciation	125,727	78,597
Foreign exchange	(112,139)	1,377
Gain of equity investee	(24,872)	(87,651)
Bargain purchase	(208,176)	-
Stock-based compensation	287,631	289,578

Amounts receivable and prepaids	(152,046)	(274,101)
Inventory	259,435	143,199
Trade payables and accrued liabilities	34,962	(221,158)
Income taxes	508,850	-
Due to related parties	(8,807)	28,751
Lease liabilities	(117,656)	-
Loan to NMG Ohio LLC	(228,736)	-
Cash used in operating activities	(167,435)	(1,198,205)

Investing Activities
Investment in NMG Ohio, LLC , net of cash received	(136,326)	(16,469)
Investment in GLDH	251,189	(512,506)
Other investments	-	(144,613)
Purchase of property and equipment	(99,619)	(429,780)
Convertible loan receivable	(134,729)	(14,941)
Cash used in investing activities	(119,485)	(1,118,309)

Financing Activities
Issuance of shares, net of share issue costs	-	75,549
Share subscriptions received	-	15,291
Loan repaid	(4,460)	-
Cash (used in) provided by financing activities	(4,460)	90,840

Effect of exchange rate changes on cash	268,097	119,193

Net Decrease in Cash	(23,283)	(2,106,481)
Cash- Beginning of Period	1,352,130	9,004,716
Cash- End of Period	$1,328,847	$6,898,235

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
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

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name	Jurisdiction	Ownership	Date of acquisition or formation
DEP Nevada Inc. (“DEP Nevada”)	Nevada, USA	100%	10 August 2017
Nevada Medical Group LLC (“NMG”)	Nevada, USA	100%	14 November 2017
NMG Retail LLC	Nevada, USA	75%	14 September 2018
NMG Long Beach LLC (“NMG LB”)	California, USA	100%	18 December 2018
NMG Cathedral City LLC	California, USA	100%	4 January 2019
NMG Chula Vista LLC	California, USA	51%	10 January 2019
NMG San Diego LLC (“NMG SD”)	California, USA	60%	30 January 2019
NMG OH 1, LLC (“NMG OH 1”)	Ohio, USA	100%	30 January 2020

All inter-company transactions and balances are eliminated upon consolidation.

These consolidated financial statements include the following investments accounted for using the equity method of accounting:

Name	Jurisdiction	Ownership	Date of acquisition or formation
NMG Ohio LLC	Ohio, USA	30%	27 April 2017

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

2. Recent Accounting Pronouncements – Continued

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

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 31 October 2020 and 31 July 2020, the Company has no allowance for doubtful accounts.

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

3. Significant Accounting Policies – Continued

Inventory

Inventory consists of raw material, work in progress (live plants and plants in the drying process), finished goods, and consumables. The Company values its raw material, finished goods and consumables at the lower of the actual costs or its current estimated market value less costs to sell. The Company values its work in progress at cost. The Company periodically reviews its inventory for obsolete and potentially impaired items. As of 31 October 2020 and 31 July 2020, the Company has no allowance for inventory obsolescence.

Property and equipment

Property and equipment are stated at cost and are amortized over their estimated useful lives on a straight-line basis as follows:

Office equipment	7 years
Cultivation equipment	7 years
Production equipment	7 years
Kitchen equipment	7 years
Vehicles	7 years
Vault equipment	7 years
Leasehold improvements	shorter of useful life or the term of the lease

Brands and licenses

Intangible assets acquired from third parties are measured initially at fair value and either classified as indefinite life or finite life depending on their characteristics. Intangible assets with indefinite lives are tested for impairment at least annually and intangible assets with finite lives are reviewed for indicators of impairment at least annually. The Company’s brands and licenses acquired from NMG have indefinite lives; therefore no amortization is recognized. The Company’s brands and licenses acquired by NMG SD have a finite life of 13 years, brands and licenses acquired by NMG LB and NMG OH 1 have a finite life of 10 years and are amortized over these estimated useful lives on a straight-line basis.

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

3. Significant Accounting Policies – Continued

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As of 31 October 2020 and 31 July 2020, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
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

4. Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 October 2020 and 31 July 2020:

	As of 31 October 2020	As of 31 July 2020
Financial assets at fair value
Cash	$1,328,847	$1,352,130
Convertible loan receivable	1,424,992	1,290,263
Loan receivable	239,834	-

Total financial assets at fair value	$2,993,673	$2,642,393

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

Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Company is not exposed to credit risk related to cash and cash equivalents as it does not hold cash in excess of federally insured limits, with major financial institutions. Credit risk associated with the convertible loans receivable arises from the possibility that the principal and/or interest due may become uncollectible. The Company mitigates this risk by managing and monitoring the underlying business relationship.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

4. Financial Instruments – Continued

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company has an accumulated deficit of $15,658,153, recurring losses of $778,367 and negative cash flows from operations of $167,435 for the three months ended 31 October 2020, and had working capital of $1,914,275 at 31 October 2020. There can be no assurance that the Company will be successful with generating and maintaining profitable operations or will be able to secure future debt or equity financing for its working capital and expansion activities.

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

5. Inventory

	31 October 2020	31 July 2020

Work in progress	$78,255	$211,621
Finished goods	1,232,759	959,939
Consumables	556,216	598,277

Total	$1,867,230	$1,769,837

6. Convertible loan receivable

Effective March 15, 2019, the Company, through its wholly owned subsidiaries, DEP Nevada and NMG, entered into a convertible loan agreement and a management agreement with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical cannabis dispensary facility in West Memphis, Arkansas.

Pursuant to the management agreement, NMG will provide operations and management services, including management, staffing, operations, administration, oversight, and other related services. Under the management agreement, NMG will be required to obtain approval from CCG for any key decisions as defined in the agreement and accordingly the Company does not control CCG. NMG will be paid a monthly management fee equal to 66.67% of the monthly net profits of CCG, subject to conversion of the convertible loan as discussed below upon which the monthly management fee shall be $6,000 per month, unless otherwise agreed by the parties in writing. The Company earned management fees of $Nil and $18,000 during the three months ended 31 October 2020 and 2019.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
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

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The sum of these two valuations is the fair value of the loan receivable balance of $1,424,992 and $1,290,263 as of October 31, 2020 and July 31, 2020, respectively. Management believes that the accretion of the straight debt portion and embedded derivative related to the conversion option are not material due to the short term maturity of the loan. At 31 October 2020, the Company had advanced $134,729 (2019 - $67,166) and accrued interest income of $18,000 (2019 - $45,000) for the three months ended 31 October 2020. As of 31 October 2020, total interest receivable was $96,000 (31 July 2020 - $78,000).

7. Loan receivable

The loan receivable at 31 October 2020 in the amount of $224,289 acquired from NMG LB (Note 14) is due from an arm’s length party that is unsecured, non-interest bearing and due on demand.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

8. Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Right-of-use Assets	Total
Cost:
Balance, 31 July 2020	73,310	478,187	545,723	51,108	38,717	2,172	4,245,389	2,257,055	7,691,661
Additions	50,725	-	19,920	-	-	-	28,973	-	99,618
Acquisitions (Note 14)	287,015	-	-	-	-	-	581,631	489,063	1,357,709
Balance, 31 October 2020	411,050	478,187	565,643	51,108	38,717	2,172	4,855,993	2,746,118	9,148,988

Accumulated Depreciation:
Balance, 31 July 2020	15,844	182,232	130,421	14,421	18,797	897	472,790	123,240	958,642
Depreciation	8,720	17,218	20,009	1,840	1,394	78	76,468	-	125,727
Amortization of ROU assets (Note 18)	-	-	-	-	-	-	-	52,959	52,959
Balance, 31 October 2020	24,564	199,450	150,430	16,261	20,191	975	549,258	176,198	1,137,327

Net Book Value:
At 31 July 2020	57,466	295,955	415,302	36,687	19,920	1,275	3,772,599	2,133,815	6,733,019
At 31 October 2020	$386,486	$278,737	$415,213	$34,847	$18,526	$1,197	$4,306,735	$2,569,920	$8,011,661

For the three months ended 31 October 2020, a total depreciation of $19,828 (2019 - $4,875) was included in General and Administrative Expenses and a total depreciation of $105,899 (2019 - $73,721) was included in Cost of Sales.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

9. Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the three months ended 31 October 2020 and 2019 are as follows:

	For the three months ended 31 October 2020	For the three months ended 31 October 2019
A company controlled by the President, Chief Executive Officer and a director Management fees	$37,525	$41,867
A company controlled by the Chief Financial Officer and a director Management fees	22,686	22,668
A company controlled by a former director and former President of NMG Management fees	55,000	50,000
A company controlled by the Corporate Secretary Management fees	17,015	5,667
Consulting fees	-	1,551

A company controlled by the former Chief Executive Officer and a former director Management fees	-	9,376
	$132,226	$131,129

Amounts owing to related parties at 31 October 2020 and 31 July 2020 are as follows:

a)	As of 31 October 2020, the Company owed $31,210 (31 July 2020 - $14,229) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 31 October 2020, the Company owed $7,920 (31 July 2020 - $7,833) to the Chief Financial Officer of the Company and a company controlled by him.

c)	As of 31 October 2020, the Company owed $Nil (31 July 2020 - $5,875) to the Corporate Secretary of the Company and a company controlled by him.

d)	As of 31 October 2020, the Company owed $5,000 (31 July 2020 - $25,000) to the former director and former President of NMG of the Company and a company controlled by him.

e)	The Company entered into a commercial advisory agreement with Australis Capital (Nevada) Inc. (“Australis Nevada”), a wholly-owned subsidiary of Australis, a major shareholder, pursuant to which Australis Nevada will provide advisory and consulting services to the Company at $10,000 per month for a term ending on the date that is the earlier of: (i) five years following the closing of the transactions contemplated by the Investment Agreement, and (ii) the date Australis no longer holds 10% or more of the issued and outstanding Common Shares. During the three months ended 31 October 2020, the Company paid an advisory fee of $36,000 (2019 - $48,000), respectively.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

10. Loan Payable

The loan payable at 31 October 2020 in the amount of $7,730 assumed from NMG LB (Note 14) is unsecured, non-interest bearing and has no set terms of repayment.

11. Capital Stock

The Company’s authorized share capital comprises 900,000,000 Common Shares, with a $0.0001 par value per share.

As at October 31, 2020, the Company had 108,307,278 outstanding Common Shares (July 31, 2020 – 107,513,812).

On 12 August 2019, the Company issued a total of 4,337,111 common shares of the Company in connection with the Purchase Agreement, NMG SD Settlement Agreement and the Lease Assignment Agreement valued at $2,752,782 (Notes 13 and 17).

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

On 21 October 2020, the Company issued 793,466 common shares valued at $297,042 in relation to acquiring the remaining 70% interest in NMG Ohio (Notes 13 and 16).

Stock options

The Company previously approved an incentive stock option plan, pursuant to which the Company may grant stock options up to an aggregate of 10% of the issued and outstanding common shares in the capital of the Company from time to time.

The Company recorded total stock-based compensation expense of $287,631 and $289,578 for the three months ended 31 October 2020 and 2019, respectively, in connection with the issuance of options to purchase common stock. Stock-based compensation expense is included in general and administrative expenses on the accompanying statements of operations.

	Number of options	Weighted average exercise price		Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2020	9,155,000	CAD$	0.70	3.48	CAD$	-
Cancelled	-
Outstanding at 31 October 2020	9,155,000	CAD$	0.70	3.24	CAD$	-
Vested and fully exercisable at 31 October 2020	5,355,000	CAD$	0.65	2.63	CAD$	-

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

11. Capital Stock – Continued

Share Purchase Warrants

As of 31 October 2020 and 31 July 2020, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price		Expiry dates
11,780,134	CAD$	1.50	17 May 2023
635,150	CAD$	1.25	16 May 2023
12,415,284

12. Segmented Information and Major Customers

The Company’s activities are all in the one industry segment of medical and recreational cannabis. All of the Company’s revenue generating activities and capital assets relate to this segment and are located in the USA. During the three months ended 31 October 2020, the Company had no major customer over 10% of its revenues (2019 – no major customer over 10% of its revenue).

13. Supplemental Disclosures with Respect to Cash Flows

	Three Months Ended 31 October
	2020	2019
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

On 12 August 2019, the Company issued a total of 4,337,111 common shares of the Company in connection with the Purchase Agreement, NMG SD Settlement Agreement and the Lease Assignment Agreement valued at $2,752,782 (Notes 11 and 17).

On 21 October 2020, the Company issued 793,466 common shares valued at $297,042 in relation to acquiring the remaining 70% interest in NMG OH 1 (Notes 11 and 16).

On the assumption of the lease in Long Beach, California, the Company recognized right-of-use assets (Notes 8 and 18), and a corresponding increase in lease liabilities, in the amount of $254,329 which represented the present value of future lease payments using a discount rate of 12% per annum.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

14. Business Acquisition

The Clubhouse dispensary

On 4 September 2020, NMG OH 1 received all approvals and final license and name transfer from the Ohio Department of Pharmacy for Clubhouse dispensary located in Elyria, Ohio.

Purchase consideration (Note 16)	$3,873,170

Assets acquired:
Cash	257,462
Amounts receivable	510,367
Prepaid expenses	4,965
Inventory	178,898
Property and equipment	863,244
Licenses and customer relationships	2,710,000

Liabilities assumed:
Trade payable and accrued liabilities	(443,590)

Net assets acquired	4,081,346
Bargain purchase	(208,176)
TOTAL	$3,873,170

ShowGrow Long Beach dispensary

On 28 August 2020, NMG LB received all approvals and final license transfer for the ShowGrow Long Beach dispensary.

Purchase consideration (Note 17)	$8,912,733

Assets acquired:
Cash	65,340
Prepaid expenses	15,264
Inventory	177,930
Loan receivable (Note 7)	239,834
Property and equipment	5,402
Liabilities assumed:
Trade payable and accrued liabilities	(732,262)
Loans payable (Note 10)	(12,190)

Net liabilities acquired	(240,682)
Brand and licenses	6,510,000
Goodwill	2,643,415
TOTAL	$8,912,733

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

15. Commitments

a)	In connection with the strategic investment agreement with Australis dated 30 October 2018 (the “Investment Agreement”), the Company agreed to pay a monthly service fee of $10,000 to Australis. In connection with the Company’s investment in GLDH and the promissory note provided by Australis, the Company agreed to increase the monthly services fee to Australis to $16,500 per month for 5 years unless ownership held by Australis drops below 10% in which the fee will cease. Following the repayment of the promissory note, the monthly service fee to Australis was reduced to $12,000 commencing June 2019.

b)	On 25 October 2017, NMG Ohio entered into a five-year lease agreement for the property located at 709 Sugar Lane, Elyria, Ohio, containing approximately 4,100 square feet. The monthly rent is $4,000. The Body and Mind branded dispensary in Ohio is owned through a 100% owned subsidiary of the Company.

c)	On 13 June 2019, the five-year lease agreement dated 1 December 2018 for the property located at 7625 Carroll Road, San Diego, California, containing approximately 4,600 square feet was assigned to NMG San Diego. Under the terms of the assignment and first amendment to the original lease agreement dated 13 June 2019, the Company has three options to extend the lease and each option is for five years. The monthly base rent is currently $15,000. The guaranteed monthly rent is subject to a 1-6% increase on each anniversary date of the lease, based on increases in the Consumer Price Index for San Diego County.

d)	On 8 March 2019, the five-year lease agreement dated 10 January 2017, as amended on 7 September 2018, for the property located at 3411 E. Anaheim St., Long Beach, California, containing approximately 1,856 square feet was assigned to NMG Long Beach. Under the terms of the amended lease agreement, the Company has one option to extend the lease for five years. The monthly base rent is $6,636 plus common area expenses, totaling $8,000 every month. The guaranteed minimum monthly rent is subject to a 5% increase on each anniversary date of the lease. The ShowGrow dispensary in Long Beach is managed by the Company.

16. Investment in NMG Ohio LLC

On 7 June 2018, the Company acquired a 30% interest in NMG Ohio, which has a cannabis dispensary and a provisional production license. On 31 January 2019, the Company entered into a definitive agreement (“Definitive Agreement”) to acquire 100% ownership of NMG Ohio. The Company will purchase the remaining 70% interest for total cash payments of $1,575,000 and issuance of 3,173,864 common shares of the Company. As of 31 July 2019, the Company had issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,805. During the year ended 31 July 2019, the Company made cash payments of $1,181,250.

The remaining cash payments totaling $393,750 and the remaining issuance of 793,466 common shares were paid and issued upon transferring the dispensary license for and the assets and liabilities associated with The Clubhouse Dispensary into the Company’s wholly-owned subsidiary, NMG OH 1 (Notes 11 and 14).

The provisional production license remains in NMG Ohio and the Company anticipates closing the acquisition of the remaining 70% interest in NMG Ohio upon receipt of the production license.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

16. Investment in NMG Ohio LLC – Continued

Following the completion of license transfer of the Ohio dispensary on 4 September 2020 to the Company’s wholly-owned subsidiary, NMG OH 1, the Company began consolidating the assets, liabilities, revenues and expenses related to the dispensary. The Company still accounts for its 30% ownership interest in NMG Ohio as an investment using the equity method of accounting. During the period from 1 August 2020 to 4 September 2020, NMG Ohio recorded net revenues of $534,971, expenses of $452,065 and a net income of $82,906. The Company recorded an equity in earnings of $24,872 relating to its 30% pro rata share of net income which was included in other items on the statement of operations. During the period from 5 September 2020 to 31 October 2020, NMG Ohio did not have any operating activities.

	31 October 2020	31 July 2020
Equity investment in NMG Ohio
Opening balance	$531,185	$134,066
Equity pickup	24,872	397,119

Total equity investment in NMG Ohio	556,057	531,185

Acquisition of remaining 70% interest:
Opening balance	2,630,055	2,630,055
Acquisition costs: Common shares issued to vendors at fair value	297,042	-
Acquisition costs: Cash payments to vendors	393,750	-
Foreign exchange	(3,734)	-

Total advances for remaining 70% acquisition of NMG Ohio	3,317,113	2,630,055

	3,873,170	3,161,240
Acquisition of The Clubhouse Dispensary (Note 14)	(3,873,170)	-

Total investment in NMG Ohio	$-	$3,161,240

Loan receivable (payable) to NMG Ohio
Opening balance	$(466,495)	$701,781
Advances provided to NMG Ohio	228,736	112,869
Advances received from NMG Ohio	-	(1,252,429)
Foreign exchange	16,325	(28,716)
Transferred to NMG OH 1 and eliminated on consolidation	221,434	-

Loan payable to NMG Ohio	$-	$(466,495)

Summarized financial information for NMG Ohio is as follows:

	4 September 2020	31 October 2020

Current assets	$1,180,828	$-
Non-current assets	962,537	-
Total assets	2,143,365	-

Current liabilities	439,340	-
Non-current liabilities	-	-
Total liabilities	439,340	-

Revenues	534,971	-
Gross profit	231,776	-
Net income	82,906	-

Net income attributable to the Company	$24,872	$-

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

17. Investment in and advances to GLDH

Interim Agreement – 28 November 2018

On 28 November 2018, the Company entered into a binding interim agreement (the “Interim On 28 November 2018, the Company entered into a binding interim agreement (the “Interim Agreement”) with GLDH, a private company incorporated under the laws of Delaware, and David Barakett (“Barakett”) whereby the Company agreed to acquire 100% of the issued and outstanding common shares of GLDH in connection with the issuance of convertible notes (the “Transaction”). GLDH holds a number of assets relating to the production and sale of cannabis products in the United States of America. The Transaction will be contingent upon the Company completing its due diligence.

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

In order for the Company to fund the Note:

1.	the Company entered into a loan agreement with Australis, whereby Australis provided the Company a two-year US$4,000,000 loan; and

2.	Australis exercised 3,206,160 warrants at a price of CAD$0.50 per common share for aggregate proceeds of approximately US$1,200,000 converted using an exchange rate of 0.7518.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

17. Investment in and advances to GLDH – Continued

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

The purchase price is USD$6,700,000 (the “Purchase Price”). The consideration under the Purchase Agreement includes the following on closing:

i.	The USD$5,200,000 Note is to be applied towards the Purchase Price; and

ii.

USD$1,500,000 to be paid in common shares of the Company at a price of CAD$0.7439 per common share to a maximum of 2,681,006 common shares (the “Share Payment”) (issued) upon NMG LB receiving the transfer of all licenses, permits and BCC authorizations for NMG LB to conduct medical and adult-use commercial cannabis retail operations. The Share Payment is subject to reduction equal to the net liability of GLDH and Airport Collective.

2.	The NMG SD Settlement Agreement’s consideration includes the following on closing:

i.	USD$500,000 to be paid in common shares (624,380 common shares issued) to SGSD at a share price equal to the maximum allowable discount pursuant to Canadian Securities Exchange policies, upon execution of the settlement agreement;

ii.	USD$750,000 to be paid in common shares (issued) to Barakett at a price of CAD$0.7439 per common share to a maximum of 1,340,502 Common Shares (the “DB Share Payment”) upon NMG SD receiving all licenses, permits and authorizations for NMG SD to conduct medical commercial cannabis retail operations; and

iii.	USD$750,000 to be paid in common shares (issued) to Barakett at a price of CAD$0.7439 per common share to a maximum of 1,340,502 common shares (the “DB Additional Shares Payment”) upon NMG SD receiving all licenses, permits and authorizations for NMG SD to conduct adult-use commercial cannabis retail operations.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

17. Investment in and advances to GLDH – Continued

Definitive Agreement (Superseding Interim Agreement) – Continued

3.	The Lease Assignment Agreement was executed under the following terms:

The Company is required to issue cash and share payments to the landlord as follows:

i.	USD$700,000, payable in common shares (1,031,725 common shares issued) at a share price equal to the maximum allowable discount pursuant to Canadian Securities Exchange policies, upon execution of the assignment agreement;

ii.	USD$783,765, payable in cash (paid), within 5 business days following execution of the assignment agreement (paid); and

iii.	USD$750,000, payable in cash (paid), including interest at 5% per annum, upon receipt of the San Diego Conditional Use Permit allowing adult-use commercial cannabis retail operations.

Additionally:

1.	The Company is to provide a loan to GLDH in the amount of USD$200,000 at an interest rate of 12% per annum, accrued and compounded quarterly and due within 3 years (provided);

2.	The Company is to enter into a consulting agreement with Barakett through NMG LB to provide certain consulting and advisory services to NMG LB, agreeing to pay Barakett a total of USD$200,000 ($50,000 paid in fiscal 2019 and additional $150,000 paid during the year ended 31 July 2020);

3.	The Company will forgive approximately USD$800,000 for prior operating loans advanced by the Company to GLDH; and;

4.	The Company licenses certain intellectual property from Green Light District Management, LLC and GLDH (collectively referred to as “Licensor”). The Licensor grants the Company a perpetual license to utilize its operational intellectual property consisting of customer data, sales data, customer outreach strategies standard operating procedures, and other proprietary operational intellectual property. Licensor grants the Company a license for 2 years to utilize intellectual property such as trademarks and branding (the “Branding IP”). As consideration for the licenses, the Company has agreed to utilize the Branding IP until 19 June 2021 at the Company’s premises and at the San Diego retail locations for a period of 2 years from operations commencing at that location. Additionally, the Company agreed to pay the Licensor 3% of gross receipts from sales at the Long Beach dispensary.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

17. Investment in and advances to GLDH – Continued

Definitive Agreement (Superseding Interim Agreement) – Continued

The total investment in GLDH at 31 October 2020 and 31 July 2020 is as follows:

	31 October 2020	31 July 2020

Opening balance	$8,910,854	$7,373,036
Note receivable	-	-
Share issuances	-	4,092,175
Share payment reduction	-	(793,416)
Interest income accrued on the Note	88,143	1,040,000
Advances for working capital	3,030	2,143,609
Lease Assignment Agreement payment	-	750,000
Amount transferred to Property and Equipment	-	(1,431,585)
Amount transferred to Brand and Licenses	-	(3,585,483)
Expensed during the period	(188,879)	(501,862)
Foreign exchange	99,585	(175,620)

	8,912,733	8,910,854
Acquisition of ShowGrow Long Beach dispensary (Note 14)	(8,912,733)	-

Ending balance	$-	$8,910,854

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

18. Lease Liabilities

a)	On 10 November 2017, NMG entered into a revised five-year lease agreement for the property located at 3375 Pepper Lane, Las Vegas, NV, containing approximately 18,000 square feet. The Company has four options to extend the lease and each option is for five years. The monthly rent was $12,500 plus common area expenses, which increased to $12,875 plus common area expenses on 1 January 2019 and again increased to $13,132 plus common area expenses on 1 December 2019. The guaranteed minimum monthly rent is subject to a 2% increase on each anniversary date of the lease.

b)	On 9 April 2019, NMG entered into a three-year lease agreement for the property located at 6420 Sunset Corporate Drive, Las Vegas, NV, containing approximately 7,700 square feet. The Company has one option to extend the lease for an additional three-year term and an option to purchase the property at any point during the initial term. The monthly rent is $6,026 plus $1,129 in common area expenses, totaling $7,156 every month.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

18. Lease Liabilities – Continued

c)	On 24 April 2020, the Company assumed a five-year lease dated 1 December 2018, as amended on 13 June 2019, for the property located at 7625 Carroll Road, San Diego, CA. The Company has three options to extend the lease and each option is for five years. The monthly rent is $15,914 per month increasing by 3% every year until 1 December 2022. The lease contains a sale bonus provision of $1,000,000 or 10% of the purchase price of the entire business, whichever is greater, in the event of sale or assignment of the lease.

d)	On 28 August 2020, the Company assumed a five-year lease dated 10 January 2017, as amended on 7 September 2018, for the property located at 3411 E. Anaheim St., Long Beach, California. The Company has one option to extend the lease for five years. The rent is $4,215 per month increasing by 3% every year until 10 January 2022.

e)	On 4 September 2020, the Company assumed a five-year lease dated 25 October 2017 for the property located at 709 Sugar Lane, Elyria, Ohio. The Company has three options to extend the lease and each option is for three years. The rent is $4,000 per month increasing by 5% starting on 1 July 2021 and 1 July 2024.

On the assumption of the lease in Long Beach, California, the Company recognized right-of-use assets (Notes 8 and 14), and a corresponding increase in lease liabilities, in the amount of $254,329 which represented the present value of future lease payments using a discount rate of 12% per annum.

On the assumption of the lease in Elyria, Ohio, the Company recognized right-of-use assets (Notes 8 and 14), and a corresponding increase in lease liabilities, in the amount of $234,734 which represented the present value of future lease payments using a discount rate of 12% per annum.

During the three months ended 31 October 2020 and 2019, the Company recorded a total lease expense of $125,063 and $56,704, respectively, related to the accretion of lease liabilities and the amortization of right-of-use assets.

Lease expense of $36,460 and $Nil was allocated to cost of sales for the three months ended 31 October 2020 and 2019, respectively.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$115,326
Right-of-use assets obtaining in exchange for lease obligations:
Operating leases	$489,063

Weighted-average remaining lease term – operating leases	7.93 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2020
U.S. Dollars

18. Lease Liabilities – Continued

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2021 (nine months)	$389,823
2022	544,678
2023	557,696
2024	566,756
2025 and thereafter	1,878,401
Total lease payments	$3,937,354
Less imputed interest	(1,322,612)
Total	$2,614,742
Less current portion	(448,997)
Long term portion	2,165,745

19. Subsequent Event

In November 2020, the Company issued 70,500 previous escrowed shares to Toro Pacific Management Inc. in connection with the acquisition of NMG.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “BAM”, “Company”, “we”, “our”, and “us” refer to Body and Mind Inc. unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including, without limitation, the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document.  Refer to “Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2020, our most recently completed year end, to October 31, 2020, and our results of operations for the three months ended October 31, 2020, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

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

In California, we, through our wholly-owned subsidiary NMG Cathedral City, LLC (“NMGCC”), were managing a licensed cannabis business conducting commercial cannabis activity in Cathedral City, California pursuant to a management agreement with Satellites Dip, LLC (“SD”) who is the actual licensed manufacturer. On November 30, 2019, we along with NMGCC entered into a settlement agreement with SD with respect to the management agreement and NMGCC entered into a brand director agreement with SD whereby NMGCC provides certain advisory and brand director services in connection with SD’s manufacture of Company-branded products, as well as certain other products as agreed to by NMGCC. In addition, as part of the revised arrangement with SD, our wholly-owned subsidiary, DEP Nevada Inc. (“DEP”) entered into a brand license agreement with SD whereby DEP has granted SD a non-exclusive, non-transferable, and non-sub-licensable right to use certain licensed marks in connection with or on licensed products. Our products are sold and distributed to numerous licensed dispensaries throughout California. In late April 2020, we closed the San Diego ShowGrow dispensary transaction, which is owned 60% by our wholly-owned subsidiary, NMG San Diego, LLC (“NMG SD”), has received all licenses, permits and authorizations required to conduct medical and adult-use commercial cannabis retail operations, and which opened in early July 2020. We, through our wholly-owned subsidiary, NMG Long Beach, LLC (“NMG LB”), have been managing the ShowGrow Long Beach dispensary operations for over a year, received all approvals and final license transfer for the dispensary, which was transferred to NMG LB at the end of August 2020, and are close to closing the asset purchase agreement for the ShowGrow Long Beach dispensary.

In Ohio, we, through NMG, were managing the fully operational The Clubhouse dispensary located in Elyria, Ohio, which is 30% owned by NMG, and have an agreement to acquire the remaining 70% of NMG Ohio LLC. We received all approvals and final license and name transfer from the Ohio Department of Pharmacy in early September 2020 and transferred the dispensary license and all assets and liabilities associated with such dispensary from NMG Ohio LLC to a 100% owned subsidiary of Body and Mind; however, the transfer of the remaining 70% interest in NMG Ohio LLC to NMG will not occur until NMG Ohio LLC receives a production license.

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

Pursuant to the Convertible Loan Agreement, DEP agreed to make loan advances to CCG from time to time in the aggregate principal amount of up to $1,250,000 and as of July 31, 2020, DEP has loaned $1,353,373 to CCG. The loan proceeds were used to fund the construction of the medical marijuana dispensary facility, and to provide working capital to cover initial operating expenses. The construction was completed and all permits and licenses were received for the dispensary in late April 2020, which opened for operations on April 27, 2020.

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

Upon the latter of: (a) one year after granting of a medical marijuana dispensary license by the Arkansas Medical Marijuana Commission to CCG, or (b) one year after entering into the Convertible Loan Agreement, DEP may, in its sole discretion, subject to DEP providing all reasonable assistance to obtain all necessary approvals from the applicable government authorities to engage in the medical marijuana dispensary business, elect to convert all of the outstanding indebtedness into preferred units of CCG equal to 40% of the overall member units of CCG, subject to approval of the Arkansas Medical Marijuana Commission, with the following preferred rights: (i) the right to an allocative share of 66.67% of the net profits of CCG (as defined in the Convertible Loan Agreement) and the right to distributions equal to 66.67% of the net profits on a monthly basis; (ii) the right to a 66.67% share of CCG’s assets upon dissolution of CCG; and (iii) the right to 66.67% of all voting rights of members of CCG. DEP is waiting for regulatory clearance from the State regulators before proceeding with the conversion.

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

Acquisition of NMG Ohio LLC

We, through NMG, currently own a 30% interest in NMG Ohio, LLC (“NMG Ohio”), which has a cannabis dispensary carrying on business as “The Clubhouse” in Elyria, Loraine County, Ohio as well as a provisional production license. On January 31, 2019, we, through NMG, entered into a definitive agreement to acquire the remaining 70% interest in NMG Ohio. The consideration for the remaining 70% interest in NMG Ohio consists of cash payments totaling $1,575,000 and 3,173,864 common shares of the Company. As at the date hereof, we have issued 3,173,864 common shares with a fair value of $1,742,076 and paid $1,575,000. Closing of the acquisition was subject to receipt of regulatory approval, which all approvals and final license and name transfer approvals from the Ohio Department of Pharmacy were received in early September 2020.  As such, the dispensary license for The Clubhouse dispensary, as well as the assets and liabilities associated with the dispensary, were transferred to the Company’s wholly-owned subsidiary, NMG OH 1 LLC. We anticipate closing the acquisition of the remaining 70% interest in NMG Ohio upon receipt of the production license.

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

Amended and Restated Settlement and Release Agreement

On June 28, 2019, we, NMG LB, NMG SD, GLDH, Airport Collective, Mr. Barakett, and SGSD entered into an amended and restated settlement and release agreement (the “Amended GLDH Settlement Agreement”) which supersedes and replaces the Original GLDH Settlement Agreement. Pursuant to the Amended GLDH Settlement Agreement, the parties agreed as follows:

i	GLDH, Airport Collective, and Mr. Barakett agreed to release us from all claims related to the Prior GLDH Agreement upon closing of the Asset Purchase Agreement in consideration of the following:

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

ii

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

i

$700,000 in Common Shares of the Company calculated upon execution of the assignment and first amendment to commercial lease (the “Assignment and First Amendment”), dated June 13, 2019, at the maximum discount allowed by the CSE to be issued to the landlord immediately following execution of the Assignment and First Amendment (1,031,725 shares issued on August 12, 2019);

ii	$783,765.26 in cash to be paid to the landlord via bank draft within five (5) business days of execution of the Assignment and First Amendment (paid); and

iii

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

We will pay the balance of the purchase price for the Purchased Assets by issuing up to 2,681,006 Common shares at a deemed price of CAD$0.7439 per share (issued in escrow on August 12, 2019); the number of shares required to pay and satisfy the balance of the purchase price for the Purchased Assets in the amount of $1,500,000 was determined with reference to the Agreed Foreign Exchange Rate of CAD$1.3296:USD$1.00. The purchase price – and therefore the amount of the share consideration - remains subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which is expected to occur in the near future.  NMG LB received all approvals and license transfer from local and state authorities to conduct medical and adult-use commercial cannabis retail operation at the Long Beach Location, which were transferred to NMG LB at the end of August 2020.

Contemporaneous Loan

We entered into a contemporaneous loan (the “Contemporaneous Loan”) with GLDH in the amount of $726,720.00 to fund certain business improvements and expansion needs of GLDH’s business operations. We and NMG LB agreed to forgive the Contemporaneous Loan on the date of closing of the Asset Purchase Agreement.

Management Assignment and Assumption Agreement

On or around August 1, 2019, NMG LB began managing the ShowGrow Long Beach business pursuant to the management assignment and assumption agreement dated June 19, 2019, among NMG LB, GLDH and Airport Collective. Under the agreement, NMG LB is entitled to manage the business and recognize the profits from the business until NMG LB receives all approval and license transfer for operations at the Long Beach Location,  which were received and transferred at the end of August 2020, and the Asset Purchase Agreement is expected to close in the near future.

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

NMGCC furnished equipment and machinery necessary for the manufacture of the Branded Products by SD. As contemplated by the California Management Agreement, NMGCC has leased such equipment and machinery to SD pursuant to an Equipment Lease Agreement between the parties dated June 6, 2019. The initial term of the Equipment Lease Agreement will expire on June 6, 2020 (see below for the Settlement Agreement and First Amendment to the Equipment Lease Agreement). It is the intent of the parties that the monthly rent payable under the Equipment Lease Agreement be completely net to NMGCC, such that NMGCC will not be liable for any costs or expenses of any nature whatsoever relating to the equipment or any improvements to the equipment, or use of the equipment. SD is solely responsible for any such costs, charges, expenses, and outlays, including taxes, maintenance, and repairs.

In conjunction with entering into the California Management Agreement, we through NMGCC entered into a loan and security agreement (the “Loan Agreement”) dated June 6, 2019 (see below for the Settlement Agreement and Release Agreement), whereby NMGCC loaned SD US$250,000 to fund the property and business improvements and expansion needs of SD’s business operations. The loan is due and payable on June 6, 2020, subject to extension by mutual agreement between the parties, and bears interest at a rate of 12% per annum. Interest will accrue and be compounded quarterly, and will be payable by SD upon maturity. SD may prepay, in whole or in part, all or any portion of the principal amount and accrued interest on the loan without being subject to any pre-payment penalty. The loan was evidenced by a promissory note, and the performance of SD of its obligations under the loan agreement and the promissory note are secured pursuant to a security agreement.

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

Results of Operations for the three month periods ended October 31, 2020 and 2019:

The following table sets forth our results of operations for the three month periods ended October 31, 2020 and 2019:

	October 31, 2020 $	October 31, 2019 $
Sales, net of taxes	5,294,358	1,441,626
Cost of Sales	(3,494,304)	(1,121,497)
Gross Margin	1,800,054	320,129
General and Administrative Expenses	(2,495,363)	(1,642,657)
Loss for the Period	(778,367)	(896,797)
Foreign Currency Translation Adjustment	268,097	119,193
Comprehensive Loss	(510,270)	(777,604)
Basic and Diluted Earnings (Loss) Per Share	(0.01)	(0.01)

Revenues

For the three month period ended October 31, 2020 we had total sales of $5,294,358 and cost of sales of $3,494,304 for a gross margin of $1,800,054 compared to total sales of $1,441,626 and cost of sales of $1,121,497 for a gross margin of $320,129 in the three month period ended October 31, 2019. The significant increase in net sales and cost of sales for the period ended October 31, 2020 is largely due to the acquisition of two additional dispensaries.  During the three months ended October 31, 2020, the Company recorded product sales as follows:

Revenues – By Product	Three months ended October 31, 2020 $	%

Flower	3,608,393	68%
Concentrates	1,143,247	22%
Edibles	409,167	8%
Others	133,551	3%

Total	5,294,358

The Company’s revenue generating products, being flower, concentrates, edibles, are expected to have relatively consistent revenues for the foreseeable future.

Operating Expenses

For the three month period ended October 31, 2020, operating expenses totaled $2,495,363 compared with $1,642,657 for the three month period ended October 31, 2019. A significant reason for the increase in operating expenses between the periods related to an increase in salaries and wages from $484,051 to $782,618 as the Company continues to expand, increase in rent from $12,365 to $38,351, increase in licenses, utilities and office administration from $304,724 to $575,245 and an increase in accounting and legal fees from $44,193 to $167,077.  The Company’s office administration and salaries and wages increased considerably as a result of increased operations in Nevada as well as recently acquired operations in Long Beach, San Diego and Ohio.

Other Items

During the three month period ended October 31, 2020, our other items accounted for $426,917 of income as compared to $425,731 for the three month period ended October 31, 2019. The significant components in other items primarily relates to the Company’s proportion of income on equity investee in NMG Ohio LLC of $24,872 (2019 – $87,651), interest income on the secured convertible note related to the investment in GLDH and convertible loan receivable from CCG in the amount of $106,143 (2019 - $278,000), and the bargain purchase price of the Ohio dispensary acquisition of $208,176 (2019 - $Nil).

Net Loss

Net loss for the quarter ended October 31, 2020 totaled $778,367 compared with a net loss of $896,797 for the quarter ended October 31, 2019. The decrease in net loss is largely due to the increase in gross profit, partially offset by an increase in general and administrative expenses.  The Company also reported a one-time bargain purchase gain on the acquisition of NMG OH 1 as well as income tax expense of $509,975 for the period.

Other Comprehensive Income (Loss)

We recorded translation adjustments of $268,097 and $119,193 for the three months ended October 31, 2020 and 2019, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of October 31, 2020:

As of October 31, 2020
(unaudited)
Cash reserves	$1,328,847
Working capital	$1,914,275

At October 31, 2020, we had cash of $1,328,847 as compared to cash of $1,352,130 at July 31, 2020.  The Company has minimal committed capital expenditures.  We believe our existing and available capital resources will be sufficient to satisfy our funding requirements for the next 12 months.

Statement of Cash flows

During the three month period ended October 31, 2020, our net cash decreased by $23,283 (2019 - $2,106,481), which included net cash used in operating activities of $167,435 (2019 - $1,198,205), net cash used in investing activities of $119,485 (2019 - $1,118,309), net cash used in financing activities of $4,460 (2019 – provided $90,840) and effect of exchange rate changes on cash and cash equivalents of $268,097 (2019 - $119,193).

Cash Flow used in Operating Activities

Cash flow used in operating activities totaled $167,435 and $1,198,205 during the three months ended October 31, 2020 and 2019, respectively. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $778,367 during the three months ended October 31, 2020 compared to $896,797 in 2019. The net loss in 2020 included, among other things, depreciation of $125,727 (2019: $78,597), amortization of ROU assets and licenses of $278,467 (2019: $Nil), accrued interest income of $106,143 (2019: $260,000), gain of equity investee of $24,872 (2019: $87,651), stock-based compensation of $287,631 (2019: $$289,578), and bargain purchase on investment in Ohio of $208,176 (2019: $Nil).

The following non-cash items further adjusted the loss for the three months ended October 31, 2020 and 2019:

•

Increase in amounts receivable and prepaid of $152,046 (2019: $274,101), decrease in inventory of $259,435 (2019: $143,199), increase in trade payables and accrued liabilities of $34,962 (2019: decrease of $221,158), increase in income taxes payable of $508,850 (2019: $Nil), decrease in due to related parties of $8,807 (2019: increase of $28,751), decrease of lease liabilities of $117,656 (2019: $Nil), and decrease in loan to NMG Ohio LLC of $228,736 (2019: $Nil).

Cash Flow used in Investing Activities

During the three month period ended October 31, 2020, investing activities used cash of $119,485 compared to $1,118,309 during the three month period ended October 31, 2019. The change in cash used in investing activities from the three month period ended October 31, 2020 relates primarily to a convertible loan of $134,729 (2019: $14,941) provided to CCG in Arkansas, additional property and equipment of $99,619 (2019: $429,780) and cash provided by the acquisition of GLDH and NMG OH 1 of $114,863, net of cash investment (2019: used $528,975).

Cash Flow provided by Financing Activities

During the three month period ended October 31, 2020, financing activities used cash of $4,460 compared to a positive cash flow of $90,840 during the three month period ended October 31, 2019.  During the three month period ended October 31, 2020, the Company repaid a loan of $4,460 (2019: $Nil).  In 2019, the Company issued 165,715 common shares for proceeds of $90,840 related to the exercise of 165,715 warrants.

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

Subsequent Events

On November 14, 2020, the Company issued 70,500 shares to Toro Pacific Management Inc. (“Toro”) pursuant to an assignment agreement between the Company, Toro and NMG in connection with the acquisition of NMG.

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

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Company is not exposed to credit risk as it does not hold cash in excess of federally insured limits, with major financial institutions. Credit risk associated with the convertible loans receivable arises from the possibility that the principal and/or interest due may become uncollectible. The Company mitigates this risk by managing and monitoring the underlying business relationship. The Company is not currently exposed to any significant credit risk associated with its trade receivable.

•	Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital of $1,914,275 as at October 31, 2020. However, the Company may require additional financing to meet all current and future financial obligations.

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

Based on their evaluation as of October 31, 2020, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of October 31, 2020 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In our assessment of the effectiveness of our internal control over financial reporting as at October 31, 2020, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, material weaknesses were identified regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

During the quarter ended October 31, 2020, in response to the material weaknesses identified above, we added more experienced personnel in our accounting department to remediate these material weaknesses.  However, our management will not consider these remediated until the control procedures operate for a period of time and the control procedures are tested to ensure they are operating effectively.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Change in Internal Control over Financial Reporting

Except for the remediation procedures described above, there have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 14, 2020, we issued 70,500 shares of common stock to Toro Pacific Management Inc. (“Toro”) pursuant to the assignment agreement between the Company, Toro and NMG at a deemed price of CAD$0.66 per share.  We relied upon the exemption from registration under the Securities Act provided by Rule 903 of Regulation S under the Securities Act as Toro is a non-U.S. person and the securities were issued to Toro through an offshore transaction which was negotiated and consummated outside of the United States.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

As previously reported on September 1, 2020, the medical and adult-use commercial cannabis license for the ShowGrow Long Beach dispensary was transferred to the Company’s wholly-owned subsidiary, NMG Long Beach, LLC on August 28, 2020. In addition, as previously reported on September 9, 2020, the dispensary license for The Clubhouse Dispensary in Elyria, Ohio was transferred from NMG Ohio, LLC to the Company’s wholly-owned subsidiary, NMG OH 1, LLC on September 4, 2020, and the Company renamed the dispensary to “Body and Mind.” Concurrently with the transfer of the dispensary license for the Ohio dispensary, all assets and liabilities associated with such dispensary were transferred from NMG Ohio, LLC to NMG OH 1, LLC on September 4, 2020.  After further analysis with respect to the foregoing transfers into wholly-owned subsidiaries of the Company, the Company has determined that it should have filed an item 2.01 Form 8-K at each time with respect to the acquisition of a business and it is now taking measures to complete and file any required financial statements under Regulation S-X Rule 3-05.

ITEM 6 – EXHIBITS

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

3.1	Amended and Restated Bylaws
10.1	Amended and Restated Consulting Agreement between Body and Mind Inc., Fairlawn Capital Partners Ltd. and Michael Mills, dated January 18, 2021
10.2	Amended and Restated Consulting Agreement between Body and Mind Inc., Golden Tree Capital Corp. and Dong H. Shim, dated January 18, 2021
10.3	Amended and Restated Employment Agreement between Body and Mind Inc. and Stephen ‘Trip’ Hoffman, dated January 18, 2021
31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BODY AND MIND INC.

Date: February 1, 2021	By:	/s/ Michael Mills
Michael Mills, President and Chief Executive Officer (Principal Executive Officer)

Date: February 1, 2021	By:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

