Form 10-Q
period 2021-01-31
BODY & MIND INC.
filed 2021-03-17
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 108,827,778 shares of common stock outstanding as of March 16, 2021.

BODY AND MIND INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.	Statement 1
Condensed Consolidated Interim Balance Sheets
(U.S. Dollars)

ASSETS	As of 31 January 2021	As of 31 July 2020

Current
Cash	$1,166,089	$1,352,130
Amounts receivable	1,355,743	972,705
Interest receivable on convertible loan (Note 6)	114,000	78,000
Prepaids	622,719	138,016
Inventory (Note 5)	2,218,633	1,769,837
Convertible loan receivable (Note 6)	1,601,616	1,290,263
Loan receivable (Note 7)	239,834	-
Total Current Assets	7,318,634	5,600,951

Investment in NMG Ohio LLC (Note 16)	-	3,161,240
Investment in and advances to GLDH (Note 17)	-	8,910,854
Property and Equipment (Note 8)	7,949,078	6,733,019
Brand and Licenses	20,472,722	11,757,483
Goodwill	5,703,067	2,635,721
TOTAL ASSETS	$41,443,501	$38,799,268

LIABILITIES
Current
Accounts payable	$2,168,307	$753,846
Accrued liabilities	32,104	30,712
Income taxes	3,490,136	1,609,479
Due to related parties (Note 9)	52,948	52,937
Loan payable (Note 10)	3,138	-
Lease liabilities (Note 18)	441,458	362,688
Total Current Liabilities	6,188,091	2,809,662

Lease Liabilities (Note 18)	2,122,562	1,806,212
Loan Payable to NMG Ohio LLC (Note 16)	-	466,495
Deferred Tax Liability	618,668	412,450
TOTAL LIABILITIES	8,929,321	5,494,819

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 11)
Authorized: 900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
108,377,778 (31 July 2020 – 107,513,812) Common Shares	10,837	10,751
Additional Paid-in Capital	48,471,159	47,665,678
Shares to be Issued	-	19,703
Other Comprehensive Income	1,081,102	731,768
Deficit	(16,853,054)	(14,865,608)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO BAM	32,710,044	33,562,292
NON-CONTROLLING INTEREST	(195,864)	(257,843)
TOTAL EQUITY	32,514,180	33,304,449
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,443,501	$38,799,268

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 2
Condensed Consolidated Interim Statements of Operations
(U.S. Dollars)

	Three Month Period Ended 31 January		Six Month Period Ended 31 January
	2021	2020	2021	2020

Sales	$6,315,411	$1,572,284	$11,609,769	$3,013,910
Cost of sales	(3,567,425)	(1,043,085)	(7,061,729)	(2,164,582)
	2,747,986	529,199	4,548,040	849,328

General and Administrative Expenses
Accounting and legal	298,937	356,491	466,014	400,684
Bad debt expense	-	46,931	-	46,931
Business development	11,927	-	13,336	-
Consulting fees	106,351	135,953	192,082	356,180
Depreciation	297,370	5,331	542,707	10,206
Insurance	42,339	22,605	115,059	51,330
Lease expense	102,028	54,926	190,631	111,630
Licenses, utilities and office administration	537,928	239,576	1,113,173	544,300
Management fees	88,530	55,683	220,756	185,261
Regulatory, filing and transfer agent fees	30,902	22,598	37,478	39,334
Rent	52,337	8,092	90,688	20,457
Salaries and wages	773,437	453,807	1,556,055	937,858
Stock-based compensation	201,191	369,437	488,822	659,015
Travel	12,155	41,436	23,994	92,337
	(2,555,432)	(1,812,866)	(5,050,795)	(3,455,523)
Net Operating Income (Loss) Before Other Income (Expenses)	192,554	(1,283,667)	(502,755)	(2,606,195)
Other Income (Expenses)
Foreign exchange, net	191	1,914	230	(81,006)
Interest expense	(592)	(131,850)	(1,327)	(131,850)
Interest income	19,224	278,688	125,367	556,688
Loss on settlement	-	(239,328)	-	(239,328)
Management fee income	-	36,000	-	54,000
Other income (expenses)	(204,383)	-	(115,961)	125,000
Bargain purchase (Note 14)	-	-	208,176	-
Write-off of assets	-	(1,008)	-	(1,008)
Equity in earnings (Note 16)	-	103,899	24,872	191,550
Net Income (Loss) for the Period Before Income Tax	$6,994	$(1,235,352)	$(261,398)	$(2,132,149)
Income tax expense	(1,154,094)	-	(1,664,069)	-
Net Loss for the Period	(1,147,100)	(1,235,352)	(1,925,467)	(2,132,149)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	81,237	(103,440)	349,334	15,753
Comprehensive Loss for the Period	$(1,065,863)	$(1,338,792)	$(1,576,133)	$(2,116,396)
Net income (loss) attributable to:
Body and Mind Inc.	(1,194,901)	(1,235,352)	(1,987,446)	(2,132,149)
Non-controlling interest	47,801	-	61,979	-

Comprehensive income (loss) attributable to:
Body and Mind Inc.	(1,113,664)	(1,338,792)	(1,638,112)	(2,116,396)
Non-controlling interest	47,801	-	61,979	-
Earnings (Loss) per Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted Average Number of Shares Outstanding	108,367,050	101,841,511	107,983,554	101,495,573

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 3
Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity
(U.S. Dollars)

	Share Capital		Additional	Shares	Other		Non-
	Common Shares		paid-in	to be	comprehensive		controlling
	Number	Amount	capital	issued	income	Deficit	interest	Total
Balance – 31 July 2019	97,279,891	$9,728	$41,765,408	$1,118,815	$827,314	$(10,525,062)	$-	$33,196,203
Acquisition of GLDH (Note 17)	4,337,111	434	2,752,348	-	-	-	-	2,752,782
Exercise of warrants (Note 11)	143,230	14	75,535	-	-	-	-	75,549
Stock-based compensation (Note 11)	-	-	289,578	-	-	-	-	289,578
Share subscriptions received in advance	-	-	-	15,291	-	-	-	15,291
Foreign currency translation adjustment	-	-	-	-	119,193	-	-	119,193
Loss for the period	-	-	-	-	-	(896,797)	-	(896,797)
Balance – 31 October 2019	101,760,232	10,176	44,882,869	1,134,106	946,507	(11,421,859)	-	35,551,799
Exercise of warrants (Note 11)	22,485	2	15,289	-	-	-	-	15,291
Escrow release	70,500	7	17,779	(17,786)	-	-	-	-
Stock-based compensation (Note 11)	-	-	369,437	-	-	-	-	369,437
Share subscriptions received in advance	-	-	-	(15,291)	-	-	-	(15,291)
Accretion and interest on convertible debt	-	-	-	131,519	-	-	-	131,519
Foreign currency translation adjustment	-	-	-	-	(103,440)	-	-	(103,440)
Loss for the period	-	-	-	-	-	(1,235,352)	-	(1,235,352)
Balance – 31 January 2020	101,853,217	$10,185	45,285,374	1,232,548	843,067	(12,657,211)	-	34,713,963

Balance – 31 July 2020	107,513,812	10,751	47,665,678	19,703	731,768	(14,865,608)	(257,843)	33,304,449
Acquisition of NMG Ohio LLC (Note 16)	793,466	79	296,963	-	-	-	-	297,042
Stock-based compensation (Note 11)	-	-	287,631	-	-	-	-	287,631
Foreign currency translation adjustment	-	-	-	-	268,097	-	-	268,097
Loss for the period	-	-	-	-	-	(792,545)	14,178	(778,367)
Balance – 31 October 2020	108,307,278	$10,830	$48,250,272	$19,703	$999,865	$(15,658,153)	$(243,665)	$33,378,852
Escrow release	70,500	7	19,696	(19,703)	-	-	-	-
Stock-based compensation (Note 11)	-	-	201,191	-	-	-	-	201,191
Foreign currency translation adjustment	-	-	-	-	81,237	-	-	81,237
Income for the period	-	-	-	-	-	(1,194,901)	47,801	(1,147,100)
Balance – 31 January 2021	108,377,778	10,837	48,471,159	-	1,081,102	(16,853,054)	(195,864)	32,514,180

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 4
Condensed Consolidated Interim Statements of Cash Flows
(U.S. Dollars)

	Six Month Period Ended 31 January
Cash Resources Provided By (Used In)	2021	2020
Operating Activities
Net loss for the period	$(1,925,467)	$(2,132,149)
Items not affecting cash:
Accrued interest and accretion	-	131,850
Accrued interest income	(124,143)	(520,000)
Accrued management fee income	-	(54,000)
Amortization of licenses	504,761	-
Amortization of ROU assets	113,500	-
Depreciation	252,627	157,855
Foreign exchange	(112,139)	35,786
Gain of equity investee	(24,872)	(191,550)
Bargain purchase	(208,176)	-
Loss on settlement	-	239,328
Stock-based compensation	488,822	659,015
Amounts receivable and prepaids	(558,579)	(716,996)
Inventory	(91,968)	(131,841)
Trade payables and accrued liabilities	240,002	(37,812)
Income taxes	1,456,726	-
Due to related parties	11	(5,272)
Lease liabilities	(93,943)	-
Deferred tax liability	206,218	-
Loan to NMG Ohio LLC	(228,736)	-
Cash used in operating activities	(105,356)	(2,565,786)

Investing Activities
Investment in NMG Ohio, LLC , net of cash received	(136,326)	-
Repayment by NMG Ohio, LLC	-	90,969
Investment in GLDH, net of cash received	251,189	(1,285,960)
Other investments	-	(334,348)
Purchase of property and equipment	(224,477)	(802,471)
Convertible loan advanced	(578,674)	(842,085)
Convertible loan received	267,321	-
Cash used in investing activities	(420,967)	(3,173,895)

Financing Activities
Issuance of shares, net of share issue costs	-	90,840
Loan repaid	(9,052)	-
Cash (used in) provided by financing activities	(9,052)	90,840

Effect of exchange rate changes on cash	349,334	18,204

Net Decrease in Cash	(186,041)	(5,630,637)
Cash– Beginning of Period	1,352,130	9,004,716
Cash– End of Period	$1,166,089	$3,374,079

Supplemental Disclosures with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
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

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 31 January 2021 and 31 July 2020, the Company has no allowance for doubtful accounts.

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
U.S. Dollars

3.	Significant Accounting Policies – Continued

Inventory

Inventory consists of raw material, work in progress (live plants and plants in the drying process), finished goods, and consumables. The Company values its raw material, finished goods and consumables at the lower of the actual costs or its current estimated market value less costs to sell. The Company values its work in progress at cost. The Company periodically reviews its inventory for obsolete and potentially impaired items. As of 31 January 2021 and 31 July 2020, the Company has no allowance for inventory obsolescence.

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
U.S. Dollars

3.	Significant Accounting Policies – Continued

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As of 31 January 2021 and 31 July 2020, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
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

4.	Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 January 2021 and 31 July 2020:

	As of 31 January 2021	As of 31 July 2020
Financial assets at fair value
Cash	$1,166,089	$1,352,130
Convertible loan receivable	1,601,616	1,290,263
Loan receivable	239,834	-

Total financial assets at fair value	$3,007,539	$2,642,393

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
U.S. Dollars

4.	Financial Instruments – Continued

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company has an accumulated deficit of $16,853,054, recurring losses of $1,925,467 and negative cash flows from operations of $105,356 for the six months ended 31 January 2021, and had working capital of $1,130,543 at 31 January 2021. There can be no assurance that the Company will be successful with generating and maintaining profitable operations or will be able to secure future debt or equity financing for its working capital and expansion activities.

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

5.	Inventory

	31 January 2021	31 July 2020

Work in progress	$233,609	$211,621
Finished goods	1,437,408	959,939
Consumables	547,616	598,277

Total	$2,218,633	$1,769,837

6.	Convertible loan receivable

Effective March 15, 2019, the Company, through its wholly owned subsidiaries, DEP Nevada and NMG, entered into a convertible loan agreement and a management agreement with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical cannabis dispensary facility in West Memphis, Arkansas.

Pursuant to the management agreement, NMG will provide operations and management services, including management, staffing, operations, administration, oversight, and other related services. Under the management agreement, NMG will be required to obtain approval from CCG for any key decisions as defined in the agreement and accordingly the Company does not control CCG. NMG will be paid a monthly management fee equal to 66.67% of the monthly net profits of CCG, subject to conversion of the convertible loan as discussed below upon which the monthly management fee shall be $6,000 per month, unless otherwise agreed by the parties in writing. The Company earned management fees of $Nil (2020 - $36,000) and $Nil (2020 - $54,000) during the three and six months ended 31 January 2021, respectively.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
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

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The sum of these two valuations is the fair value of the loan receivable balance of $1,601,616 and $1,290,263 as of 31 January 2021 and 31 July 2020, respectively. Management believes that the accretion of the straight debt portion and embedded derivative related to the conversion option are not material due to the short term maturity of the loan. During the six months ended 31 January 2021, the Company had advanced $578,674 (2020 - $842,085) and accrued interest income of $18,000 (2020 - $18,000) and $36,000 (2020 - $36,000) for the three and six months ended 31 January 2021, respectively. As of 31 January 2021, total interest receivable was $114,000 (31 July 2020 - $78,000).

7.	Loan receivable

The loan receivable at 31 January 2021 in the amount of $239,834 acquired from NMG LB (Note 14) is due from an arm’s length party that is unsecured, non-interest bearing and due on demand.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
U.S. Dollars

8.	Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Right-of-use Assets	Total
Cost:
Balance, 31 July 2020	$73,310	$478,187	$545,723	$51,108	$38,717	$2,172	$4,245,389	$2,257,055	$7,691,661
Additions or disposals	15,184	(12,077)	19,920	-	-	8,163	193,287	-	224,477
Acquisitions (Note 14)	287,015	-	-	-	-	-	581,631	489,063	1,357,709
Balance, 31 January 2021	375,509	466,110	565,643	51,108	38,717	10,335	5,020,307	2,746,118	9,273,847

Accumulated Depreciation:
Balance, 31 July 2020	15,844	182,232	130,421	14,421	18,797	897	472,790	123,240	958,642
Depreciation	16,160	34,437	39,583	3,680	2,788	450	155,529	-	252,627
Amortization of ROU assets (Note 18)	-	-	-	-	-	-	-	113,500	113,500
Balance, 31 January 2021	32,004	216,669	170,004	18,101	21,585	1,347	628,319	236,740	1,324,769

Net Book Value:
At 31 July 2020	57,466	295,955	415,302	36,687	19,920	1,275	3,772,599	2,133,815	6,733,019
At 31 January 2021	$343,505	$249,441	$395,639	$33,007	$17,132	$8,988	$4,391,988	$2,509,378	$7,949,078

For the six months ended 31 January 2021, a total depreciation of $37,946 (2020 - $10,205) was included in General and Administrative Expenses and a total depreciation of $214,681 (2020 - $147,650) was included in Cost of Sales.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
U.S. Dollars

9.	Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the three and six months ended 31 January 2021 and 2020 are as follows:

	For the three months ended 31 January 2021	For the three months ended 31 January 2020	For the six months ended 31 January 2021	For the six months ended 31 January 2020
A company controlled by the President, Chief Executive Officer and a director Management fees	$37,440	$37,511	$74,965	$79,378
A company controlled by the Chief Financial Officer and a director Management fees	23,316	25,232	46,002	47,900
A company controlled by a former director and former President of NMG Management fees	10,000	8,333	65,000	16,666
A company controlled by the Corporate Secretary Management fees	17,774	25,322	34,789	30,989
Consulting fees	-	1,552	-	3,103
A company controlled by the former Chief Executive Officer and a former director Management fees	-	-	-	9,401
	$88,530	$97,950	$220,756	$187,437

Amounts owing to related parties at 31 January 2021 and 31 July 2020 are as follows:

a)	As of 31 January 2021, the Company owed $30,431 (31 July 2020 - $14,229) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 31 January 2021, the Company owed $16,376 (31 July 2020 - $7,833) to the Chief Financial Officer of the Company and a company controlled by him.

c)	As of 31 October 2020, the Company owed $6,141 (31 July 2020 - $5,875) to the Corporate Secretary of the Company and a company controlled by him.

d)	As of 31 October 2020, the Company owed $Nil (31 July 2020 - $25,000) to the former director and former President of NMG of the Company and a company controlled by him.

e)

The Company entered into a commercial advisory agreement with Australis Capital (Nevada) Inc. (“Australis Nevada”), a wholly-owned subsidiary of Australis, a major shareholder, pursuant to which Australis Nevada will provide advisory and consulting services to the Company at $10,000 per month for a term ending on the date that is the earlier of: (i) five years following the closing of the transactions contemplated by the Investment Agreement, and (ii) the date Australis no longer holds 10% or more of the issued and outstanding Common Shares. During the three and six months ended 31 January 2021, the Company paid an advisory fee of $36,000 (2020 - $36,000) and $72,000 (2020 - $72,000), respectively.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
U.S. Dollars

10.	Loan Payable

The loan payable at 31 January 2021 in the amount of $3,138 assumed from NMG LB (Note 14) is unsecured, non-interest bearing and has no set terms of repayment.

11.	Capital Stock

The Company’s authorized share capital comprises 900,000,000 Common Shares, with a $0.0001 par value per share.

As at 31 January 2021, the Company had 108,377,778 outstanding Common Shares (July 31, 2020 – 107,513,812).

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

On 14 November 2019, the Company issued 70,500 previously escrowed shares with a fair value of $17,786 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 13).

On 21 October 2020, the Company issued 793,466 common shares valued at $297,042 in relation to acquiring the remaining 70% interest in NMG Ohio (Notes 13 and 16).

On 14 November 2020, the Company issued 70,500 previously escrowed shares with a fair value of $19,703 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 13).

Stock options

The Company previously approved an incentive stock option plan, pursuant to which the Company may grant stock options up to an aggregate of 10% of the issued and outstanding common shares in the capital of the Company from time to time.

The Company recorded total stock-based compensation expense of $201,191 (2020 - $369,437) and $488,822 (2020 - $659,015) for the three and six months ended 31 January 2021, respectively, in connection with the issuance of options to purchase common stock. Stock-based compensation expense is included in general and administrative expenses on the accompanying statements of operations.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
U.S. Dollars

11.	Capital Stock – Continued

Stock options - continued

	Number of options	Weighted average exercise price		Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2020	9,155,000	CAD$	0.70	3.48	CAD$	-
Outstanding at 31 January 2021	9,155,000	CAD$	0.70	2.98	CAD$	1,397,100
Vested and fully exercisable at 31 January 2021	6,586,250	CAD$	0.68	2.62	CAD$	1,140,225

Share Purchase Warrants

As of 31 January 2021 and 31 July 2020, the following warrants are outstanding:

Number of warrants outstanding and exercisable		Exercise price	Expiry dates
11,780,134	CAD$	1.50	17 May 2023
635,150	CAD$	1.25	16 May 2023
12,415,284

12.	Segmented Information and Major Customers

The Company’s activities are all in the one industry segment of medical and recreational cannabis. All of the Company’s revenue generating activities and capital assets relate to this segment and are located in the USA. During the three and six months ended 31 January 2021, the Company had no major customer over 10% of its revenues (2020 – the Company relied on one major customer for 10% of its revenues and the total amount due from this major customer was $123,667 as at 31 January 2020).

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
U.S. Dollars

13.	Supplemental Disclosures with Respect to Cash Flows

	Three Months Ended 31 January		Six Months Ended 31 January
	2021	2020	2021	2020
Cash paid during the period for interest	$-	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$1,125	$-

On 12 August 2019, the Company issued a total of 4,337,111 common shares of the Company in connection with the Purchase Agreement, NMG SD Settlement Agreement and the Lease Assignment Agreement valued at $2,752,782 (Notes 11 and 17).

On 14 November 2019, the Company issued 70,500 previously escrowed shares with a fair value of $17,786 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 11).

On 21 October 2020, the Company issued 793,466 common shares valued at $297,042 in relation to acquiring the remaining 70% interest in NMG OH 1 (Notes 11 and 16).

On the assumption of the lease in Elyria, Ohio, the Company recognized right-of-use assets (Notes 8 and 18), and a corresponding increase in lease liabilities, in the amount of $234,734 which represented the present value of future lease payments using a discount rate of 12% per annum.

On the assumption of the lease in Long Beach, California, the Company recognized right-of-use assets (Notes 8 and 18), and a corresponding increase in lease liabilities, in the amount of $254,329 which represented the present value of future lease payments using a discount rate of 12% per annum.

On 14 November 2020, the Company issued 70,500 previously escrowed shares with a fair value of $19,703 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 11).

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
U.S. Dollars

14.	Business Acquisition

The Clubhouse dispensary

On 4 September 2020, NMG OH 1 received all approvals and final license and name transfer from the Ohio Department of Pharmacy for Clubhouse dispensary located in Elyria, Ohio.

Purchase consideration (Note 16)	$3,873,170

Assets acquired:
Cash	257,462
Amounts receivable	510,367
Prepaid expenses	4,965
Inventory	178,898
Property and equipment	863,244
Licenses and customer relationships	2,710,000

Liabilities assumed:
Trade payable and accrued liabilities	(443,590)

Net assets acquired	4,081,346
Bargain purchase	(208,176)
TOTAL	$3,873,170

ShowGrow Long Beach dispensary

On 28 August 2020, NMG LB received all approvals and final license transfer for the ShowGrow Long Beach dispensary.

Purchase consideration (Note 17)	$8,912,733

Assets acquired:
Cash	65,340
Prepaid expenses	15,264
Inventory	177,930
Loan receivable (Note 7)	239,834
Property and equipment	5,402
Liabilities assumed:
Trade payable and accrued liabilities	(732,262)
Income taxes payable	(423,931)
Loans payable (Note 10)	(12,190)

Net liabilities acquired	(664,613)
Brand and licenses	6,510,000
Goodwill	3,067,346
TOTAL	$8,912,733

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
U.S. Dollars

15.	Commitments

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

The provisional production license remains in NMG Ohio and the Company anticipate closing the acquisition of the remaining 70% interest in NMG Ohio upon receipt of production license.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
U.S. Dollars

16.	Investment in NMG Ohio LLC – Continued

Following the completion of license transfer of the Ohio dispensary on 4 September 2020 to the Company’s wholly-owned subsidiary, NMG OH 1, the Company began consolidating the assets, liabilities, revenues and expenses related to the dispensary. The Company still accounts for its 30% ownership interest in NMG Ohio as an investment using the equity method of accounting. During the period from 1 August 2020 to 4 September 2020, NMG Ohio recorded net revenues of $534,971, expenses of $452,065 and a net income of $82,906. The Company recorded an equity in earnings of $24,872 relating to its 30% pro rata share of net income which was included in other items on the statement of operations. During the period from 5 September 2020 to 31 January 2021, NMG Ohio did not have any operating activities.

	31 January 2021	31 July 2020
Equity investment in NMG Ohio
Opening balance	$531,185	$134,066
Equity pickup	24,872	397,119

Total equity investment in NMG Ohio	556,057	531,185

Acquisition of remaining 70% interest:
Opening balance	2,630,055	2,630,055
Acquisition costs: Common shares issued to vendors at fair value	297,042	-
Acquisition costs: Cash payments to vendors	393,750	-
Foreign exchange	(3,734)	-

Total advances for remaining 70% acquisition of NMG Ohio	3,317,113	2,630,055

	3,873,170	3,161,240
Acquisition of The Clubhouse Dispensary (Note 14)	(3,873,170)	-

Total investment in NMG Ohio	$-	$3,161,240

Loan receivable (payable) to NMG Ohio
Opening balance	$(466,495)	$701,781
Advances provided to NMG Ohio	228,736	112,869
Advances received from NMG Ohio	-	(1,252,429)
Foreign exchange	16,325	(28,716)
Transferred to NMG OH 1 and eliminated on consolidation	221,434	-

Loan payable to NMG Ohio	$-	$(466,495)

Summarized financial information for NMG Ohio is as follows:

	4 September 2020	31 October 2020

Current assets	$1,180,828	$-
Non-current assets	962,537	-
Total assets	2,143,365	-

Current liabilities	439,340	-
Non-current liabilities	-	-
Total liabilities	439,340	-

Revenues	534,971	-
Gross profit	231,776	-
Net income	82,906	-

Net income attributable to the Company	$24,872	$-

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
U.S. Dollars

17.	Investment in and advances to GLDH

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
U.S. Dollars

17.	Investment in and advances to GLDH – Continued

Definitive Agreement (Superseding Interim Agreement) – Continued

The total investment in GLDH at 31 January 2021 and 31 July 2020 is as follows:

	31 January 2021	31 July 2020

Opening balance	$8,910,854	$7,373,036
Note receivable	-	-
Share issuances	-	4,092,175
Share payment reduction	-	(793,416)
Interest income accrued on the Note	88,143	1,040,000
Advances for working capital	3,030	2,143,609
Lease Assignment Agreement payment	-	750,000
Amount transferred to Property and Equipment	-	(1,431,585)
Amount transferred to Brand and Licenses	-	(3,585,483)
Expensed during the period	(188,879)	(501,862)
Foreign exchange	99,585	(175,620)

	8,912,733	8,910,854
Acquisition of ShowGrow Long Beach dispensary (Note 14)	(8,912,733)	-

Ending balance	$-	$8,910,854

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
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

During the three and six months ended 31 January 2021, the Company recorded a total lease expense of $102,028 (2020 - $54,926) and $190,631 (2020 - $111,630), respectively, related to the accretion of lease liabilities and the amortization of right-of-use assets.

Lease expense of $36,461 (2020 - $Nil) and $72,921 (2020 - $Nil) was allocated to cost of sales for the three and six months ended 31 January 2021, respectively.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$243,995
Right-of-use assets obtaining in exchange for lease obligations:
Operating leases	$489,063

Weighted-average remaining lease term – operating leases	6.82 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2021
U.S. Dollars

18.	Lease Liabilities – Continued

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2021 (six months)	$261,153
2022	544,678
2023	557,696
2024	566,756
2025 and thereafter	1,878,401
Total lease payments	$3,808,684
Less imputed interest	(1,244,664)
Total	$2,564,020
Less current portion	(441,458)
Long term portion	2,122,562

19.	Subsequent Event

On 6 March 2021, the Company granted 1,250,000 to current directors and officers of the Company with an exercise price of CAD$0.68 per share for a term of five (5) years expiring on 6 March 2026. The options are subject to vesting provisions such that 25% of the Options vest six (6) months from the date of grant, 25% of the Options vest twelve (12) months from the date of grant, 25% of the Options vest eighteen (18) months from the date of grant and 25% of the Options vest twenty-four (24) months from the date of grant.

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

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2020, our most recently completed year end, to January 31, 2021, and our results of operations for the three and six months ended January 31, 2021, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

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

Our head office is located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

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

Acquisition of NMG Ohio LLC

We, through NMG, currently own a 30% interest in NMG Ohio, LLC (“NMG Ohio”), which has a cannabis dispensary carrying on business as “The Clubhouse” in Elyria, Loraine County, Ohio as well as a provisional production license. On January 31, 2019, we, through NMG, entered into a definitive agreement to acquire the remaining 70% interest in NMG Ohio. The consideration for the remaining 70% interest in NMG Ohio consists of cash payments totaling $1,575,000 and 3,173,864 common shares of the Company. As at the date hereof, we have issued 3,173,864 common shares with a fair value of $1,742,076 and paid $1,575,000. Closing of the acquisition was subject to receipt of regulatory approval, which all approvals and final license and name transfer approvals from the Ohio Department of Pharmacy were received in early September 2020. As such, the dispensary license for The Clubhouse dispensary, as well as the assets and liabilities associated with the dispensary, were transferred to the Company’s wholly-owned subsidiary, NMG OH 1 LLC. We anticipate closing the acquisition of the remaining 70% interest in NMG Ohio upon receipt of production license.

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

Furthermore, pursuant to the terms of the Investment Agreement and subject to applicable laws and the rules of the CSE, for as long as Australis owns at least 10% of our issued and outstanding common shares, Australis will be entitled to nominate one director for election to our Board of Directors of the Company. If Australis exercises all of its warrants and converts all of its debentures, Australis will be entitled to nominate a second director for election to our Board of Directors. Further, for as long as Australis maintains ownership of at least 25% of our issued and outstanding common shares, Australis will be entitled to maintain two directors on our Board of Directors, provided that each director nominee must meet the requirements of applicable corporate, securities and other laws and rules of the CSE. As of July 31, 2020, Australis has exercised all of its warrants and the Debentures have all been converted, however, Australis no longer maintains ownership of at least 25% of our outstanding Common Shares. Australis’ current nominee director on our Board of Directors is Brent Reuter.

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

We will pay the balance of the purchase price for the Purchased Assets by issuing up to 2,681,006 Common shares at a deemed price of CAD$0.7439 per share (issued in escrow on August 12, 2019); the number of shares required to pay and satisfy the balance of the purchase price for the Purchased Assets in the amount of $1,500,000 was determined with reference to the Agreed Foreign Exchange Rate of CAD$1.3296:USD$1.00. The purchase price – and therefore the amount of the share consideration - remains subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which is expected to occur in the near future. NMG LB received all approvals and license transfer from local and state authorities to conduct medical and adult-use commercial cannabis retail operation at the Long Beach Location, which were transferred to NMG LC at the end of August 2020.

Contemporaneous Loan

We entered into a contemporaneous loan (the “Contemporaneous Loan”) with GLDH in the amount of $726,720 to fund certain business improvements and expansion needs of GLDH’s business operations. We and NMG LB agreed to forgive the Contemporaneous Loan on the date of closing of the Asset Purchase Agreement.

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

Results of Operations for the three month periods ended January 31, 2021 and 2020:

The following table sets forth our results of operations for the three month periods ended January 31, 2021 and 2020:

	January 31, 2021 $	January 31, 2020 $
Sales	6,315,411	1,572,284
Cost of Sales	(3,567,425)	(1,043,085)
Gross Margin	2,747,986	529,199
General and Administrative Expenses	(2,555,432)	(1,812,866)
Loss for the Period	(1,147,100)	(1,235,352)
Foreign Currency Translation Adjustment	81,237	(103,440)
Comprehensive Loss	(1,065,863)	(1,338,792)
Basic and Diluted Loss Per Share	(0.01)	(0.01)

Revenues

For the three month period ended January 31, 2021 we had total sales of $6,315,411 and cost of sales of $3,567,425 for a gross margin of $2,747,986 compared to total sales of $1,572,284 and cost of sales of $1,043,085 for a gross margin of $529,199 in the three month period ended January 31, 2020. The significant increase in sales and cost of sales for the period ended January 31, 2021 is largely due to the acquisition of two additional dispensaries. During the three months ended January 31, 2021, the Company recorded product sales as follows:

Revenues – By Product	Three months ended January 31, 2021 $	%

Flower	4,240,775	67%
Concentrates	1,462,734	23%
Edibles	551,697	9%
Others	60,205	1%

Total	6,315,411

Revenues – By Product	Three months ended January 31, 2020 $	%

Flower	1,286,109	82%
Concentrates	217,154	14%
Edibles	69,021	4%

Total	1,572,284

The Company’s revenue generating products, being flower, concentrates, edibles, are expected to have relatively consistent revenues for the foreseeable future.

Operating Expenses

For the three month period ended January 31, 2021, operating expenses totaled $2,555,432 compared with $1,812,866 for the three month period ended January 31, 2020. A significant reason for the increase in operating expenses between the periods related to an increase in salaries and wages from $453,807 to $773,437 as the Company continues to expand, increase in rent from $8,092 to $52,337, increase in licenses, utilities and office administration from $239,576 to $537,928 and an increase in depreciation of property and equipment from $5,331 to $297,370. The Company’s office administration and salaries and wages increased considerably as a result of increased operations in Nevada as well as recently acquired operations in Long Beach, San Diego and Ohio.

Other Items

During the three month period ended January 31, 2021, our other items accounted for $185,560 of expenses as compared to $48,315 of income for the three month period ended January 31, 2020. The significant components in other items primarily relates to the Company’s proportion of income on equity investee in NMG Ohio LLC of $Nil (2020 – $103,899), interest income on the secured convertible note related to the investment in GLDH and convertible loan receivable from CCG in the amount of $19,224 (2020 - $278,688), and other expenses of $179,159 (2020 - $Nil) related to the Company’s Brand Director Agreement in Cathedral City.

Net Loss

Net income for the quarter ended January 31, 2021 totaled $1,147,100 compared with a net loss of $1,235,352 for the quarter ended January 31, 2020. The decrease in net loss is largely due to the increase in gross profit, partially offset by an increase in general and administrative expenses. Included in the net loss for the three months ended January 31, 2021 is income tax expense of $1,154,094 (2020 - $Nil).

Other Comprehensive Loss

We recorded translation adjustments of $81,237 and ($103,440) for the three months ended January 31, 2021 and 2020, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Results of Operations for the six month periods ended January 31, 2021 and 2020:

The following table sets forth our results of operations for the six month periods ended January 31, 2021 and 2020:

	January 31, 2021 $	January 31, 2020 $
Sales	11,609,769	3,013,910
Cost of Sales	(7,061,729)	(2,164,582)
Gross Margin	4,548,040	849,328
General and Administrative Expenses	(5,050,795)	(3,455,523)
Loss for the Period	(1,925,467)	(2,132,149)
Foreign Currency Translation Adjustment	349,334	15,753
Comprehensive Loss	(1,576,133)	(2,116,396)
Basic and Diluted Loss Per Share	(0.02)	(0.02)

Revenues

For the six month period ended January 31, 2021 we had total sales of $11,609,769 and cost of sales of $7,061,729 for a gross margin of $4,548,040 compared to total sales of $3,013,910 and cost of sales of $2,164,582 for a gross margin of $849,328 in the six month period ended January 31, 2020. The significant increase in sales and cost of sales for the period ended January 31, 2021 is largely due to the acquisition of two additional dispensaries.

During the six months ended January 31, 2021, the Company recorded product sales as follows:

Revenues – By Product	Six months ended January 31, 2021 $	%

Flower	7,849,168	68%
Concentrates	2,605,981	22%
Edibles	960,864	8%
Others	193,756	2%

Total	11,609,769

Revenues – By Product	Six months ended January 31, 2020 $	%

Flower	2,336,175	78%
Concentrates	521,110	17%
Edibles	156,625	5%

Total	3,013,910

The Company’s revenue generating products, being flower, concentrates, edibles, are expected to have relatively consistent revenues for the foreseeable future.

Operating Expenses

For the six month period ended January 31, 2021, operating expenses totaled $5,050,795 compared with $3,455,523 for the six month period ended January 31, 2020. A significant reason for the increase in operating expenses between the periods related to an increase in salaries and wages from $937,858 to $1,556,055 as the Company continues to expand, increase in rent from $20,457 to $90,688, increase in licenses, utilities and office administration from $544,300 to $1,113,173 and an increase in depreciation of property and equipment from $10,206 to $542,707. The Company’s office administration and salaries and wages increased considerably as a result of increased operations in Nevada as well as recently acquired operations in Long Beach, San Diego and Ohio.

Other Items

During the six month period ended January 31, 2021, our other items accounted for $241,357 of income as compared to $474,046 for the six month period ended January 31, 2020. The significant components in other items primarily relates to the Company’s proportion of income on equity investee in NMG Ohio LLC of $24,872 (2020 – $191,550), interest income on the secured convertible note related to the investment in GLDH and convertible loan receivable from CCG in the amount of $125,367 (2020 - $556,688), other income of $288,046 (2020 - $125,000), the bargain purchase price of the Ohio dispensary acquisition of $208,176 (2020 - $Nil) and other expenses of $179,159 (2020 - $Nil) related to the Company’s Brand Director Agreement in Cathedral City.

Net Loss

Net loss for the six months ended January 31, 2021 totaled $1,925,467 compared with a net loss of $2,132,149 for the six months ended January 31, 2020. The decrease in net loss is largely due to the increase in gross profit, partially offset by an increase in general and administrative expenses. Included in the net loss for the six months ended January 31, 2021 is income tax expense of $1,664,069 (2020 - $Nil).

Other Comprehensive Loss

We recorded translation adjustments of $349,334 and $15,753 for the six months ended January 31, 2021 and 2020, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of January 31, 2021:

As of January 31, 2021
(unaudited)
Cash reserves	$1,166,089
Working capital	$1,130,543

At January 31, 2021, we had cash of $1,166,089 as compared to cash of $1,352,130 at July 31, 2020. The Company has minimal committed capital expenditures. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements for the next 12 months.

Statement of Cash flows

During the six month period ended January 31, 2021, our net cash decreased by $186,041 (2020 - $5,630,637), which included net cash used in operating activities of $105,356 (2020 - $2,565,786), net cash used in investing activities of $420,967 (2020 - $3,173,895), net cash used in financing activities of $9,052 (2020 – provided $90,840) and effect of exchange rate changes on cash and cash equivalents of $349,334 (2020 - $18,204).

Cash Flow used in Operating Activities

Cash flow used in operating activities totaled $105,356 and $2,565,786 during the six months ended January 31, 2021 and 2020, respectively. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $1,925,467 during the six months ended January 31, 2021 compared to $2,132,149 in 2020. The net loss in 2021 included, among other things, depreciation of $252,627 (2020 - $157,855), amortization of ROU assets and licenses of $618,261 (2020 - $Nil), accrued interest income of $124,143 (2020 - $520,000), gain of equity investee of $24,872 (2020 - $191,550), stock-based compensation of $488,822 (2020 - $659,015), and bargain purchase on investment in Ohio of $208,176 (2020 - $Nil).

The following non-cash items further adjusted the loss for the six months ended January 31, 2021 and 2020:

•

Increase in amounts receivable and prepaid of $558,579 (2020 - $716,996), increase in inventory of $91,968 (2020 - $131,841), increase in trade payables and accrued liabilities of $240,002 (2020 - decrease of $37,812), increase in income taxes payable of $1,456,726 (2020 - $Nil), increase in due to related parties of $11 (2020 - decrease of $5,272), decrease of lease liabilities of $93,943 (2020 - $Nil), increase in deferred tax liability of $206,218 (2020 - $Nil) and decrease in loan to NMG Ohio LLC of $228,736 (2020 - $Nil).

Cash Flow used in Investing Activities

During the six month period ended January 31, 2021, investing activities used cash of $420,967 compared to $3,173,895 during the six month period ended January 31, 2020. The change in cash used in investing activities from the six month period ended January 31, 2021 relates primarily to a convertible loan of $311,353 (2020 - $842,085) provided to CCG in Arkansas, additional property and equipment of $224,477 (2020 - $802,471) and cash provided by the acquisition of GLDH and NMG OH 1 of $114,863, net of cash investment (2020 - used $1,529,339).

Cash Flow provided by Financing Activities

During the six month period ended January 31, 2021, financing activities used cash of $9,052 compared to a positive cash flow of $90,840 during the six month period ended January 31, 2020. During the six month period ended January 31, 2021, the Company repaid a loan of $9,052 (2020 - $Nil). In 2019, the Company issued 165,715 common shares for proceeds of $90,840 related to the exercise of 165,715 warrants.

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

Subsequent Events

On March 6, 2021, the board of directors appointed Alexis Podesta as a director of the Company. Alexis Podesta has served in senior roles in both the public and private sector. Known for her talent to skillfully navigate complex policy and political issues, her broad portfolio has included problem-solving on high-profile policies in both government and the corporate world.

On March 6, 2021, the Company granted 1,250,000 to current directors and officers of the Company with an exercise price of CAD$0.68 per share for a term of five (5) years expiring on March 6, 2026. The options are subject to vesting provisions such that 25% of the Options vest six (6) months from the date of grant, 25% of the Options vest twelve (12) months from the date of grant, 25% of the Options vest eighteen (18) months from the date of grant and 25% of the Options vest twenty-four (24) months from the date of grant.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital of $1,130,543 as at January 31, 2021. However, the Company may require additional financing to meet all current and future financial obligations.

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

Based on their evaluation as of January 31, 2021, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of January 31, 2021 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In our assessment of the effectiveness of our internal control over financial reporting as at January 31, 2021, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, material weaknesses were identified regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

The Company added more experienced personnel in the accounting department to remediate this material weaknesses.  However, the Company’s management will not consider this remediated until the control procedures operate for a period of time and the control procedures are tested to ensure they are operating effectively.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Change in Internal Control over Financial Reporting

For the quarter ended January 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BODY AND MIND INC.

Date: March 17, 2021	BY:	/s/ Michael Mills
Michael Mills, President and Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2021	BY:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

