Form 10-Q
period 2021-04-30
BODY & MIND INC.
filed 2021-06-21
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 109,077,778 shares of common stock outstanding as of June 18, 2021.

BODY AND MIND INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Body and Mind Inc.	Statement 1
Condensed Consolidated Balance Sheets
(U.S. Dollars)

ASSETS	As of 30 April 2021	As of 31 July 2020
	(Unaudited)
Current
Cash	$1,315,748	$1,352,130
Amounts receivable	1,315,831	972,705
Interest receivable on convertible loan (Note 6)	132,000	78,000
Prepaids	357,534	138,016
Inventory (Note 5)	3,517,697	1,769,837
Convertible loan receivable (Note 6)	1,455,210	1,290,263
Loan receivable (Note 7)	239,834	-
Total Current Assets	8,333,854	5,600,951

Investment in NMG Ohio LLC (Note 17)	-	3,161,240
Investment in and advances to GLDH (Note 18)	-	8,910,854
Property and Equipment, net (Note 8)	5,363,801	4,603,360
Right of use assets, net	2,607,887	2,129,659
Brand and Licenses, net	20,201,791	11,757,483
Goodwill	5,703,067	2,635,721
TOTAL ASSETS	$42,210,400	$38,799,268

LIABILITIES
Current
Accounts payable	$1,650,771	$753,846
Accrued liabilities	33,512	30,712
Income taxes payable	4,215,594	1,609,479
Due to related parties (Note 10)	37,709	52,937
Operating lease liabilities, current portion (Note 19)	434,174	362,688
Total Current Liabilities	6,371,760	2,809,662

Operating Lease Liabilities, net of current portion (Note 19)	2,236,708	1,806,212
Loan Payable to NMG Ohio LLC (Note 17)	-	466,495
Deferred Tax Liability	805,199	412,450
TOTAL LIABILITIES	9,413,667	5,494,819

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 12)
Authorized: 900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
109,077,778 (31 July 2020 – 107,513,812) Common Shares	10,907	10,751
Additional Paid-in Capital	49,032,410	47,665,678
Shares to be Issued	-	19,703
Accumulated Other Comprehensive Income	1,054,056	731,768
Accumulated Deficit	(17,206,690)	(14,865,608)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO BAM	32,890,683	33,562,292
NON-CONTROLLING INTEREST	(93,950)	(257,843)
TOTAL EQUITY	32,796,733	33,304,449
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,210,400	$38,799,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Body and Mind Inc.	Statement 2
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(U.S. Dollars)

	Three Month Period Ended 30 April		Nine month Period Ended 30 April
	2021	2020	2021	2020

Sales	$7,156,016	$1,052,306	$18,765,785	$4,066,216
Cost of sales	(2,882,750)	(1,129,177)	(9,944,479)	(3,293,759)
	4,273,266	(76,871)	8,821,306	772,457

General and Administrative Expenses
Accounting and legal	238,876	126,772	704,890	527,456
Bad debt expense	-	7,116	-	54,047
Business development	863,589	-	876,925	-
Consulting fees	133,584	101,554	325,666	457,734
Depreciation and amortization	289,920	15,431	832,627	25,637
Insurance	31,912	32,722	146,971	84,052
Lease expense	102,029	54,477	292,660	166,107
Licenses, utilities and office administration	645,894	209,126	1,759,066	753,426
Management fees	84,676	125,709	305,432	310,970
Regulatory, filing and transfer agent fees	11,043	11,402	48,521	50,736
Rent	66,508	219,760	157,196	240,217
Salaries and wages	837,565	450,892	2,393,620	1,388,750
Stock-based compensation	244,276	263,349	733,098	922,364
Travel	15,436	18,618	39,430	110,955
	3,565,308	(1,636,928)	8,616,102	(5,092,451)
Net Operating Income (Loss) Before Other Income (Expenses)	707,958	(1,713,799)	205,204	(4,319,994)
Other Income (Expenses)
Foreign exchange, net	(90)	23,199	140	(57,807)
Interest expense	(1,357)	-	(2,684)	(131,850)
Interest income	21,252	288,852	146,619	845,540
Loss on settlement	-	-	-	(239,328)
Management fee income	-	18,000	-	72,000
Other income (expenses)	8,625	14,796	(107,336)	139,796
Bargain purchase (Note 15)	-	-	208,176	-
Write-off of assets	-	-	-	(1,008)
Equity in earnings (Note 17)	(11,653)	117,603	13,219	309,153
Net Income (Loss) for the Period Before Income Tax	$724,735	$(1,251,349)	$463,338	$(3,383,498)
Income tax expense	(976,458)	(40,734)	(2,640,527)	(40,734)
Net loss for the Period	(251,723)	(1,292,083)	(2,177,189)	(3,424,232)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(349,334)	(683,556)	-	(667,803)
Comprehensive-loss for the Period	$(601,057)	$(1,975,639)	$(2,177,189)	$(4,092,035)
Net income (loss) attributable to:
Body and Mind Inc.	(353,637)	(1,156,578)	(2,341,082)	(3,288,727)
Non-controlling interest	101,914	(135,505)	163,893	(135,505)

Comprehensive income (loss) attributable to:
Body and Mind Inc.	(702,971)	(1,840,134)	(2,341,082)	(3,956,530)
Non-controlling interest	101,914	(135,505)	163,893	(135,505)
Loss per Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)
Weighted Average Number of Shares Outstanding – basic and diluted	108,818,789	102,031,951	108,255,847	101,671,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

Body and Mind Inc.	Statement 3
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(U.S. Dollars)

	Share Capital		Additional	Shares	Other		Non-
	Common Shares		paid-in	to be	comprehensive		controlling
	Number	Amount	capital	issued	income	Deficit	interest	Total
Balance – 31 July 2019	97,279,891	$9,728	$41,765,408	$1,118,815	$827,314	$(10,525,062)	$-	$33,196,203
Acquisition of GLDH (Note 18)	4,337,111	434	2,752,348	-	-	-	-	2,752,782
Exercise of warrants (Note 12)	143,230	14	75,535	-	-	-	-	75,549
Stock-based compensation (Note 12)	-	-	289,578	-	-	-	-	289,578
Share subscriptions received in advance	-	-	-	15,291	-	-	-	15,291
Foreign currency translation adjustment	-	-	-	-	119,193	-	-	119,193
Loss for the period	-	-	-	-	-	(896,797)	-	(896,797)
Balance – 31 October 2019	101,760,232	10,176	44,882,869	1,134,106	946,507	(11,421,859)	-	35,551,799
Exercise of warrants (Note 12)	22,485	2	15,289	-	-	-	-	15,291
Escrow release	70,500	7	17,779	(17,786)	-	-	-	-
Stock-based compensation (Note 12)	-	-	369,437	-	-	-	-	369,437
Share subscriptions received in advance	-	-	-	(15,291)	-	-	-	(15,291)
Accretion and interest on convertible debt	-	-	-	131,519	-	-	-	131,519
Foreign currency translation adjustment	-	-	-	-	(103,440)	-	-	(103,440)
Loss for the period	-	-	-	-	-	(1,235,352)	-	(1,235,352)
Balance – 31 January 2020	101,853,217	$10,185	45,285,374	1,232,548	843,067	(12,657,211)	-	34,713,963
Acquisition of GLDH (Note 19)	2,681,004	268	1,341,907	-	-	-	-	1,342,175
Stock-based compensation (Note 12)	-	-	263,349	-	-	-	-	263,349
Foreign currency translation adjustment	-	-	-	-	(683,556)	-	-	(683,556)
Loss for the period	-	-	-	-	-	(1,156,578)	(135,505)	(1,292,083)
Balance – 30 April 2020	104,534,221	$10,830	$48,250,272	$19,703	$999,865	$(15,658,153)	$(243,665)	$33,378,852

Balance – 31 July 2020	107,513,812	10,751	47,665,678	19,703	731,768	(14,865,608)	(257,843)	33,304,449
Acquisition of NMG Ohio LLC (Note 17)	793,466	79	296,963	-	-	-	-	297,042
Stock-based compensation (Note 12)	-	-	287,631	-	-	-	-	287,631
Foreign currency translation adjustment	-	-	-	-	268,097	-	-	268,097
Loss for the period	-	-	-	-	-	(792,545)	14,178	(778,367)
Balance – 31 October 2020	108,307,278	$10,830	$48,250,272	$19,703	$999,865	$(15,658,153)	$(243,665)	$33,378,852
Escrow release	70,500	7	19,696	(19,703)	-	-	-	-
Stock-based compensation (Note 12)	-	-	201,191	-	-	-	-	201,191
Foreign currency translation adjustment	-	-	-	-	81,237	-	-	81,237
Loss for the period	-	-	-	-	-	(1,194,901)	47,801	(1,147,100)
Balance – 31 January 2021	108,377,778	10,837	48,471,159	-	1,081,102	(16,853,054)	(195,864)	32,514,180
Exercise of options	700,00	70	316,975	-	-	-	-	317,045
Stock-based compensation (Note 12)	-	-	244,276	-	-	-	-	244,276
Foreign currency translation adjustment	-	-	-	-	(27,046)	-	-	(27,046)
Loss for the period	-	-	-	-	-	(353,636)	101,914	(251,722)
Balance – 30 April 2021	109,077,778	10,907	49,032,410	-	1,054,056	(17,206,690)	(93,950)	32,796,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

Body and Mind Inc.	Statement 4
Condensed Consolidated Statements of Cash Flows (Unaudited)
(U.S. Dollars)

	Nine month Period Ended 30 April
Cash Resources Provided By (Used In)	2021	2020
Operating Activities
Net loss for the period	$(2,177,189)	$(3,424,232)
Items not affecting cash:
Accrued interest and accretion	-	131,850
Accrued interest income	(54,000)	(780,000)
Accrued management fee income	-	(72,000)
Advances to GLDH expensed during the period	-	338,763
Amortization of licenses	775,692	-
Amortization of operating lease ROU assets	292,660	-
Depreciation	379,043	244,978
Income tax expense	-	40,734
Foreign exchange	(130,125)	686,177
Gain of equity investee	(24,872)	(309,153)
Bargain purchase	(208,176)	-
Loss on settlement	-	239,328
Stock-based compensation	733,098	922,364
Amounts receivable and prepaids	(253,482)	(340,684)
Inventory	(1,391,032)	(182,692)
Trade payables and accrued liabilities	(276,126)	(248,538)
Income taxes payable	2,182,184	-
Due to related parties	(15,228)	15,027
Operating lease liabilities	(246,325)	-
Deferred tax liability	392,749	-
Cash used in operating activities	(21,129)	(2,738,078)

Investing Activities
Acquisition of Ohio dispensary, net of cash acquired	(136,326)	-
Loan to NMG Ohio LLC	(228,736)	448,955
Investment in GLDH, net of cash received	97,706	(2,697,040)
Other investments	-	(334,348)
Purchase of property and equipment	(275,433)	(881,739)
Acquisition of NMG LB, net of cash acquired	65,340	-
Convertible loan proceeds	587,321
Convertible loan payment	(752,268)	(942,161)
Cash used in investing activities	(642,396)	(4,406,333)

Financing Activities
Issuance of shares, net of share issue costs	-	90,840
Proceeds from option exercises	317,045	-
Loan repaid	(12,190)	-
Cash provided by financing activities	304,855	90,840

Effect of exchange rate changes on cash	322,288	(667,803)

Net Decrease in Cash	(36,382)	(7,721,374)
Cash– Beginning of Period	1,352,130	9,004,716
Cash– End of Period	$1,315,748	$1,283,342

Supplemental Disclosures with Respect to Cash Flows (Note 14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Body and Mind Inc. Notes to Condensed Consolidated Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
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

On 14 November 2017, the Company acquired Nevada Medical Group, LLC (“NMG”) and changed its name to Body and Mind Inc. The Company is now a supplier and grower of medical and recreational cannabis in the state of Nevada, and has retail operations in California, Ohio, and Arkansas.

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
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

Basis of presentation

These condensed consolidated interim financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is 31 July. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020.

These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended July 31, 2020. Operating results for the nine months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, comprehensive loss, statements of stockholders’ equity and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year 2021 or any future period.

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 30 April 2021 and 31 July 2020, the Company has no allowance for doubtful accounts.

Revenue recognition

The Company generates substantially all of its revenue from the sale of cannabis and hemp products through contracts with customers. Cannabis and hemp products are sold through various distribution channels. Revenue is recognized when the control of the goods is transferred to the customer, which occurs at a point in time, typically upon delivery to or receipt by the customer, depending on shipping terms.

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
U.S. Dollars

3.	Significant Accounting Policies – Continued

Inventory

Inventory consists of raw material, work in progress (live plants and plants in the drying process), finished goods, and consumables. The Company values its raw material, finished goods and consumables at the lower of the actual costs or its current estimated market value less costs to sell. The Company values its work in progress at cost. Cost is determined based on the average cost method. The Company periodically reviews its inventory for obsolete and potentially impaired items. As of 30 April 2021 and 31 July 2020, the Company has no allowance for inventory obsolescence.

Property and equipment

Property and equipment are stated at cost and are amortized over their estimated useful lives on a straight-line basis as follows:

Office equipment	7 years
Cultivation equipment	7 years
Production equipment	7 years
Kitchen equipment	7 years
Vehicles	7 years
Vault equipment	7 years
Leasehold improvements	shorter of useful life or the term of the lease

Intangible Assets

Intangible assets acquired from third parties are measured initially at fair value and either classified as indefinite life or finite life depending on their characteristics. Intangible assets with indefinite lives are tested for impairment at least annually and intangible assets with finite lives are reviewed for indicators of impairment at least annually. The Company’s brands and licenses acquired from NMG have indefinite lives; therefore no amortization is recognized. The Company’s brands and licenses acquired by NMG SD have a finite life of 10 years, brands and licenses acquired by NMG LB and NMG OH 1 have a finite life of 10 years, customer relationships acquired by NMG OH 1 have a finite life of five years and are amortized over these estimated useful lives on a straight-line basis.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually during its fourth quarter.

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

Equity Method Investments

The Company utilizes the equity method when accounting for investments in which the Company is able to exercise significant influence, but does not hold controlling interest. Significant influence is generally presumed to exist when the Company owns between 20% to 50% of the investee. Under the equity method of accounting, the investee's financials are not consolidated within the Company's financial statements.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. Potentially dilutive options and warrants of 22,270,284 existed at 30 April 2021.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
U.S. Dollars

3.	Significant Accounting Policies – Continued

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As of 30 April 2021 and 31 July 2020, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
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

4.	Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 30 April 2021 and 31 July 2020:

	As of 30 April 2021	As of 31 July 2020
Financial assets at fair value
Cash	$1,315,748	$1,352,130
Convertible loan receivable	1,455,210	1,290,263

Total financial assets at fair value	$2,770,958	$2,642,393

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
U.S. Dollars

4.	Financial Instruments – Continued

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company has an accumulated deficit of $17,206,690, net losses of $2,177,189 and negative cash flows from operations of $388,008 for the nine months ended 30 April 2021 and had working capital of $1,962,094 as of 30 April 2021. There can be no assurance that the Company will be successful with generating and maintaining profitable operations or will be able to secure future debt or equity financing for its working capital and expansion activities.

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

5.	Inventory

As of 30 April 2021 and 31 July 2020, inventory consisted of:	30 April 2021	31 July 2020

Work in progress	$668,074	$211,621
Finished goods	2,387,427	959,939
Consumables	462,196	598,277

Total	$3,517,697	$1,769,837

6.	Convertible loan receivable

Effective March 15, 2019, the Company, through its wholly owned subsidiaries, DEP Nevada and NMG, entered into a convertible loan agreement and a management agreement with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical cannabis dispensary facility in West Memphis, Arkansas.

Pursuant to the management agreement, NMG will provide operations and management services, including management, staffing, operations, administration, oversight, and other related services. Under the management agreement, NMG will be required to obtain approval from CCG for any key decisions as defined in the agreement and accordingly the Company does not control CCG. NMG will be paid a monthly management fee equal to 66.67% of the monthly net profits of CCG, subject to conversion of the convertible loan as discussed below upon which the monthly management fee shall be $6,000 per month, unless otherwise agreed by the parties in writing. The Company earned management fees of $Nil (2020 - $36,000) and $Nil (2020 - $54,000) during the three and nine months ended 30 April 2021, respectively.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
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

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The sum of these two valuations is the fair value of the loan receivable balance of $1,455,210 and $1,290,263 as of 30 April 2021 and 31 July 2020, respectively. Management believes that the accretion of the straight debt portion and embedded derivative related to the conversion option are not material due to the short-term maturity of the loan. During the nine months ended 30 April 2021, the Company had advanced $752,268 (2020 - $842,085) and accrued interest income of $18,000 (2020 - $18,000) and $54,000 (2020 - $72,000) for the three and nine months ended 30 April 2021, respectively. As of 30 April 2021, total interest receivable was $132,000 (31 July 2020 - $78,000).

7.	Loan receivable

The loan receivable at 30 April 2021 in the amount of $239,834 acquired from NMG LB (Note 15) is due from an arm’s length party that is unsecured, non-interest bearing and due on demand.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
U.S. Dollars

8.	Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Right-of-use Assets	Total
Cost:
Balance, 31 July 2020	$73,310	$478,187	$545,723	$51,108	$38,717	$2,172	$4,245,389	$2,257,055	$7,691,661
Additions or disposals	27,078		12,902	-	-	8,163	326,144	-	374,287
Acquisitions (Note 15)	287,015	-	-	-	-	-	482,338	649,676	1,419,029
Balance, 30 April 2021	387,403	478,187	558,625	51,108	38,717	10,335	5,053,871	2,906,731	9,484,977

Accumulated Depreciation:
Balance, 31 July 2020	15,844	182,232	130,421	14,421	18,797	897	472,790	123,240	958,642
Depreciation	24,613	51,094	58,999	5,461	4,137	668	234,071	-	379,043
Amortization of ROU assets (Note 18)	-	-	-	-	-	-	-	175,604	175,604
Balance, 30 April 2021	40,457	233,326	189,420	19,882	22,934	1,565	706,861	298,844	1,513,289

Net Book Value:
At 31 July 2020	57,466	295,955	415,302	36,687	19,920	1,275	3,772,599	2,133,815	6,733,019
At 30 April 2021	$346,946	$244,861	$369,205	$31,226	$15,783	$8,770	$4,347,010	$2,607,887	$7,971,688

For the nine months ended 30 April 2021, of the total depreciation of $379,043, depreciation of $56,934 (2020 - $25,637) was included in General and Administrative Expenses and depreciation of $322,109 (2020 - $219,341) was included in Cost of Sales.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
U.S. Dollars

9.	Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill:

Balance at July 31, 2020	$2,635,721
Increase due to acquisitions	3,067,346
Balance at April 30, 2021	$5,703,067

There were no impairments recorded against goodwill during the nine months ended April 30, 2021 and for the year ended July 31, 2021.

Intangible assets consisted of the following:

			As of April 30, 2021
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$247,000	-	$-	$247,000
Licenses	20,718,508	10.0	(844,845)	19,873,663
Customer relationships	90,000	5.0	(8,872)	81,128
Total intangible assets	$21,055,508		$(853,717)	$20,201,791

			As of July 31, 2020
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$247,000	-	$-	$247,000
Licenses	11,588,508	10.0	(78,025)	11,510,483
Total intangible assets	$11,835,508		$(78,025)	$11,757,483

Amortization expense for intangible assets was $292,398 and $10,305 for the three months ended April 30, 2021 and 2020, respectively. Amortization expense for intangible assets was $775,692 and $10,305 for the nine months ended April 30, 2021 and 2020, respectively. Included in the licenses is $7,925,000 of indefinite lived assets which have no

The expected amortization of the intangible assets, as of June 30, 2020, for each of the next five years and thereafter is as follows (in thousands):

2021 (for the remaining three months)	$302,255
2022	1,199,162
2023	1,199,162
2024	1,202,447
2025	1,199,162
Thereafter	6,927,607
$12,029,791

10.	Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the three and nine months ended 30 April 2021 and 2020 are as follows:

	For the three months ended 30 April 2021	For the three months ended 30 April 2020	For the nine months ended 30 April 2021	For the nine months ended 30 April 2020
A company controlled by the President, Chief Executive Officer and a director Management fees	$40,020	$37,696	$114,985	$117,074
A company controlled by the Chief Financial Officer and a director Management fees	25,512	21,758	71,514	69,658
A company controlled by a former director and former President of NMG Management fees	10,000	49,999	65,000	66,665
A company controlled by the Corporate Secretary Management fees	19,144	16,387	53,933	47,376
Consulting fees	-	(43)	-	3,060
A company controlled by the former Chief Executive Officer and a former director Management fees	-	(129)	-	9,272
	$84,676	$125,668	$305,432	$313,105

Amounts owing to related parties at 30 April 2021 and 31 July 2020 are as follows:

a)	As of 30 April 2021, the Company owed $24,203 (31 July 2020 - $14,229) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 30 April 2021, the Company owed $8,547 (31 July 2020 - $7,833) to the Chief Financial Officer of the Company and a company controlled by him.

c)	As of 30 April 2021, the Company owed $6,140 (31 July 2020 - $5,875) to the Corporate Secretary of the Company and a company controlled by him.

d)	As of 30 April 2021, the Company owed $Nil (31 July 2020 - $25,000) to the former director and former President of NMG of the Company and a company controlled by him.

e)

The Company entered into a commercial advisory agreement with Australis Capital (Nevada) Inc. (“Australis Nevada”), a wholly-owned subsidiary of Australis, a major shareholder, pursuant to which Australis Nevada will provide advisory and consulting services to the Company at $10,000 per month for a term ending on the date that is the earlier of: (i) five years following the closing of the transactions contemplated by the Investment Agreement, and (ii) the date Australis no longer holds 10% or more of the issued and outstanding Common Shares. During the three and nine months ended 30 April 2021, the Company paid an advisory fee of $36,000 (2020 - $36,000) and $72,000 (2020 - $72,000), respectively.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
U.S. Dollars

11.	Loan Payable

The loan payable at 30 April 2021 in the amount of $12,190 assumed from NMG LB (Note 15) is unsecured, non-interest bearing and has no set terms of repayment.

12.	Capital Stock

The Company’s authorized share capital comprises 900,000,000 Common Shares, with a $0.0001 par value per share.

As of 30 April 2021, the Company had 109,077,778 outstanding Common Shares (July 31, 2020 – 107,513,812).

On 12 August 2019, the Company issued a total of 4,337,111 common shares of the Company in connection with the Purchase Agreement, NMG SD Settlement Agreement and the Lease Assignment Agreement valued at $2,752,782 (Notes 14 and 18).

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

On 14 November 2019, the Company issued 70,500 previously escrowed shares with a fair value of $17,786 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 15).

On 21 October 2020, the Company issued 793,466 common shares valued at $297,042 in relation to acquiring the remaining 70% interest in NMG Ohio (Notes 14 and 17).

On 14 November 2020, the Company issued 70,500 previously escrowed shares with a fair value of $19,703 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 15).

During the three months ended April 30, 2021, the Company issued 700,000 common shares upon exercise of 700,000 stock option awards with an exercise price of CAD$0.57 per common share for proceeds of $317,045 (CAD$399,000).

The Company has 2,681,006 common shares held in escrow, in which a portion are subject to not be released, but eventually returned and cancelled attributed to its acquisition of the ShowGrow Long Beach dispensary (Note 15).

Stock options

The Company previously approved an incentive stock option plan, pursuant to which the Company may grant stock options up to an aggregate of 10% of the issued and outstanding common shares in the capital of the Company from time to time.

The Company recorded total stock-based compensation expense of $244,276 (2020 - $263,349) and $733,098 (2020 - $659,015) for the three and nine months ended 30 April 2021, respectively, in connection with the vesting of options to purchase common stock. Stock-based compensation expense is included in general and administrative expenses on the accompanying statements of operations attributed to the vesting of options issued in the current and prior year.

On March 6, 2021, the Company issued 1,250,000 stock options with an exercise price of CAD$0.68 per share for a term of five years expiring on March 5, 2026. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

The total fair value of the stock options granted was calculated to be $456,211 (CAD$577,928) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125 years
Expected volatility	112%
Expected dividend yield	0%
Risk-free interest rate	0.49%

During the three and nine months ended 30 April 2021, the Company recorded a stock-based compensation of $77,778 (CAD$100,334) related to these options.

On April 5, 2021, the Company issued 250,000 stock options with an exercise price of CAD$0.65 per share for a term of three years expiring on April 4, 2024. The options are subject to vesting provisions such that 25% of the options vest three months from the date of grant, 25% of the options vest six months from the date of grant, 25% of the options vest nine months from the date of grant and 25% of the options vest twelve months from the date of grant.

The total fair value of the stock options granted was calculated to be $65,795 (CAD$82,409) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	1.81 years
Expected volatility	101%
Expected dividend yield	0%
Risk-free interest rate	0.51%

During the three and nine months ended 30 April 2021, the Company recorded a stock-based compensation of $11,100 (CAD$14,307) related to these options.

Total unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested stock options was approximately $797,176 as of 30 April 2021 (2020 - $1,616,077), and is expected to be recognized over a weighted average period of 1.47 years (2020 – 1.67 years).

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
U.S. Dollars

12.	Capital Stock – Continued

Stock options - continued

	Number of options	Weighted average exercise price		Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2020	9,155,000	CAD$	0.70	3.48	CAD$	-
Issued	1,500,000	CAD$	0.61	1.68		-
Cancelled	(100,000)	CAD$	0.66	-		-
Exercised	(700,000)	CAD$	0.57	-		-
Outstanding at 30 April 2021	9,855,000	CAD$	0.71	3.01	CAD$	58,750
Vested and fully exercisable at 30 April 2021	6,880,000	CAD$	0.70	2.54	CAD$	58,750

Share Purchase Warrants

As of 30 April 2021 and 31 July 2020, the following warrants are outstanding:

Number of warrants outstanding and exercisable		Exercise price	Expiry dates
11,780,134	CAD$	1.50	17 May 2023
635,150	CAD$	1.25	16 May 2023
12,415,284

13.	Segmented Information and Major Customers

The Company’s activities are all in the one industry segment of medical and recreational cannabis. All of the Company’s revenue generating activities and capital assets relate to this segment and are located in the USA. During the three and nine months ended 30 April 2021, the Company had no major customer over 10% of its revenues (2020 – no major customer for 10% of its revenues).

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
U.S. Dollars

14.	Supplemental Disclosures with Respect to Cash Flows

	Three Months Ended 30 April		Nine months Ended 30 April
	2021	2020	2021	2020
Cash paid during the period for interest	$-	$-	$-	$-
Cash paid during the period for income taxes	$48,021	$-	$49,146	$-

On 12 August 2019, the Company issued a total of 4,337,111 common shares of the Company in connection with the Purchase Agreement, NMG SD Settlement Agreement and the Lease Assignment Agreement valued at $2,752,782 (Notes 12 and 18).

On 14 November 2019, the Company issued 70,500 previously escrowed shares with a fair value of $17,786 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 12).

On 21 October 2020, the Company issued 793,466 common shares valued at $297,042 in relation to acquiring the remaining 70% interest in NMG OH 1 (Notes 12 and 17).

On the assumption of the lease in Elyria, Ohio, the Company recognized right-of-use assets (Notes 8 and 19), and a corresponding increase in lease liabilities, in the amount of $234,734 which represented the present value of future lease payments using a discount rate of 12% per annum.

On the assumption of the lease in Long Beach, California, the Company recognized right-of-use assets (Notes 8 and 19), and a corresponding increase in lease liabilities, in the amount of $254,329 which represented the present value of future lease payments using a discount rate of 12% per annum.

On 14 November 2020, the Company issued 70,500 previously escrowed shares with a fair value of $19,703 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 12).

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
U.S. Dollars

15.	Business Acquisition

The Clubhouse dispensary

On 4 September 2020, NMG OH 1 received all approvals and final license and name transfer from the Ohio Department of Pharmacy for Clubhouse dispensary located in Elyria, Ohio. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase accounting process has not been completed primarily because the valuation of acquired assets has not been finalized. We expect to complete the purchase accounting as soon as practicable but no later than one year from the acquisition date. The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of NMG OH 1 made by the Company:

Purchase consideration – “preliminary” (Note 17)	$3,873,170

Assets acquired:
Cash	257,462
Amounts receivable	510,367
Prepaid expenses	4,965
Inventory	178,898
Property and equipment	863,244
Licenses and customer relationships	2,710,000

Liabilities assumed:
Trade payable and accrued liabilities	(443,590)

Net assets acquired	4,081,346
Bargain purchase – “preliminary”	(208,176)
TOTAL	$3,873,170

ShowGrow Long Beach dispensary

On 28 August 2020, NMG LB received all approvals and final license transfer for the ShowGrow Long Beach dispensary. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The purchase accounting process has not been completed primarily because the valuation of acquired assets has not been finalized. We expect to complete the purchase accounting as soon as practicable but no later than one year from the acquisition date. The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of NMG LB made by the Company:

Purchase consideration – “preliminary” (Note 18)	$8,912,733

Assets acquired:
Cash	65,340
Prepaid expenses	15,264
Inventory	177,930
Loan receivable (Note 7)	239,834
Property and equipment	5,402
Liabilities assumed:
Trade payable and accrued liabilities	(732,262)
Income taxes payable	(423,931)
Loans payable (Note 11)	(12,190)

Net liabilities acquired	(664,613)
Brand and licenses	6,510,000
Goodwill - preliminary	3,067,346
TOTAL	$8,912,733

Pro forma financial information was deemed impracticable to disclose as the final consideration and allocation of intangibles is still preliminary for the Clubhouse and ShowGrow Long Beach dispensaries.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
U.S. Dollars

16.	Commitments

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

The remaining cash payments totaling $393,750 and the remaining issuance of 793,466 common shares were paid and issued upon transferring the dispensary license for and the assets and liabilities associated with The Clubhouse Dispensary into the Company’s wholly-owned subsidiary, NMG OH 1 (Notes 12 and 15).

The provisional production license remains in NMG Ohio and the Company anticipate closing the acquisition of the remaining 70% interest in NMG Ohio upon receipt of production license.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
U.S. Dollars

17.	Investment in NMG Ohio LLC – Continued

Following the completion of license transfer of the Ohio dispensary on 4 September 2020 to the Company’s wholly-owned subsidiary, NMG OH 1, the Company began consolidating the assets, liabilities, revenues and expenses related to the dispensary. The Company still accounts for its 30% ownership interest in NMG Ohio as an investment using the equity method of accounting. During the period from 1 August 2020 to 4 September 2020, NMG Ohio recorded net revenues of $534,971, expenses of $452,065 and a net income of $82,906. The Company recorded an equity in earnings of $24,872 relating to its 30% pro rata share of net income which was included in other items on the statement of operations. During the period from 5 September 2020 to 30 April 2021, NMG Ohio did not have any operating activities.

	30 April 2021	31 July 2020
Equity investment in NMG Ohio
Opening balance	$531,185	$134,066
Equity pickup	24,872	397,119

Total equity investment in NMG Ohio	556,057	531,185

Acquisition of remaining 70% interest:
Opening balance	2,630,055	2,630,055
Acquisition costs: Common shares issued to vendors at fair value	297,042	-
Acquisition costs: Cash payments to vendors	393,750	-
Foreign exchange	(3,734)	-

Total advances for remaining 70% acquisition of NMG Ohio	3,317,113	2,630,055

	3,873,170	3,161,240
Acquisition of The Clubhouse Dispensary (Note 14)	(3,873,170)	-

Total investment in NMG Ohio	$-	$3,161,240

Loan receivable (payable) to NMG Ohio
Opening balance	$(466,495)	$701,781
Advances provided to NMG Ohio	228,736	112,869
Advances received from NMG Ohio	-	(1,252,429)
Foreign exchange	16,325	(28,716)
Transferred to NMG OH 1 and eliminated on consolidation	221,434	-

Loan payable to NMG Ohio	$-	$(466,495)

Summarized financial information for NMG Ohio is as follows:

	4 September 2020	31 October 2020

Current assets	$1,180,828	$-
Non-current assets	962,537	-
Total assets	2,143,365	-

Current liabilities	439,340	-
Non-current liabilities	-	-
Total liabilities	439,340	-

Revenues	534,971	-
Gross profit	231,776	-
Net income	82,906	-

Net income attributable to the Company	$24,872	$-

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
U.S. Dollars

18.	Investment in and advances to GLDH

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
U.S. Dollars

18.	Investment in and advances to GLDH – Continued

Definitive Agreement (Superseding Interim Agreement) – Continued

The total investment in GLDH at 30 April 2021 and 31 July 2020 is as follows:

	30 April 2021	31 July 2020

Opening balance	$8,910,854	$7,373,036
Note receivable	-	-
Share issuances	-	4,092,175
Share payment reduction	-	(793,416)
Interest income accrued on the Note	88,143	1,040,000
Advances for working capital	3,030	2,143,609
Lease Assignment Agreement payment	-	750,000
Amount transferred to Property and Equipment	-	(1,431,585)
Amount transferred to Brand and Licenses	-	(3,585,483)
Expensed during the period	(188,879)	(501,862)
Foreign exchange	99,585	(175,620)

	8,912,733	8,910,854
Acquisition of ShowGrow Long Beach dispensary (Note 14)	(8,912,733)	-

Ending balance	$-	$8,910,854

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

19.	Lease Liabilities

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
U.S. Dollars

19.	Lease Liabilities – Continued

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

On the assumption of the lease in Long Beach, California, the Company recognized right-of-use assets (Notes 8 and 15), and a corresponding increase in lease liabilities, in the amount of $414,942 which represented the present value of future lease payments using a discount rate of 12% per annum.

On the assumption of the lease in Elyria, Ohio, the Company recognized right-of-use assets (Notes 8 and 14), and a corresponding increase in lease liabilities, in the amount of $234,734 which represented the present value of future lease payments using a discount rate of 12% per annum.

During the three and nine months ended 30 April 2021, the Company recorded a total lease expense of $102,029 (2020 - $54,477) and $292,660 (2020 - $166,107), respectively, related to the accretion of lease liabilities and the amortization of right-of-use assets.

Lease expense of $36,461 (2020 - $Nil) and $109,384 (2020 - $Nil) was allocated to cost of sales for the three and nine months ended 30 April 2021, respectively.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$374,133
Right-of-use assets obtaining in exchange for lease obligations:
Operating leases	$489,063

Weighted-average remaining lease term – operating leases	6.57 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Nine months Ended 30 April 2021 (Unaudited)
U.S. Dollars

19.	Lease Liabilities – Continued

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2021 (three months)	$130,575
2022	544,678
2023	557,696
2024	566,756
2025 and thereafter	1,878,401
Total lease payments	$3,678,106
Less imputed interest	(1,007,224)
Total	$2,670,882
Less current portion	(434,174)
Long term portion	2,236,708

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

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2020, our most recently completed year end, to April 30, 2021, and our results of operations for the three and nine months ended April 30, 2021, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

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

In California, we, through our wholly-owned subsidiary NMG Cathedral City, LLC (“NMGCC”), were managing a licensed cannabis business conducting commercial cannabis activity in Cathedral City, California pursuant to a management agreement with Satellites Dip, LLC (“SD”) who is the actual licensed manufacturer. On November 30, 2019, we along with NMGCC entered into a settlement agreement with SD with respect to the management agreement and NMGCC entered into a brand director agreement with SD whereby NMGCC provides certain advisory and brand director services in connection with SD’s manufacture of Company-branded products, as well as certain other products as agreed to by NMGCC. In addition, as part of the revised arrangement with SD, our wholly-owned subsidiary, DEP Nevada Inc. (“DEP”) entered into a brand license agreement with SD whereby DEP has granted SD a non-exclusive, non-transferable, and non-sub-licensable right to use certain licensed marks in connection with or on licensed products. On April 30, 2021 we terminated all agreements with SD. In late April 2020, we closed the San Diego ShowGrow dispensary transaction, which is owned 60% by our wholly-owned subsidiary, NMG San Diego, LLC (“NMG SD”), has received all licenses, permits and authorizations required to conduct medical and adult-use commercial cannabis retail operations, and which opened in early July 2020. We, through our wholly-owned subsidiary, NMG Long Beach, LLC (“NMG LB”), have been managing the ShowGrow Long Beach dispensary operations for over a year, received all approvals and final license transfer for the dispensary, which was transferred to NMG LB at the end of August 2020, and closed the asset purchase agreement for the ShowGrow Long Beach dispensary.

In Ohio, we, through NMG, were managing the fully operational The Clubhouse dispensary located in Elyria, Ohio, which is owned by NMG Ohio LLC, of which we own 30% through our subsidiary NMG, and have an agreement to acquire the remaining 70% of NMG Ohio LLC. We received all approvals and final license and name transfer from the Ohio Department of Pharmacy in early September 2020 and transferred the dispensary license and all assets and liabilities associated with such dispensary from NMG Ohio LLC to a 100% owned subsidiary of Body and Mind; however, the transfer of the remaining 70% interest in NMG Ohio LLC to NMG will not occur until NMG Ohio LLC receives a production license.

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

Pursuant to the Convertible Loan Agreement, DEP agreed to make loan advances to CCG from time to time in the aggregate principal amount of up to $1,353,373 as of April 30, 2021, DEP has loaned $1,455,210 to CCG, which includes accrued interest and working capital advances. The loan proceeds were used to fund the construction of the medical marijuana dispensary facility, and to provide working capital to cover initial operating expenses. The construction was completed and all permits and licenses were received for the dispensary in late April 2020, which opened for operations on April 27, 2020.

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

Acquisition of NMG Ohio LLC

We, through NMG, currently own a 30% interest in NMG Ohio, LLC (“NMG Ohio”), which has a cannabis dispensary carrying on business as “The Clubhouse” in Elyria, Loraine County, Ohio as well as a provisional production license. On January 31, 2019, we, through NMG, entered into a definitive agreement to acquire the remaining 70% interest in NMG Ohio. The consideration for the remaining 70% interest in NMG Ohio consists of cash payments totaling $1,575,000 and 3,173,864 common shares of the Company. As at the date hereof, we have issued 3,173,864 common shares with a fair value of $1,742,076 and paid $1,575,000. Closing of the acquisition was subject to receipt of regulatory approval, which all approvals and final license and name transfer approvals from the Ohio Department of Pharmacy were received in early September 2020 but the remaining 70% was not closed as of April 30, 2021. As such, the dispensary license for The Clubhouse dispensary, as well as the assets and liabilities associated with the dispensary, were transferred to the Company’s wholly-owned subsidiary, NMG OH 1 LLC. We anticipate closing the acquisition of the remaining 70% interest in NMG Ohio upon receipt of production license. As a result, the purchase price and therefore the amount for the share consideration remains subject to reduction with reference to the liabilities of the business that were outstanding on August 1, 2019 when NMG Long Beach commenced managing the ShowGrow Long Beach location.

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

NMG SD is owned 60% by our subsidiary, DEP, and 40% by SJJR, LLC (“SJJR”). Mr. Barakett agreed to cover SJJR’s portion of all start-up costs associated with NMG SD establishing commercial cannabis operations at the San Diego Location, inclusive of: (i) the costs associated with becoming a tenant at the San Diego Location; and (ii) all construction costs associated with building out the San Diego Location for NMG SD’s operations. The share consideration payable to Mr. Barakett under the Amended GLDH Settlement Agreement is subject to reduction if Mr. Barakett fails to meet this obligation on a timely basis.

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

In consideration for the Brand Director Services, SD agreed to pay NMGCC a monthly brand director fee to be calculated as follows: (x) net revenue for a single calendar month, multiplied by, (y) seventy-five percent (75%); (z) plus any fees to be paid to NMGCC in connection with the equipment lease agreement (the “Equipment Lease Agreement”) dated June 6, 2019 (the “Equipment Lease Fee”) added to the product of (x) and (y), the (q) total amount shall be the fee paid to NMGCC. If the net revenue, minus the product of (x) and (y) is less than the Equipment Lease Fee in any given month, the difference shall carry over to the subsequent month, to be added to that month’s Equipment Lease Fee, or the difference may be paid by SD at its sole option. The Brand Director agreement was terminated on 30 April 2021.

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

Results of Operations for the three month periods ended April 30, 2021 and 2020:

The following table sets forth our results of operations for the three month periods ended April 30, 2021 and 2020:

	April 30, 2021 $	April 30, 2020 $
Sales	7,156,016	859,511
Cost of Sales	(3,565,308)	(936,382)
Gross Margin	4,273,266	(76,871)
General and Administrative Expenses	(3,565,308)	(1,636,928)
Net loss for the Period	(251,723)	(1,292,083)
Foreign Currency Translation Adjustment	(349,334)	(683,556)
Comprehensive Income / (Loss)	(601,057)	(1,975,639)
Basic and Diluted Income/(Loss) Per Share	(0.00)	(0.01)

Revenues

For the three month period ended April 30, 2021 we had total sales of $7,156,016 and cost of sales of $2,882,750 for a gross margin of $4,273,266 compared to total sales of $859,511 and cost of sales of $936,382 for a gross deficit of $76,871 in the three month period ended April 30, 2020. The significant increase in sales and cost of sales for the period ended April 30, 2021 is largely due to the acquisition of two additional dispensaries. During the three months ended April 30, 2021 and 2020, the Company recorded product sales as follows:

Revenues – By Product	Three months ended April 30, 2021 $	%

Flower	4,784,356	67%
Concentrates	1,688,006	24%
Edibles	601,813	8%
Others	81,841	1%

Total	7,156,016

Revenues – By Product	Three months ended April 30, 2020 $	%

Flower	890,966	85%
Concentrates	97,953	10%
Edibles	63,387	5%

Total	1,052,306

The Company’s revenue generating products, being flower, concentrates, edibles, are expected to have relatively consistent revenues for the foreseeable future.

Operating Expenses

For the three month period ended April 30, 2021, operating expenses totaled $3,565,307 compared with $1,636,928 for the three month period ended April 30, 2020. A significant reason for the increase in operating expenses between the periods related to an increase in salaries and wages from $450,892 to $837,565 as the Company continues to expand, increase in licenses, utilities and office administration from $209,126 to $645,894 and an increase in depreciation of property and equipment from $15,431 to $289,920. The Company’s office administration and salaries and wages increased considerably as a result of increased operations in Nevada as well as recently acquired operations in Long Beach, San Diego, and Ohio.

Other Items

During the three month period ended April 30, 2021, our other items accounted for $16,777 of income as compared to $462,450 of income for the three month period ended April 30, 2020. The significant component in other items primarily relates to the Company’s proportion of loss on equity investee in NMG Ohio LLC of $11,653 (2020 – income of $117,603), interest income on the secured convertible note related to the investment in GLDH and convertible loan receivable from CCG in the amount of $21,252 (2020 - $288,852).

Net Loss

Net loss for the quarter ended April 30, 2021 totaled $601,057 compared with a net loss of $1,292,083 for the quarter ended April 30, 2020. The decrease in net loss is largely due to the increase in gross profit, partially offset by an increase in general and administrative expenses. Included in the net loss for the three months ended April 30, 2021 is income tax expense of $976,458 (2020 - $40,734).

Other Comprehensive Loss

We recorded translation adjustments of $349,334 and $683,556 for the three months ended April 30, 2021 and 2020, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Results of Operations for the nine month periods ended April 30, 2021 and 2020:

The following table sets forth our results of operations for the nine month periods ended April 30, 2021 and 2020:

	April 30, 2021 $	April 30, 2020 $
Sales	18,765,785	4,066,216
Cost of Sales	(9,944,479)	(3,293,759)
Gross Margin	8,821,306	772,457
General and Administrative Expenses	(8,616,102)	(5,092,451)
Loss for the Period	(2,177,189)	(3,424,232)
Foreign Currency Translation Adjustment	-	(667,803)
Comprehensive Loss	(2,177,189)	(4,092,035)
Basic and Diluted Loss Per Share	(0.02)	(0.03)

Revenues

For the nine month period ended April 30, 2021 we had total sales of $18,765,785 and cost of sales of $9,944,479 for a gross margin of $8,821,306 compared to total sales of $4,066,216 and cost of sales of $3,293,759 for a gross margin of $772,457 in the nine month period ended April 30, 2020. The significant increase in sales and cost of sales for the period ended April 30, 2021 is largely due to the acquisition of two additional dispensaries.

During the nine months ended April 30, 2021 and 2020, the Company recorded product sales as follows:

Revenues – By Product	Nine months ended April 30, 2021 $	%

Flower	12,633,522	67%
Concentrates	4,293,987	23%
Edibles	1,562,677	8%
Others	275,599	1%

Total	18,765,785

Revenues – By Product	Nine months ended April 30, 2020 $	%

Flower	3.227,141	79%
Concentrates	619,063	15%
Edibles	220,012	6%

Total	4,066,216

The Company’s revenue generating products, being flower, concentrates and edibles, are expected to have relatively consistent revenues for the foreseeable future.

Operating Expenses

For the nine month period ended April 30, 2021, operating expenses totaled $8,616,102 compared with $5,092,451 for the nine month period ended April 30, 2020. A significant reason for the increase in operating expenses between the periods related to an increase in salaries and wages from $1,388,750 to $2,393,620 as the Company continues to expand, increase in licenses, utilities, and office administration from $753,426 to $1,759,066. The Company’s office administration and salaries and wages increased considerably as a result of increased operations in Nevada as well as recently acquired operations in Long Beach, San Diego, and Ohio.

Other Items

During the nine month period ended April 30, 2021, our other items accounted for $258,314 of income as compared to $936,496 for the nine month period ended April 30, 2020. The significant components in other items primarily relates to the Company’s proportion of income on equity investee in NMG Ohio LLC of $13,219 (2020 – $309,153), interest income on the secured convertible note related to the investment in GLDH and convertible loan receivable from CCG in the amount of $146,619 (2020 - $845,540), the bargain purchase price of the Ohio dispensary acquisition of $208,176 (2020 - $Nil) and other expenses of $107,336 (2020 - $139,796 of other income) related to the Company’s Brand Director Agreement in Cathedral City.

Net Loss

Net loss for the nine months ended April 30, 2021 totaled $2,177,189 compared with a net loss of $3,424,232 for the nine months ended April 30, 2020. The decrease in net loss is largely due to the increase in gross profit, partially offset by an increase in general and administrative expenses. Included in the net loss for the nine months ended April 30, 2021 is income tax expense of $2,640,527 (2020 - $40,734).

Other Comprehensive Loss

We recorded translation adjustments of $Nil and $667,803 for the nine months ended April 30, 2021 and 2020, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of April 30, 2021:

As of April 30, 2021
(unaudited)
Cash reserves	$1,315,748
Working capital	$1,962,094

At April 30, 2021, we had cash of $1,315,748 as compared to cash of $1,352,130 at July 31, 2020. The Company has minimal committed capital expenditures. We believe our existing and available capital resources will be sufficient to satisfy our funding requirements for the next 12 months.

Statement of Cash flows

During the nine month period ended April 30, 2021, our net cash decreased by $36,382 (2020 - $7,721,374), which included net cash used in operating activities of $21,129 (2020 - $2,738,078), net cash used in investing activities of $642,396 (2020 - $4,406,333), net cash provided by financing activities of $304,855 (2020 – $90,840) and effect of exchange rate changes on cash and cash equivalents of $322,288 (2020 – ($667,803).

Cash Flow used in Operating Activities

Cash flow used in operating activities totaled $21,129 and $2,738,078 during the nine months ended April 30, 2021 and 2020, respectively. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $2,177,189 during the nine months ended April 30, 2021 compared to $3,424,232 in 2020. The net loss in 2021 included, among other things, depreciation of $379,043 (2020 - $244,978), amortization of ROU assets and licenses of $969,721 (2020 - $Nil), accrued interest income of $54,000 (2020 - $780,000), gain of equity investee of $24,872 (2020 - $309,153), stock-based compensation of $733,098 (2020 - $922,364), and bargain purchase on investment in Ohio of $208,176 (2020 - $Nil).

The following non-cash items further adjusted the loss for the nine months ended April 30, 2021 and 2020:

•

Increase in amounts receivable and prepaid of $253,482 (2020 - $340,684), increase in inventory of $1,391,032 (2020 - $182,692), increase in trade payables and accrued liabilities of $276,126 (2020 - decrease of $248,538), increase in income taxes payable of $2,182,184 (2020 - $Nil), decrease in due to related parties of $15,228 (2020 – increase of $15,027), decrease of lease liabilities of $246,325 (2020 - $Nil), and an increase in deferred tax liability of $392,749 (2020 - $Nil)

Cash Flow used in Investing Activities

During the nine month period ended April 30, 2021, investing activities used cash of $642,396 compared to $4,406,333 during the nine month period ended April 30, 2020. The change in cash used in investing activities from the nine month period ended April 30, 2021 relates primarily to a convertible loan of $164,947 (2020 - $942,161) provided to CCG in Arkansas, additional property and equipment of $275,433 (2020 - $881,739), cash provided by the acquisition of GLDH and NMG OH 1 of $185,849, net of cash investment (2020 - used $2,697,040) and decrease in loan to NMG Ohio LLC of $228,736 (2020 - $Nil).

Cash Flow provided by Financing Activities

During the nine month period ended April 30, 2021, financing activities provided cash of $304,855 compared to a positive cash flow of $90,840 during the nine month period ended April 30, 2020. During the nine month period ended April 30, 2021, the Company repaid a loan of $12,190 (2020 - $Nil). In 2021, the Company issued 700,000 common shares for proceeds of $317,045 related to the exercise of 700,000 option awards.

Trends and Uncertainties

Potential Impact of the COVID-19 Pandemic

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 11, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. COVID-19 may have a future material impact on our results of operation with respect to retail sales at our dispensary locations as well as wholesales of our products in Nevada to dispensaries in Nevada. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. We do not yet know the full extent of any impact on our business or our operations, however, we will continue to monitor the COVID-19 situation closely, and intend to follow health and safety guidelines as they evolve.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

None

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital of $1,962,094 as at April 30, 2021. However, the Company may require additional financing to meet all current and future financial obligations.

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

Based on their evaluation as of April 30, 2021, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of April 30, 2021 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In our assessment of the effectiveness of our internal control over financial reporting as at April 30, 2021, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, material weaknesses were identified regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

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

Change in Internal Control over Financial Reporting

For the quarter ended April 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

BODY AND MIND INC.

Date: June 21, 2021	BY:	/s/ Michael Mills
Michael Mills, President and Chief Executive Officer (Principal Executive Officer)

Date: June 21, 2021	BY:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

