Form 10-K
period 2021-07-31
BODY & MIND INC.
filed 2021-11-19
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: July 31, 2021.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.66 on January 29, 2019) was approximately $58,628,685.

The registrant had 110,621,308 common shares outstanding as of November 18, 2021.

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

We have a long track record of producing award-winning cannabis products and we have success with licensing to manufacture for brands. We completed construction and commenced production operations at the new Nevada production facility in August of 2020.

We are a Nevada corporation that, through our wholly-owned subsidiary, Nevada Medical Group, LLC (“NMG”), are engaged in the cultivation and production of medical and adult-use recreational marijuana products. NMG produces cannabis flower, oil extracts and edibles under license in the state of Nevada, which are available for sale under the brand name “Body and Mind” in dispensaries in Nevada.

In California, we, through our wholly-owned subsidiary NMG Cathedral City, LLC (“NMGCC”), were managing a licensed cannabis business conducting commercial cannabis activity in Cathedral City, California pursuant to a management agreement with Satellites Dip, LLC (“SD”) who is the actual licensed manufacturer. On November 30, 2019, we along with NMGCC entered into a settlement agreement with SD with respect to the management agreement and NMGCC entered into a brand director agreement with SD whereby NMGCC provides certain advisory and brand director services in connection with SD’s manufacture of Company-branded products, as well as certain other products as agreed to by NMGCC. In addition, as part of the revised arrangement with SD, our wholly-owned subsidiary, DEP Nevada Inc. (“DEP”) entered into a brand license agreement with SD whereby DEP has granted SD a non-exclusive, non-transferable, and non-sub-licensable right to use certain licensed marks in connection with or on licensed products. On April 30, 2021, we terminated all agreements with SD.

In April 2020, we closed the San Diego ShowGrow dispensary transaction, which is owned 60% by our wholly-owned subsidiary, NMG San Diego, LLC (“NMG SD”), and has received all licenses, permits and authorizations required to conduct medical and adult-use commercial cannabis retail operations. The San Diego ShowGrow dispensary opened in early July 2020. We, through our wholly-owned subsidiary, NMG Long Beach, LLC (“NMG LB”), have been managing the ShowGrow Long Beach dispensary operations for over a year, received all approvals and final license transfer for the dispensary, which was transferred to NMG LB at the end of August 2020 and is expected to close in the near future.

On July 11, 2021, we announced receipt of local approval for a cannabis manufacturing facility in Cathedral City, California and execution of a lease for the facility. We have applications in process with the California Bureau of Cannabis Control (BCC) for a type “N” manufacturing license, and with the California Department of Public Health (CDPH) for a distribution license, which is anticipated to allow us to manufacture and distribute our BaM branded flower products, extracts, oils and edibles.

In Ohio, we, through NMG, were managing the fully operational The Clubhouse dispensary located in Elyria, Ohio, which is owned by NMG Ohio LLC, of which we own 30% through our subsidiary NMG, and have an agreement to acquire the remaining 70% of NMG Ohio LLC. We received all approvals and final license and name transfer from the Ohio Department of Pharmacy in early September 2020 and transferred the dispensary license and all assets and liabilities associated with such dispensary from NMG Ohio LLC to a 100% owned subsidiary of Body and Mind; however, the transfer of the remaining 70% interest in NMG Ohio LLC to NMG will not occur until NMG Ohio LLC receives a production license. On September 17, 2021, the final award of the production license was transferred to our wholly owned subsidiary, NMG OH P1 LLC, and the transaction closed resulting in NMG now owning 100% of NMG Ohio.

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

Our head office located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest	Date of Acquisition or formation
DEP Nevada Inc.(1)	Nevada, USA	100%	August 10, 2017
Nevada Medical Group, LLC(2)	Nevada, USA	100%	November 14, 2017
NMG Long Beach, LLC(3)	California, USA	100%	December 18, 2018
NMG Cathedral City, LLC(4)	California, USA	100%	January 4, 2019
NMG San Diego, LLC(5)	California, USA	60%	January 30, 2019
NMG OH 1, LLC(6)	Ohio, USA	100%	January 30, 2020
NMG MI 1, Inc.(7)	Michigan, USA	100%	June 24, 2021
NMG MI P1 Inc.(8)	Michigan, USA	100%	June 24, 2021
NMG MI C1 Inc(9)	Michigan, USA	100%	June 24, 2021

Notes:

(1)	DEP Nevada Inc. is a wholly-owned subsidiary of Body and Mind Inc.
(2)	Nevada Medical Group, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(3)	NMG Long Beach, LLC is a wholly-owned subsidiary of Nevada Medical Group, LLC.
(4)	NMG Cathedral City, LLC is a wholly-owned subsidiary of Nevada Medical Group, LLC.
(5)	NMG San Diego, LLC is a 60% owned subsidiary of Nevada Medical Group, LLC.
(6)	NMG OH 1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(7)	NMG MI 1, Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(8)	NMG MI C1, Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(9)	NMG MI P1 Inc. is a wholly-owned subsidiary of DEP Nevada Inc.

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

Concurrent with the Share Exchange Agreement, we completed an equity financing to raise aggregate gross proceeds of CAD$6,007,430 through the issuance of subscription receipts (the “Subscription Receipts”), at a pre-Consolidation price of CAD$0.22 per Subscription Receipt (the “Concurrent Financing”). On November 14, 2017, each Subscription Receipt was exchanged in accordance with its terms, for no additional consideration, for one pre-Consolidation Common Share and one common share purchase warrant (each a “Warrant”) of the Company. Each Warrant was exercisable by the holder at a price of CAD$0.90 for a period of 24 months from the date of issuance.

On completion of the Share Exchange Agreement, we assumed the business of NMG, being the cultivation and production of medical marijuana products.

Convertible Loan and Management Agreements with Comprehensive Care Group LLC

On March 19, 2018, we, through our wholly-owned subsidiaries DEP and NMG, entered into a convertible loan agreement (the “Convertible Loan Agreement”) and a management agreement (the “Management Agreement”), respectively, with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical marijuana dispensary including a 50 flowering plant cultivation facility in West Memphis, Arkansas which agreements were effective as of March 15, 2019.

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

The interest on the outstanding principal amount is currently set at $6,000 per month, payable monthly in arrears on or before the first calendar day of each month. CCG is not obligated to repay any principal outstanding under the loan until March 30, 2021. Either CCG or DEP may unilaterally extend the maturity date by one year, and may thereafter continue to extend the maturity date on a yearly basis by increments of one year (each, an “Extension Option”) by providing written notice of the exercise of the Extension Option by the party seeking an extension to the other party; provided, however, that under no circumstances shall any extended maturity date extend beyond the expiration of the term of the Management Agreement entered into between NMG and CCG. The Company extended the loan maturity date by one year resulting in a new maturity date of March 30, 2022. The Management Agreement has an expiration of March 15, 2024 and can be mutually extendable.

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

Acquisition of NMG Ohio LLC

We, through NMG, currently own a 30% interest in NMG Ohio, LLC (“NMG Ohio”), which has a cannabis dispensary carrying on business as “The Clubhouse” in Elyria, Loraine County, Ohio. On January 31, 2019, we, through NMG, entered into a definitive agreement to acquire the remaining 70% interest in NMG Ohio. The consideration for the remaining 70% interest in NMG Ohio consists of cash payments totaling $1,575,000 and 3,173,864 common shares of the Company. As at the date hereof, we have issued 3,173,864 common shares, with a fair value of $1,188,168, and paid $1,575,000. All share and cash payments for the transactions have been paid in full and closing of the acquisition was subject to receipt of regulatory approval, which all approvals and final license and name transfer approvals from the Ohio Department of Pharmacy were received in early September 2020 but the remaining 70% was not closed as of July 31, 2021. As such, the dispensary license for The Clubhouse dispensary, as well as the assets and liabilities associated with the dispensary, were transferred to the Company’s wholly-owned subsidiary, NMG OH 1 LLC. On September 17, 2021, the final award of the production license was transferred to our wholly owned subsidiary, NMG OH P1 LLC, and the transaction closed resulting in NMG now owning 100% of NMG Ohio.

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

On September 2, 2021, Australis ownership of Body and Mind fell below 10% which resulted in the termination of the parties obligations under the Investment Agreement and Commercial Advisory Agreement.

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

We will pay the balance of the purchase price for the Purchased Assets by issuing up to 2,681,006 Common shares at a deemed price of CAD$0.7439 per share (issued in escrow on August 12, 2019); the number of shares required to pay and satisfy the balance of the purchase price for the Purchased Assets in the amount of $1,500,000 was determined with reference to the Agreed Foreign Exchange Rate of CAD$1.3296:USD$1.00. NMG LB received all approvals and license transfer from local and state authorities to conduct medical and adult-use commercial cannabis retail operation at the Long Beach Location, which were transferred to NMG LB at the end of August 2020 and is expected to close in the near future. The purchase price is fixed and the share consideration remains subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which is expected to occur in the near future. Any final settlement that is different than currently estimated will be allocated to other income or expense.

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

In conjunction with entering into the California Management Agreement, we through NMGCC entered into a loan and security agreement (the “Loan Agreement”) dated June 6, 2019 (see below for the Settlement Agreement and Release Agreement), whereby NMGCC loaned SD US$250,000 to fund the property and business improvements and expansion needs of SD’s business operations. The loan was due and payable on June 6, 2020, subject to extension by mutual agreement between the parties, and bears interest at a rate of 12% per annum. Interest will accrue and be compounded quarterly, and will be payable by SD upon maturity. SD may prepay, in whole or in part, all or any portion of the principal amount and accrued interest on the loan without being subject to any pre-payment penalty. The loan was evidenced by a promissory note, and the performance of SD of its obligations under the loan agreement and the promissory note are secured pursuant to a security agreement.  See Settlement and Release Agreement below.

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

In consideration for the Brand Director Services, SD agreed to pay NMGCC a monthly brand director fee to be calculated as follows: (x) net revenue for a single calendar month, multiplied by, (y) seventy-five percent (75%); (z) plus any fees to be paid to NMGCC in connection with the equipment lease agreement (the “Equipment Lease Agreement”) dated June 6, 2019 (the “Equipment Lease Fee”) added to the product of (x) and (y), the (q) total amount shall be the fee paid to NMGCC. If the net revenue, minus the product of (x) and (y) is less than the Equipment Lease Fee in any given month, the difference shall carry over to the subsequent month, to be added to that month’s Equipment Lease Fee, or the difference may be paid by SD at its sole option. The Brand Director Agreement was terminated on April 30, 2021.

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

Release & Satisfaction of Loan Agreement

On November 30, 2019, NMGCC and SD entered into a release and satisfaction of loan agreement (the “Release Agreement”). Pursuant to the Release Agreement, NMGCC agreed that all indebtedness of SD to NMGCC arising from the Loan Agreement (and promissory note issued in connection with the Loan Agreement) was satisfied and discharged in full. The release was granted based on SD’s obligations and duties pursuant to the Equipment Purchase Agreement and its five (5) month waiver of the Contribution Fee under the Brand Director Agreement.

Nevada Production Facility

On June 20, 2019, we announced the receipt of a conditional use permit from Clark County, Nevada, for a new production facility located within one mile of NMG’s existing cultivation facility located at 3375 Pepper Lane, in Las Vegas. The  facility is approximately 7,500 square feet, and tenant improvement of the building holding the facility was completed in February 2020. The  facility includes high-volume extraction equipment, which we expect will dramatically increase our manufacturing capacity and efficiency for our extraction products, including oils, wax, live resin and ambrosia. The  facility also expands the kitchen area and creates an opportunity for the Company to white label for brands seeking an entry to the Nevada market. After passing all inspections, receiving all permits, and finalizing license transfer approvals, the new production facility began operations in March 2020.

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

We have a Nevada cannabis distribution license to distribute our products and our primary market is in the State of Nevada.

In addition to Body and Mind branded products, NMG manufactures products for national brands including Her Highness and GPen.

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

We have developed the premium, marquis lifestyle “Body and Mind” brand in Nevada with strong penetration into dispensaries. The Body and Mind brand appeals to a wide range of cannabis consumers with products including oils, extracts (wax, live resin, ambrosia) and edibles.

We have a long track record of producing award-winning cannabis products and we have success with licensing to manufacture for brands. We currently produce cannabis oil cartridges for Gpen, a well known vaporizer manufacturer. We currently produce cannabis products for Her Highness, a female focused cannabis brand. We have constructed and are operating in a new larger production facility and are in discussions with several cannabis brands who may be interested in having Body and Mind produce their brand and products under license in Nevada.

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

Increased Product Availability

We focused on flower and developing top end strains during the early years of our business. When Nevada was a medical only market we performed significant research on edibles with products including granola bars, beef jerky, hard candies and gummies. We also performed significant research on extraction with products ranging from shatter, rosin, distillate and raw oil.

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

Lowering Our Production Costs

As cannabis flower continues to be the foundation product for the marijuana industry, we are striving for continuous improvement to our cultivation process. Our aim will always focus on increasing the production yields of each harvest, and to obtain the highest quality product harvest. Doing so achieves two things for us and our customers: (1) allows us to maximize our profit; and (2) gives our customers the best value for their dollar by offering high quality THC products.

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

In Ohio, we, through NMG, have been managing the fully operational Clubhouse dispensary located in Elyria,Ohio, which is 30% owned by NMG. The Clubhouse dispensary was transferred to a 100% owned subsidiary of DEP on September 4, 2020.

In Arkansas, we, through NMG, manage the “Body and Mind” branded medical marijuana dispensary in West Memphis, Arkansas, which opened on April 27, 2020. Medical marijuana dispensaries in Arkansas allow limited cultivation and Body and Mind commenced operation of the cultivation facility in April 2021. As part of an initial cultivation program seeds were planted and clones were taken during FY2021 with initial plants moved into flowering in September 2021.

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

We have a distribution licence and infrastructure to distribute our products and our primary market is in State of Nevada.

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

Competitive Conditions and Position

Production and Sales

NMG has a number of licenses and a long-term lease for a facility allowing it to cultivate, produce and distribute medical and recreational marijuana. In addition to flower products, we produce marijuana extract products such as distillate oil, ice wax, dry sift, shatter, edibles and topicals.

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

Nevada – NMG filed and registered the “BaM” trademark with the State of Nevada effective January 26, 2016. The trademark expired January 26, 2021.

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

As consideration for the licenses, we have agreed to utilize the Branding IP until June 19, 2021 at the Long Beach Location, and at the San Diego Location for a period of two years from operations commencing at that location. Additionally, we have agreed to pay GLDM and GLDH 3% of gross receipts from sales at the Long Beach Location on a monthly basis for only the first twelve months of the term of the license agreement. This commitment ended on July 31, 2020. We have agreed that, throughout the term of the license agreement, we will purchase all products and merchandise bearing the “ShowGrow” brand exclusively from GLDM. GLDM has agreed that it shall not itself utilize, nor allow any third-party to utilize, the Branding IP within a five mile radius of the Long Beach Location. GLDM has also agreed to provide certain services to our Company throughout the term of the license agreement.

Loan Agreement

On July 19, 2021, we (also referred to as the “Borrower”), along with our subsidiaries, DEP Nevada Inc., Nevada Medical Group, LLC, NMG OH 1, LLC, NMG OH P1, LLC, NMG Long Beach, LLC, NMG Cathedral City, LLC, NGM CA 1, LLC, NMG CA C1, LLC, NMG MI 1, Inc., NMG MI P1, Inc., and NMG MI C1, Inc. (each, a “Guarantor” and collectively, the “Guarantors”) entered into and closed a loan agreement (the “Loan Agreement”) with FG Agency Lending LLC (the “Agent”) and Bomind Holdings LLC (the “Lender”), dated July 19, 2021. Upon entering into the Loan Agreement and the associated loan documents and agreements described below, the Lender provided the initial term loan (the “Initial Term Loan”) in the face amount of US$6,666,667 of which US$6,000,000 was advanced to the Company with the 10% representing an origination discount (the “Origination Discount”) as consideration for the use or forbearance of money. We may draw upon the remaining face amount of US$4,444,444 (the “Delayed Draw Term Loan”) upon providing a 30-day request to the Agent by December 1, 2021, whereby US$4,000,000 will be advanced to the Company after applying the Origination Discount. The Initial Term Loan and the Delayed Draw Term Loan mature on July 19, 2025 and bear interest at a rate of 13% per annum payable on the first day of each month hereafter.

Pursuant to the Loan Agreement, we have issued an aggregate of 8,000,000 common stock purchase warrants (each, a “Warrant”) to the Agent of which (i) 4,800,000 Warrants will entitle the holder to acquire shares of common stock (each, a “Warrant Share”) at an exercise price of US$0.40 per Warrant Share until July 19, 2025, and (ii) 3,200,000 Warrants will be held in escrow by us and released to the Agent at the time the Company draws on the Delayed Draw Term Loan, or cancelled if we do not draw on the Delayed Draw Term Loan, which will entitle the holder to acquire a Warrant Share at an exercise price of US$0.45 per Warrant Share until July 19, 2025.

The Initial Term Loan is evidenced by a Term Note (a “Term Note”), which is attached as Exhibit C to the Loan Agreement. If the Delayed Draw Term Loan is drawn upon by us, it will also be evidenced by a separate Term Note.

The following table sets forth additional terms of the Loan Agreement and the other loan documents entered into on July 19, 2021:

Loan Term	Four years
Face Amount

US$11,111,111 (the “Face Amount”) funded in two (2) draws: (i) Initial Term Loan of US$6,666,667 issued on closing; and (ii) Delayed Draw Term Loan of US$4,444,444 issued upon 30 day request of the Company, which request must be made to the Agent by December 1, 2021.

Interest Rate	13% per annum, payable monthly in cash on the first of each month following funding
Default Interest Rate	20% per annum (inclusive of the 13% rate noted above)
Origination Discount	10% of the Face Amount treated as consideration for the use or forbearance of money
Agent Fee

The Borrower paid the Agent a US$66,666.67 fee upon execution of the Loan Agreement, which was withheld from the initial advance of the Initial Term Loan made by the Lender. A further Agent Fee of $44,444.44 will be withheld from the advance of the Delayed Draw Term Loan made by the Lender, if drawn upon by the Company.

Lender Expenses

The Borrower is required to pay the Lender’s reasonable costs, fees and expenses, including attorney’s fees, in connection with entering into the Loan Agreement and the other loan documents, subject to a cap of US$125,000.

Voluntary Prepayment

The Borrower may not prepay within one year of the closing date (“No Call Period”). Provided that no event of default has occurred following the No Call Period, Borrower may prepay the principle balance, in a minimum amount of US$1,000,000, at the following rates: (1) Following the No Call Period through two-year anniversary of the Closing Date: 107%; (2) Following the two-year anniversary of the Closing Date through the three-year anniversary of the Closing Date: 103%; and (3) following the three year anniversary of the Closing Date and prior to the Maturity Date: 100%.

Mandatory Prepayment

Under certain circumstances, if the Borrower or any Guarantor incurs insurance claims or condemnation proceedings, then Borrower or the Guarantor must either reinvest such proceeds in assets useful to the Borrower’s or Guarantor’s business, as applicable, or use the resulting net cash proceeds to prepay the loan. There are mandatory prepayment provisions for some change of control scenarios.

Financial Covenants

The Borrower and its subsidiaries taken as a whole are required to have at least $1,500,00 in liquidity at all times reported monthly. The Borrower and Guarantors on a consolidated basis must maintain a leverage ratio of at least 3:1 for acquisitions.

Other Covenants

The Borrower and its subsidiaries are subject to additional covenants customary for this type of transaction, including without limitation, covenants related to notices of certain events and reporting, and covenants restricting the Borrower’s and its subsidiaries’ business activities, other debt, fundamental transactions, acquisitions and dispositions, investments, dividend payments and affiliate transactions, in each case subject to mutually agreed upon qualifications and exceptions.

Events of Default	The Loan Agreement contains events of defaults customary for this type of transaction, some of which are subject to mutually agreed upon cure periods and notice requirements.
Remedies

The Loan Agreement and the other loan documents contain remedies customary for this type of transaction, including, without limitation, giving the Lender the ability to declare the loan and all amounts owed under the Loan Agreement due and payable upon the occurrence of an event of default and to operate or sell collateral and use the proceeds to repay the loan.

Other Provisions

The Loan Agreement and the other loan documents contain other provisions customary for this type of transaction, including, without limitation, representations and warranties, indemnities and confidentiality undertaking.

Security Agreement

On July 19, 2021 (the “Effective Date”), we and the Guarantors (collectively, the “Grantors”) entered into a security agreement (the “Security Agreement”) with the Agent (acting as the agent to the Lender) (the Agent and the Lender being referred to herein as, the “Secured Parties”) wherein Grantors have granted to Secured Parties a security interest in and to certain assets of the Grantors in order to secure our obligations pursuant to the Loan Agreement.

Pursuant to the Security Agreement, the Grantors are granting to the Secured Parties a security interest in all personal property and other assets owned as of the Effective Date or acquired thereafter (the “Collateral”). Certain assets are excluded from the Collateral such as: (i) intent to use United States trademark applications; (ii) certain assets acquired with third-party financing (provided that such financing does not amortize prior to the maturity date of the Loan Agreement, matures at least 1 year after maturity of the Loan Agreement and the leverage ratio remains 3:1 following financing for such assets); and (iii) rights to licenses or contracts where granting liens is prohibited by law.

Upon a default under the Loan Agreement, the Secured Parties may enter upon the premises of the Grantors where any Collateral is located through self-help, without judicial process, without first obtaining a final judgment or giving the Grantors or any other Person notice and opportunity for a hearing on the Secured Parties’ claim or action and may collect, receive, assemble, process, appropriate and realize the Collateral, or any part thereof. In such event, the Grantors agree to assemble the Collateral and make it available to the Agent. Until the Agent is able to effect a disposition of the Collateral, the Agent shall have the right to hold or use the Collateral, or any part thereof, to the extent that it deems appropriate in its sole discretion for the purpose of preserving the Collateral or its value or for any other purpose deemed appropriate by the Agent. Agent shall not have any rights to take any action that would violate law.

To protect the Secured Parties’ interests in the Collateral, the Grantor’s have executed a power of attorney appointing Agent as the Grantors’ attorney in fact with such power and appointment only exercisable in the event of a default under the Loan Agreement and we have further agreed to file all UCC Financing Statements evidencing the granted security interests set forth in the Security Agreement.

Pledge Agreement

On July 19, 2021, we and our subsidiaries, DEP and NMG (collectively, the “Pledgors”) entered into a Pledge Agreement (the “Pledge Agreement”) with the Agent (acting as the collateral agent for the Lender) (the Lender and Agent are referred to herein as, the “Secured Parties”) wherein Pledgors have pledged certain of Pledgors’ equity interests in various subsidiaries in order to secure our obligations pursuant to the Loan Agreement.

Pursuant to the Pledge Agreement, Pledgors are pledging to the Secured Parties a lien on certain equity interests in Pledgors’ subsidiaries as follows (collectively, the “Pledged Collateral”):

1)

Company is pledging to the Secured Parties all rights, privileges and interests in Company’s equity securities in DEP, which comprises of one hundred percent (100%) of the issued and outstanding shares of DEP;

2)

NMG is pledging to the Secured Parties all rights, privileges and interests in NMG’s equity securities in NMG Ohio, which comprises of one hundred percent (100%) of the issued and outstanding membership interest of NMG Ohio; and

3)

DEP is pledging to the Secured Parties all rights, privileges and interests in DEP’s equity securities in NMG, NMG OH 1, LLC, NMG OH P1, LLC, NMG LONG BEACH, LLC, NMG MI C1, INC., NMG MI P1, INC., NMG MI 1, INC., NMG CA C1, LLC, NMG CA P1, LLC, NMG CA 1, LLC, and NMG CATHEDRAL CITY, LLC (collectively, the “DEP Pledged Subsidiaries”). DEP owns one hundred percent (100%) of the issued and outstanding equity interests in each of the DEP Pledged Subsidiaries (collectively, DEP, NMG Ohio, and the DEP Pledged Subsidiaries being, the “Pledged Entities”).

The pledge, assignment and delivery of the Pledged Collateral pursuant to the Pledge Agreement creates a valid first priority lien. Without the prior written consent of the Agent, no Pledgor will sell, assign, transfer, pledge, or otherwise encumber any of its rights in or to the Pledged Collateral, or any unpaid dividends, interest or other distributions or payments with respect to the Pledged Collateral.

As long as no default under the Loan Agreement has occurred and is continuing, Pledgors shall have the right to vote and give consents with respect to the Pledged Collateral for all purposes not inconsistent with the provisions of the Pledge Agreement.

Upon a default, the Agent, acting on behalf of the Secured Parties, is hereby authorized and empowered to (i) transfer the Pledged Collateral to the Secured Parties; (ii) transfer and register in its name the Pledged Collateral; (iii) exchange certificates representing Pledged Collateral for certificates of smaller or larger denominations, (iv) exercise the voting and all other rights; (v) collect and receive all cash dividends; (vi) notify the Pledged Entities to make payment to Agent of any amounts due in connection with the Pledged Collateral; (vii) endorse instruments in the name of the Pledgors to allow collection; (viii) enforce collection of any of the Pledged Collateral by suit or otherwise; (ix) sell, with notice and in accordance with applicable law, Pledged Collateral; (x) act with respect to the Pledged Collateral as though Agent was the outright owner; (xi) appoint a receiver (selected by Agent in its sole discretion) to administer the Pledged Collateral; and (xii) exercise any other rights or remedies the Secured Parties may have under the UCC or other applicable law.

Pledgors irrevocably appoint the Agent acting on behalf of the Secured Parties, as the proxy and attorney in fact with respect to the Pledged Collateral.

Omnibus Collateral Assignment

On July 19, 2021, we and our subsidiaries, DEP, NMG, NMG MI 1, Inc. (“NMG MI 1”), NMG MI C1, Inc. (“NMG C1”) and NMG MI P1, Inc. (“NMG MI P1”) (collectively, the “Assignors”) entered into an Omnibus Collateral Assignment (the “Collateral Assignment”) with the Agent wherein Assignors have granted to the Agent for the benefit of the Lender certain rights, interests and privileges of Assignors in and to certain contracts in order to secure our obligations pursuant to the Loan Agreement.

Pursuant to the Collateral Assignment, Assignors have granted to the Agent for the benefit of the Lender(s) a security interest in all the rights, interests and privileges which such Assignor has or may have in or under the following contracts (the “Assigned Contracts”):

1.	Management Agreement between NMG and Comprehensive Care Group, LLC dated March 15, 2019;
2.	Convertible Credit Facility Agreement from DEP to NMG MI 1, Inc. (formerly NMG MI 1, LLC) dated February 1, 2021;
3.	Convertible Credit Facility Agreement from DEP to NMG MI C1, Inc. (formerly NMG MI C1, LLC) dated February 1, 2021; and
4.	Convertible Credit Facility Agreement from DEP to NMG MI P1, Inc. (formerly NMG MI P1, LLC) dated February 1, 2021.

The rights of the Agent may only be exercised in the event of a default and the exercise of such rights must not violate any applicable law. Each Assignor, upon the occurrence and continuation of a default, authorizes the Agent on behalf of the Lender(s), at the Agent’s option and without notice, to directly receive any and all payments and other benefits owed to any Assignor under any Assigned Contract.

Intercompany Subordinated Demand Promissory Note

On July 19, 2021, we and our subsidiaries (DEP, NMG, NMG OH 1, LLC, NMG OH P1, LLC, NMG Long Beach, LLC, NMG MI C1, Inc., NMG MI P1, Inc., NMG MI 1, Inc., NMG CA C1, LLC, NMG CA P1, LLC, NMG CA 1, LLC and NMG Cathedral City, LLC) (collectively, the “Affiliate Obligors”) entered into a Intercompany Subordinated Demand Promissory Note wherein Affiliate Obligors agree and acknowledge that all debt, liabilities and obligations owing or due, or to become due, to any other of our subsidiaries will be subordinate, and junior (the “Subordinated Debt”) to the discharge of our obligations under the Loan Agreement.

So long as no default has occurred under the Loan Agreement, each Affiliate Obligor may make payments on account of the Subordinated Debt in the ordinary course of business, solely to the extent such payments are permitted under the Loan Agreement. Upon default, no Affiliate Obligor shall make, accept or receive, any payment of Subordinated Debt Payment.

Until our satisfaction of all obligations under the loan, no subsidiary holding rights to be paid Subordinated Debt will (i) accelerate, make demand, or otherwise make due and payable prior to the original due date thereof any Subordinated Debt; (ii) exercise any rights under or with respect to guaranties of the Subordinated Debt; (iii) exercise any of its rights or remedies in connection with the Subordinated Debt; (iv) exercise any right to set-off or counterclaim in respect of any debt, contest, protest, or object to any exercise of secured creditor remedies by Agent or any Lender; (v) object to any forbearance by the Agent; (vi) commence, or cause to be commenced, and insolvency proceeding; or (vii) contest, protest, or object to any Affiliate Obligor obtaining debtor-in-possession financing.

The foregoing descriptions of the Loan Agreement, the Security Agreement, the Pledge Agreement, the Omnibus Collateral Assignment, the Intercompany Subordinated Demand Promissory Note, the Term Note and the Warrants do not purport to be complete and are qualified in their entirety by reference to the full text of those documents, copies of which were attached as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 4.1 and 4.2, respectively, to our Current Report on Form 8-K filed with the SEC on July 23, 2021 and are incorporated by reference herein.

Licenses

City of Las Vegas – Conditional Cultivation Business License

Body and Mind was granted license # M66-00066, a conditional business license by the city of Las Vegas, Nevada on July 1, 2020. The license is for a medical marijuana cultivation facility and expires on June 30, 2022.

City of Las Vegas – Conditional Production Business License

Bam – Body and Mind was granted license # M68-00014, a conditional business license by the city of Las Vegas, Nevada on July 30, 2020. The license is for a medical marijuana production facility and expires on June 30, 2022.

Clark County Limited Business License

NMG was granted license #2000032.MMR-301, a temporary business license by Clark County, Nevada (“Clark County”). The temporary business license expires on June 30, 2022.

Nevada State Business License

NMG was granted a Nevada State Business License on January 7, 2020 under the identification number #NV20141151164. The license has an expiry date of June 30, 2022.

Nevada Medical Marijuana Program – State Certificate (Cultivation)

Body and Mind was issued certificate number 30658964196185382559 to be a medical marijuana cultivation establishment on July 1, 2020 by the Department of Taxation for C144 (“Certificate 30658964196185382559”). The certificate expires on June 30, 2022.

Nevada Marijuana Cultivation Facility License

Body and Mind was issued license number 79806207400948405980 to be a marijuana cultivation facility on July 1, 2020 by the Department of Taxation for RC144 (“License 79806207400948405980”). The license expires on June 30, 2022.

Nevada Medical Marijuana Program – State Certificate (Production)

Body and Mind was issued certificate number 82120463387641172380 to be a medical marijuana production establishment on July 1, 2020 by the Department of Taxation for P044 (“Certificate 82120463387641172380”). The certificate expires on June 30, 2022.

Nevada Marijuana Production Facility License

Body and Mind was issued license number 20833618692863727137 to be a marijuana production facility on July 1, 2020 by the Department of Taxation for RP144 (“License 20833618692863727137”). The license expires on June 30, 2022.

California Bureau of Cannabis Control – State License

NMG San Diego, LLC was issued license number C10-0000653-LIC, a provisional storefront adult-use and medicinal retailer license on November 12, 2019 by the California Bureau of Cannabis Control. The license expires on November 11, 2022.

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

We have incurred losses in prior periods. For the fiscal year ended July 31, 2021, we incurred a comprehensive loss of $1,580,516 and, as of that date, we had an accumulated deficit of $17,126,510. Any losses in the future could cause the quoted price of our Common Shares on the CSE to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

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

Cannabis is a Schedule I controlled substance under the Controlled Substance Act (the “CSA”). Even in those jurisdictions in which the manufacture and use of medical cannabis has been legalized at the state level, the possession, use, cultivation, and transfer of cannabis remains a violation of federal law. Federal law criminalizing the use of cannabis pre-empts state laws that legalize its use for medicinal or adult-retail purposes, and therefore strict enforcement of federal law regarding cannabis would severely restrict our ability to carry out our business plan.

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

On January 4, 2018, Attorney General Jeff Sessions issued a memo updating the Department of Justice’s policy on federal marijuana enforcement (the “Sessions Memorandum”). The Sessions Memorandum effectively rescinded and replaced the Cole Memorandum, and directed all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to marijuana activities. While in theory the protections under the Cole Memorandum have been abolished, the new policy does not explicitly direct local U.S. Attorneys to launch an attack on state-legal marijuana businesses. Rather, the new policy promulgated by the Sessions Memorandum is to return local control to federal prosecutors who know where and how to deploy Justice Department resources most effectively to reduce violent crime, stem the tide of the drug crisis, and dismantle criminal gangs. The threat of federal prosecution remains for legitimate, state-legal marijuana businesses, including our business.

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

On April 11th, 2018, U.S. Senator Cory Gardner received assurances from former President Donald Trump that 1) states with legal marijuana industries would not be targeted by the Justice Department, 2) the rescission of the Cole Memorandum would not impact state’s legal marijuana industries, and 3) that the former President would support a federalism-based legislative solution to fix the states’ rights issue once and for all. The President’s comments are encouraging to legal marijuana businesses; however, no legislative action at the federal level has been taken.

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

Our Articles of Incorporation authorize the issuance of up to 900,000,000 Common Shares, with a par value of $0.0001 per share. As of November 12, 2021, the Company had 110,621,308 Common Shares issued and outstanding, 9,855,000 stock options outstanding and 17,215,284 share purchase warrants outstanding.

As at November 12, 2021, the Company’s 9,855,000 stock options outstanding of which only 8,336,250 stock options are exercisable into 8,336,250 Common Shares of the Company with the following terms:

Number of Options outstanding	Exercise price	Expiry dates
2,900,000	CAD$0.66	November 24, 2022
175,000	CAD$0.41	June 6, 2023
775,000	CAD$0.57	December 10, 2023
150,000	CAD$0.61	December 10, 2023
2,200,000	CAD$0.88	August 21, 2024
250,000	CAD$0.93	October 1, 2024
200,000	CAD$0.88	January 23, 2025
250,000	CAD$0.405	March 1, 2025
1,375,000	CAD$0.67	April 30, 2025
1,250,000	CAD$0.68	March 6, 2026
250,000	CAD$0.65	April 5, 2024
9,855,000

Number of Options exercisable	Exercise price	Expiry dates
2,900,000	CAD$0.66	November 24, 2022
175,000	CAD$0.41	June 6, 2023
855,000	CAD$0.57	December 10, 2023
150,000	CAD$0.61	December 10, 2023
2,200,000	CAD$0.88	August 21, 2024
250,000	CAD$0.93	October 1, 2024
150,000	CAD$0.88	January 23, 2025
187,500	CAD$0.405	March 1, 2025
1,031,250	CAD$0.67	April 30, 2025
312,500	CAD$0.68	March 6, 2026
125,000	CAD$0.65	April 5, 2024
8,336,250

As at November 12, 2021, the Company’s 17,215,284 share purchase warrants outstanding are exercisable into 17,215,284 Common Shares of the Company with the following terms:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
11,780,134	CAD$1.50	May 17, 2023
635,150	CAD$1.25	May 16, 2023
4,800,000	US$0.40	July 19, 2025
17,215,284

(1)

This figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by December 31, 2021, or cancelled if we do not draw on the Delayed Draw Term Loan.  Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until July 19, 2025.

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

On October 1, 2019, NMG Ohio, LLC entered into a three-year lease agreement with MMCA Development, LLC, an Ohio limited liability company, for the property located at 719 Sugar Lane, Elyria, Ohio 44035, containing approximately 4,000 square feet. The monthly rent is $4,000. On September 1, 2021, the lease agreement was assigned to NMG OH P1, LLC with the same terms.

On 28 August 2020, the Company assumed a five-year lease dated 10 January 2017, as amended on 7 September 2018, for the property located at 3411 E. Anaheim St., Long Beach, California. The Company has one option to extend the lease for five years. The rent is $7,317 per month increasing by 3% every year until 10 January 2022.

On December 4, 2020, NMG CA P1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suite 1, Cathedral City, California 92234, containing approximately 5,840 square feet. The lease agreement includes 3% annual base rent increases and two options to extend for five-years each. The base rent for the first twelve months is $6,028 plus common area expenses, beginning after the rent abatement period and the requirements for local permits are satisfied by the Landlord.

On February 10, 2021, NMG MI C1, Inc. entered into a five-year lease agreement with 254 River Street, LLC, a Michigan limited liability company, for the property located at 254 River St., Manistee, Michigan 49660, containing approximately 30,000 square feet. The base rent is $22,500 during the operational period, beginning after the rent abatement and reduced rent periods. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each.

On February 10, 2021, NMG MI P1, Inc. entered into a five-year lease agreement with 254 River Street, LLC, a Michigan limited liability company, for the property located at 254 River St., Manistee, Michigan 49660, containing approximately 30,000 square feet. The base rent is $7,500 during the operational period, beginning after the rent abatement and reduced rent periods. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each.

On April 23, 2021, NMG MI 1, Inc. entered into a five-year lease agreement with Kendal Properties, LLC, a Michigan limited liability company, for the property located at 885 E. Apple Ave., Muskegon, Michigan 49442, containing approximately 2,500 square feet. The base rent is $5,000 during the operational period, beginning after the rent abatement and reduced rent periods. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each.

ITEM 3.

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

Quarter Ended	High Bid	Low Bid
July 31, 2021	$0.55	$0.30
April 30, 2021	$1.00	$0.38
January 31, 2021	$0.76	$0.22
October 31, 2020	$0.44	$0.16
July 31, 2020	$0.49	$0.21
April 30, 2020	$0.53	$0.15
January 31, 2020	$0.92	$0.33
October 31, 2019	$1.18	$0.56
July 31, 2019	$2.15	$0.65

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

Quarter Ended	High		Low
July 31, 2021	CAD$	0.63	CAD$	0.38
April 30, 2021	CAD$	1.14	CAD$	0.48
January 31, 2021	CAD$	0.98	CAD$	0.34
October 31, 2020	CAD$	0.52	CAD$	0.28
July 31, 2020	CAD$	0.68	CAD$	0.30
April 30, 2020	CAD$	0.72	CAD$	0.22
January 31, 2020	CAD$	1.05	CAD$	0.43
October 31, 2019	CAD$	1.56	CAD$	0.76
July 31, 2019	CAD$	2.89	CAD$	0.84

On November 15, 2021 the last reported sale price of our common stock on the OTCQB was $0.42 per share and the last reported sale price of our common stock on the CSE was CAD$0.53 per share.

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

As of November 12, 2021, we have 9,855,000 stock options outstanding which are exercisable into 9,855,000 Common Shares, subject to vesting provisions.

Warrants

As of November 12, 2021, we had 17,215,284 common share purchase warrants outstanding which are exercisable into 17,215,284 Common Shares. This figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by December 31, 2021, or cancelled if we do not draw on the Delayed Draw Term Loan.  Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until July 19, 2025.

Holders of Common Shares

As of November 12, 2021, we had 195 shareholders of record, which does not include shareholders whose shares are held in street or nominee names, if any.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows our equity securities that are authorized for issuance pursuant to equity compensation plans for our most recently completed financial year ended July 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,855,000	CAD$0.71	982,778
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	9,855,000	CAD$0.71	982,778

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

On December 11, 2018, the Company issued 2,050,000 stock options in accordance with the Company’s stock option plan at an exercise price of CAD$0.57 per share for a five-year term expiring December 10, 2023, of which there are currently only 775,000 stock options outstanding from such grant of stock options. The options were granted to current directors, officers, employees and consultants of the Company. During the year ended July 31, 2021, the Company cancelled 50,000 stock options (2020 - 525,000 stock options) in this series due to forfeiture. A total of 700,000 stock options were exercised during the year ended July 31, 2021.

The fair value of the stock options was calculated to be $880,595 (CAD$1,165,117) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	5 years
Expected volatility	265%
Expected dividend yield	0%
Risk-free interest rate	2.03%

On August 21, 2019, the Company issued 2,850,000 stock options with an exercise price of CAD$0.88 per share for a term of five years expiring on August 21, 2024, of which there are currently only 1,850,000 stock options outstanding from such grant of stock options. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant. During the year ended 31 July 2021, the Company cancelled 50,000 stock options (2020 - 950,000 stock options) in this series due to forfeiture.

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

On March 6, 2021, the Company issued 1,250,000 stock options with an exercise price of CAD$0.68 per share for a term of five years expiring on March 6, 2026. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

The total fair value of the stock options granted was calculated to be $456,211 (CAD$577,928) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125 years
Expected volatility	112%
Expected dividend yield	0%
Risk-free interest rate	0.49%

On April 5, 2021, the Company issued 250,000 stock options with an exercise price of CAD$0.65 per share for a term of five years expiring on April 5, 2026. The options are subject to vesting provisions such that 25% of the options vest three months from the date of grant, 25% of the options vest six months from the date of grant, 25% of the options vest nine months from the date of grant and 25% of the options vest twelve months from the date of grant.

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

Recent Sales of Unregistered Securities

Year Ended July 31, 2021

On July 19, 2021, we issued an aggregate of 8,000,000 common stock purchase warrants (each, a “Warrant”) to one entity of which (i) 4,800,000 Warrants will entitle the holder to acquire shares of common stock (each, a “Warrant Share”) at an exercise price of US$0.40 per Warrant Share until July 19, 2025, and (ii) 3,200,000 Warrants will be held in escrow by the Company and released to the entity at the time the we draw on a delayed the Delayed Draw Term Loan, or cancelled if we do not draw on the Delayed Draw Term Loan, which will entitle the holder to acquire a Warrant Share at an exercise price of US$0.45 per Warrant Share until July 19, 2025.We relied on the exemption from registration under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”), provided by Rule 506(b) of Regulation D with respect to the issuance of the Warrants based on representations and warranties provided to us by the holder.

Subsequent to the Year Ended July 31, 2021

Pursuant to certain licensing milestones being achieved under a lease agreement for a premises in Muskegon, Michigan and certain licensing and operational milestones being achieved under two lease agreements for a premises in Manistee, Michigan, on September 21, 2021, we issued 238,929 shares of common stock at a deemed price of CAD$0.3938 per share to one entity based on the terms and conditions of the certain lease agreement for the Muskegon, MI premises and issued an aggregate of 1,304,601 shares of common stock at a deemed price of CAD$0.3937 per share to another entity based on the terms and conditions of the two lease agreements for the Manistee, MI premises. We relied upon the exemption from registration under the U.S. Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect to the issuance of the shares of common stock to the two entities.

ITEM 6. SELECTED FINANCIAL DATA

The following tables provide selected financial data for each of the past two years, and should be read in conjunction with, and are qualified in their entirety be reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes for the fiscal year ended July 31, 2021, as presented under Item 8. Financial Statements and Supplementary Data. These historical results are not necessarily indicative of the results to be expected for any future period.

INCOME STATEMENT DATA	Year Ended 31 July 2021	Year Ended 31 July 2020
Revenue	$26,900,869	$6,232,521
Sales tax	$1,200,845	$945,232
Cost of sales	$13,709,815	$3,778,898
Gross Margin	$11,990,209	$1,508,391
Operating Expenses	$(11,402,882)	$(7,055,199)
Comprehensive Loss	$(1,580,516)	$(4,693,935)
Net Loss Per Share	$(0.02)	$(0.04)
Weighted Average Number of Common Shares Outstanding (basic and diluted)	108,463,019	102,644,757

BALANCE SHEET DATA	As at 31 July 2021	As at 31 July 2020
Working Capital	$7,852,848	$2,791,289
Total Assets	$48,125,811	$38,799,268
Accumulated Deficit	$(17,126,510)	$(14,865,608)
Shareholders’ Equity	$34,350,721	$33,304,449

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report on Form 10-K filing for the fiscal year ended July 31, 2021, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended July 31, 2021 and 2020 and our financial condition as at July 31, 2021 and 2020, with a particular emphasis on fiscal 2021, our most recently completed fiscal year.

Overview

Our principal business is the production and cultivation of medical and recreational marijuana in Nevada pursuant to licenses held by NMG operating under the marquee brand name of Body & Mind and produces flower, oil, extracts and edibles and are available for sale in dispensaries in Nevada. In addition, we have retail/ dispensary operations in Ohio pursuant to the licenses held by NMG, retail/dispensary operations in California pursuant to licenses held by NMG SD and NMG LB and brand directors services and licensing arrangements with a licensed manufacturer in California providing Body and Mind branded products to dispensaries in California, Ohio and Arkansas.

Results of Operations for the years ended July 31, 2021 and 2020

The following table sets forth our results of operations for the fiscal years ended July 31, 2021 and 2020:

	July 31, 2021 $	July 31, 2020 $
Sales	26,900,869	6,232,521
Cost of sales and other	(14,910,660)	(4,724,130)
General and Administrative Expenses	(11,402,882)	(7,055,199)
Other Items	(397,079)	1,082,587
Net Loss	(1,976,461)	(4,598,389)
Foreign Currency Translation Adjustment	395,945	(95,546)
Comprehensive Loss	(1,580,516)	(4,693,935)
Basic and Diluted Loss Per Share	(0.02)	(0.04)

Revenues

For the year ended July 31, 2021, we had total net sales of $25,700,024 and cost of sales of $13,709,815 for a gross margin of $11,990,209 compared to total net sales of $5,287,289 and cost of sales of $3,778,898 for a gross margin of $1,508,391 in the year ended July 31, 2020. During the year ended July 31, 2021, the Company recorded product sales as follows:

Revenues – By Segment	Year ended July 31, 2021 $	%

Wholesale	8,103,674	30%
Retail	18,797,195	70%

Total	26,900,869

Operating Expenses

For the year ended July 31, 2021, general and administrative expenses totaled $11,402,882 compared with $7,055,199 for the year ended July 31, 2020. A significant reason for the increase in general and administrative expenses between the years related to increased depreciation from $112,025 to $1,457,550, license, utilities and office administration from $1,090,215 to $2,462,815 and salaries and wages increased from $1,589,037 to $3,400,472 as a result of various ongoing acquisitions and expansions and as a result of increased operations in Nevada as well as the total number of employees under payroll.

Income Taxes

The (benefit) expense for income taxes consists of the following:

	2021	2020

Current:
Federal	$2,281,497	$1,428,797
State	99,322	9,040
	2,380,819	1,437,838

Deferred:
Federal	(214,352)	(1,303,670)
State	242	-
	(214,110)	(1,303,670)

Total (benefit) expense for income taxes	$2,166,709	$134,168

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

	2021	2020

Net loss for the year before income tax	$(190,248)	$(4,464,221)
Federal and state income tax rates	21.00%	21.00%

Expected income tax recovery	39,951	(937,486)
IRC 280E disallowance	1,935,581	941,288
Stock options	243,829	268,439
Impairment of consolidated investment	176,816	-
Non-consolidated income	-	54,147
Other permanent differences	(82,301)	15,757
Change in estimates and others	-	1,193,750
Opening deferred tax adjustments	(284,621)	(1,251,727)
Change in tax rates	7,598	-
Change in benefit not recognized	129,856	(150,000)

Total income tax expense	$2,166,709	$134,168

Other Items

During the year ended July 31, 2021, our other items accounted for $397,079 in expenses as compared to $1,082,587 in income for the year ended July 31, 2020. The significant components in other items primarily relates to the Company’s decrease in interest income on the secured convertible note related to the investment in GLDH and convertible loan receivable from CCG which decreased from $1,119,503 to $163,558. The Company also recognized impairment loss of $592,547 related to its investments in NMG Ohio and GLDH.

Net Loss

Net loss for the year ended July 31, 2021 totaled $1,976,461 compared with a net loss of $4,598,389 for the year ended July 31, 2020. The decrease in net loss of $2,621,928 is largely due to the increase in sales and gross maring as discussed above partly offset by an increase general and administrative expenses as discussed above.

Other Comprehensive Income (Loss)

We recorded translation adjustments gain of $395,945 and loss of $95,546 for the year ended July 31, 2021 and 2020, respectively. The amounts are included in the statement of operations as other comprehensive income(loss) for the respective years.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of July 31, 2021 and 2020:

	As of July 31, 2021	As of July 31, 2020

Cash reserves	$7,374,194	$1,352,130
Working capital	$7,852,848	$2,791,289

Financings

During the year ended July 31, 2021, the Company issued 700,000 common shares upon exercise of 700,000 stock option awards with an exercise price of CAD$0.57 per common share for proceeds of $317,045 (CAD$399,000).

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

Statement of Cashflows

During the year ended July 31, 2021, our net cash increased by $6,022,064 (2020: decrease of $7,652,586), which included net cash provided by operating activities of $294,965 (2020: used $2,310,164), net cash used in investing activities of $831,997 (2020: $5,337,715), net cash provided by financing activities of $6,165,726 (2020: $90,839) and effect of exchange rate changes on cash and cash equivalents of $393,370 (2020: ($95,546)).

Cash Flow used in Operating Activities

Cash flow from operating activities totaled $294,965 during the year ended July 31, 2021 and cash used in operating activities totaled $2,310,164 during the year ended July 31, 2020. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $1,976,461 during the year ended July 31, 2021 compared to $4,598,389 in 2020. The net loss in 2021 included, among other things, non-cash depreciation of $765,857 (2020: $378,105), amortization of right-of-use assets of $431,427 (2020: $123,240), amortization of licenses of $1,122,415 (2020: $78,025), equity-method investment change from earnings of $13,219 (2020: $397,119), impairment loss on its investments in NMG Ohio and GLDH of $592,747 (2020: $Nil), and stock-based compensation of $975,555 (2020: $1,278,282).

The following non-cash items further adjusted the loss for the year ended July 31, 2021 and 2020:

•

Increase in amounts receivable and prepaid of $528,364 (2020: $23,077), increase in inventory of $809,491 (2020: $587,514), decrease in trade payables and accrued liabilities of $194,328 (2020: $290,060), decrease in lease liabilities of $536,985 (2020: $88,155), increase in income taxes payable of $1,798,668 (2020: $1,370,121), decrease in due to related parties of $3,439 (2020: increase of $39,985), net increase in loan due from NMG Ohio of $891,279 (2020: loan due to NMG Ohio of $1,139,560) and decrease in deferred tax liability of $214,110 (2020: 1,303,670).

Cash Flow used in Investing Activities

During the year ended July 31, 2021, investing activities used cash of $831,997 compared to $5,337,715 during the year ended July 31, 2020. The change in cash used in investing activities from the year ended July 31, 2021 relates primarily to investment in NMG Ohio of $136,325 (2020: $Nil), investment in Green Light District Holdings, Inc. of $Nil (2020: $2,893,609), cash received from acquisition of Green Light District Holdings, Inc. of $65,340 (2020: $Nil), additional property and equipment of $402,459 (2020: $871,720), and payments to SD of $Nil (2020: $334,348). The Company also provided a convertible loan of $358,553 (2020: $1,238,038) to CCG in Arkansas.

Cash Flow provided by Financing Activities

During the year ended July 31, 2021, financing activities provided cash of $6,165,726 compared to $90,839 during the year ended July 31, 2020. During the year ended July 31, 2021, the Company issued 700,000 common shares for proceeds of $313,415 related to the exercise of 700,000 options. During the year ended July 31, 2020, the Company issued 165,715 common shares for proceeds of $90,839 related to the exercise of 165,715 warrants.

During the year ended July 31, 2021, the Company received $6,666,666 initial loan ($5,852,311 after the 10% origination discount and other fees). See Loan Agreement section under Material Contracts.

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

Subsequent events

On August 6, 2021, we entered into management agreements with each of NMG IL 1, LLC (“NMG IL 1”) and NMG IL 4, LLC (“NMG IL 4”) along with an option to indirectly acquire all of the membership interests in each of NMG IL 1 and NMG IL 4 pursuant to a convertible credit facility between our subsidiary, DEP and each of NMG IL 1 and NMG IL 4, and membership interest purchase agreements between DEP and the members of NMG IL 1 and NMG IL 4, subject to obtaining all required local and state regulatory authorization. Each of NMG IL 1 and NMG IL 4 have been identified in the Illinois Department of Financial and Professional Regulation (IDFPR) results of the Social Equity Justice Involved Lottery for 55 Conditional Adult-Use Cannabis Dispensary Licenses (Conditional Licenses) across the state. The certified results are from a lottery with a pool of applicants who scored 85 % or greater in their applications. NMG IL 1 and NMG IL 4 were drawn in BLS Region #5 (Chicago-Naperville-Elgin) where 36 conditional licenses are available. The applications are not tied to specified locations.

On or about September 2, 2021, Australis Capital Inc. sold 9,900,000 of our restricted common shares in a private transaction which resulted in Australis Capital Inc.’s beneficial ownership dropping below 10% of our outstanding common shares. As a result of Australis Capital Inc.’s beneficial ownership falling below 10%, the Strategic Investment Agreement terminated and monthly commercial advisory and consulting fees paid from the Company to Australis were terminated along with Australis Capital Inc’s entitlement to nominate a director to the board of directors of our Company.

On September 17, 2021, we closed the acquisition of the remaining 70% interest in NMG Ohio . The transaction included the transfer of a dispensary license for the Clubhouse Dispensary in Elyria, Ohio to our wholly owned subsidiary, NMG OH 1, LLC, which became effective on September 4, 2020. The transaction also included the final award of a production license which has now been transferred to our wholly owned subsidiary, NMG OH P1 LLC. As a result of the closing of this acquisition, we now indirectly own 100% of NMG Ohio.

On September 21, 2021, we reported plans to enter the Michigan market with fully funded dispensary, cultivation and production facilities. We have leased a commercial building in Manistee, MI with the intent of developing a cultivation facility with 50,000 square feet of canopy as well as a production facility. Architectural plans are complete for phase one which is planned for 20,000 square feet of canopy, 5,000 square feet of processing and 5,000 square feet of multi-use and office space. The second phase of development is planned for 30,000 square feet of canopy. We, through a wholly owned Michigan subsidiary, have received local and state licensing for our first Michigan dispensary, located in Muskegon. This is a social equity license granted in a limited license jurisdiction. Architect plans are complete, hawse have received our building permit, and construction has started on the leased building. Our dispensary is on a main thoroughfare street with exceptional parking.

On November 12, 2021 the Compensation Committee and Board of Directors of Body and Mind approved an Executive Bonus Program for FY2022 for the CEO, COO and CFO. The Board of Directors approved an incentive-based cash bonus program for CEO’s consulting company and for the COO of up to a maximum of $200,000 per CEO or COO based on the consolidated revenue performance of the Company for each quarter of the fiscal year ended July 31, 2022 compared to the prior quarter. Each of the CEO and COO could earn (i) $5,000 in cash for each 1% revenue growth over the prior quarter, and/or (ii) $10,000 in cash for each 1% Adjusted EBITDA growth over the prior quarter, all subject to a $50,000 maximum amount per executive that could be earned for each quarter of the fiscal year ended July 31, 2022.  In addition, the Compensation Committee and the Board of Directors approved that they will consider a further discretionary cash bonus to the CEO’s consulting company and the COO at the fiscal year ended July 31, 2022, based on performance metrics of the Company over the course of the fiscal year ended July 31, 2022.

Furthermore, on November 12, 2021, the Compensation Committee and the Board of Directors approved a cash bonus to be paid to the CFO’s consulting company up to a maximum of $40,000 based on the timing of the filing of Company’s periodic reports for the fiscal year ended July 31, 2022. The bonus consists of a quarterly bonus of $10,000 per quarter based on filing of the Company’s Form 10-Q’s and 10-K by the filing deadline, not including any extensions pursuant to Rule 12b-25 under the Exchange Act.

Pursuant to certain licensing milestones being achieved under a lease agreement for a premises in Muskegon, Michigan and certain licensing and operational milestones being achieved under two lease agreements for a premises in Manistee, Michigan, on September 21, 2021, we issued 238,929 shares of common stock at a deemed price of CAD$0.3938 per share to one entity based on the terms and conditions of the certain lease agreement for the Muskegon, MI premises and issued an aggregate of 1,304,601 shares of common stock at a deemed price of CAD$0.3937 per share to another entity based on the terms and conditions of the two lease agreements for the Manistee, MI premises.

Outstanding share data

At November 12, 2021, we had 110,621,308 issued and outstanding common shares, 9,855,000 outstanding stock options and 17,215,284 outstanding warrants. The outstanding warrant figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by December 31, 2021, or cancelled if we do not draw on the Delayed Draw Term Loan.  Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until July 19, 2025.

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

•	Business Combination

The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination in order to record the tangible and intangible assets acquired and liabilities assumed based on our best estimate of fair value. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. Significant estimation is required in determining the fair value of the customer relationship intangible assets, deferred revenue and contingent consideration liabilities. The significant estimation is primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, deferred revenue and contingent consideration liabilities, as well as the sensitivity of the respective fair values to the underlying significant assumptions. We use the income approach to measure the fair value of these intangible assets. The significant assumptions used to estimate the fair value of the intangible assets included forecasted revenues from existing customers and existing customer attrition rates. When estimating the significant assumptions to be used in the valuation we include a consideration of current industry information, market and economic trends, historical results of the acquired business and other relevant factors. These significant assumptions are forward-looking and could be affected by future economic and market conditions. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective for the Company beginning in the first quarter of 2023. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments. Early adoption of the proposed amendments would be permitted, including adoption in an interim period. The Company is currently assessing the impact this standard will have on the Company’s condensed consolidated financial statements.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital of $7,852,848 as at July 31, 2021. The Company outlined substantial doubt about its ability to continue as a going concern in a prior quarter which has been alleviated by securing long term debt, cash flow positive operations and increased sales. The Company anticipates that current cashflow positive operations, cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 15 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

BODY AND MIND INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended 31 July 2021 and 2020

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Body and Mind Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Body and Mind Inc. (“the Company”) as of July 31, 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended July 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2021, and the results of its operations and its cash flows for the year ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations

Description of the Critical Audit Matter

As described in note 11 to the consolidated financial statements, the Company completed two business acquisitions with consideration totaling $3,814,788 and $8,378,568, respectively. The Company has accounted for both acquisitions under the acquisition method of accounting which requires the assets acquired and liabilities assumed to be recorded at fair value as of the transaction date, for which the Company utilized valuation reports from a third-party valuation firm. We identified the recognition, measurement and disclosure of these acquisitions as a critical audit matter.

The recognition, measurement and disclosure of the Company’s business combinations in the financial statements were considered especially challenging and required significant auditor judgment due to the complex determination by management of the appropriate assumptions, such as discount rates, revenue growth rates, and projected profit margins, for the valuation of acquired net assets and expected probabilities of key outcomes for the valuation of assumed liabilities. The Company used income valuation models including the Multi-Period Excess Earnings Model to measure the fair value of licenses and customer-based intangibles obtained.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

•	Testing management’s process for developing the fair value estimates.
•	Evaluating management’s and the valuation specialist’s identification of assets acquired and liabilities assumed.
•	Evaluating the appropriateness of the income valuation models used by the third-party specialist.
•	Testing the completeness and accuracy of underlying data provided by management and used in the fair value estimates.
•	Evaluating the significant assumptions used related to sales growth, discount rates, gross profit margins, contributary asset charges, tax rate and useful lives to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
•	Evaluated the qualifications of the third-party firm engaged by the Company based on their credentials and experience.
•	Evaluated the accuracy and completeness of the financial statement presentation and disclosure of the acquisitions.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the valuation models and discount rate assumptions.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2021.

Draper, UT

November 18, 2021

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Costa Mesa, CA

December 15, 2020

Body and Mind Inc.		Statement 1

Consolidated Balance Sheets
(U.S. Dollars)
ASSETS	As of 31 July 2021	As of 31 July 2020

Current
Cash	$7,374,194	$1,352,130
Amounts receivable	1,544,957	972,705
Interest receivable on convertible loan (Note 6)	150,000	78,000
Prepaids	413,246	138,016
Inventory (Note 5)	2,936,156	1,769,837
Convertible loan receivable (Note 6)	1,648,816	1,290,263
Other loan receivable (Note 7)	239,834	-
Total Current Assets	14,307,203	5,600,951

Deposit	470,546	-
Investment in NMG Ohio LLC (Note 8)	-	3,161,240
Loan receivable from NMG Ohio LLC (Note 8)	891,279	-
Investment in and advances to GLDH (Note 9)	-	8,910,854
Property and Equipment net (Note 10)	4,893,790	4,599,204
Operating lease right-of-use assets (Note 15)	2,539,023	2,133,815
Brand and Licenses net (Note 12)	19,855,068	11,757,483
Goodwill (Note 12)	5,168,902	2,635,721
TOTAL ASSETS	$48,125,811	$38,799,268

LIABILITIES
Current
Accounts payable	$1,686,376	$753,846
Accrued liabilities	105,538	30,712
Income taxes payable	3,832,078	1,609,479
Due to related parties (Note 13)	52,074	52,937
Loan payable (Note 14)	16,874	-
Current portion of operating lease liabilities (Note 15)	761,415	362,688
Total Current Liabilities	6,454,355	2,809,662

Long-term operating Lease Liabilities (Note 15)	2,323,525	1,806,212
Loan payable (Note 14)	4,798,871	-
Loan Payable to NMG Ohio LLC (Note 8)	-	466,495
Deferred Tax Liability	198,339	412,450
TOTAL LIABILITIES	13,775,090	5,494,819

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 16)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
109,077,778 (2020–107,513,812) Common Shares	10,907	10,751
Additional Paid-in Capital	50,312,013	47,665,678
Shares to be Issued	-	19,703
Other Comprehensive Income	1,127,713	731,768
Accumulated Deficit	(17,126,510)	(14,865,608)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO BAM STOCKHOLDERS	34,324,123	33,562,292
NON-CONTROLLING INTEREST	26,598	(257,843)
TOTAL EQUITY	34,350,721	33,304,449
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,125,811	$38,799,268

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.	Statement 2

Consolidated Statements of Operations
(U.S. Dollars)

	Year Ended 31 July
	2021	2020

Sales	$26,900,869	$6,232,521
Sales tax	(1,200,845)	(945,232)
Cost of sales	(13,709,815)	(3,778,898)
Gross profit	11,990,209	1,508,391

Operating Expenses
Accounting and legal	973,594	676,935
Bad debt expense	-	54,047
Business development	282,865	449,949
Consulting fees	537,760	565,472
Depreciation	1,457,550	112,025
Insurance	170,520	113,523
Lease expense	431,427	219,384
Licenses, utilities and office administration	2,462,815	1,090,215
Management fees (Note 13)	405,134	449,877
Regulatory, filing and transfer agent fees	61,415	65,997
Rent	186,822	275,102
Salaries and wages	3,400,472	1,589,037
Stock-based compensation (Note 16)	975,555	1,278,282
Travel	56,953	115,354
Total Operating Expenses	(11,402,882)	(7,055,199)
Net Operating Income (Loss)	587,327	(5,546,808)
Other Income (Expenses)
Foreign exchange, net	235	5,388
Interest expense	(53,394)	(132,718)
Interest income	163,558	1,119,503
Loss on impairment (Notes 8 and 9)	(592,547)	1,008
Loss on settlement (Note 21)	-	(331,743)
Other income (expenses)	(95,416)	26,046
Gain on bargain purchase (Note 11)	167,266	-
Equity-method investment change from earnings (Note 8)	13,219	397,119
Net Income (Loss) Before Income Tax	$190,248	$(4,464,221)
Income tax expense	(2,166,709)	(134,168)
Net Loss	(1,976,461)	(4,598,389)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	395,945	(95,546)
Comprehensive Loss	$(1,580,516)	$(4,693,935)
Net income (loss) attributable to:
Body and Mind Inc.	(2,260,902)	(4,340,546)
Non-controlling interest	284,441	(257,843)

Comprehensive income (loss) attributable to:
Body and Mind Inc.	(1,864,957)	(4,436,092)
Non-controlling interest	284,441	(257,843)
Loss per Share – Basic and Diluted	$(0.02)	$(0.04)
Weighted Average Number of Shares Outstanding	108,463,019	102,644,757

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.						Statement 3

Consolidated Statements of Changes in Stockholders’ Equity
(U.S. Dollars)

			Additional		Other		Non-
	Common Shares		paid-in	Shares to be	comprehensive	Accumulative	controlling
	Number	Amount	capital	issued	income	Deficit	interest	Total
Balance – 31 July 2019	97,279,891	$9,728	$41,765,408	$1,118,815	$827,314	$(10,525,062)	$-	$33,196,203
Common stock issued in acquisition of GLDH (Note 9)	7,018,115	702	4,094,255	-	-	-	-	4,094,957
Conversion of debt	2,909,091	291	1,196,793	(1,197,084)	-	-	-	-
Exercise of warrants (Note 16)	165,715	16	90,823	-	-	-	-	90,839
Escrow release	141,000	14	33,533	(33,547)	-	-	-	-
Share payment reduction related to investment in GLDH (Note 9)	-	-	(793,416)	-	-	-	-	(793,416)
Stock-based compensation (Note 16)	-	-	1,278,282	-	-	-	-	1,278,282
Accretion and interest on convertible debt	-	-	-	131,519	-	-	-	131,519
Foreign currency translation adjustment	-	-	-	-	(95,546)	-	-	(95,546)
Loss for the year	-	-	-	-	-	(4,340,546)	(257,843)	(4,598,389)
Balance – 31 July 2020	107,513,812	10,751	47,665,678	19,703	731,768	(14,865,608)	(257,843)	33,304,449
Common stock issued in acquisition of NMG Ohio LLC (Note 8)	793,466	79	296,963	-	-	-	-	297,042
Exercise of options (Note 16)	700,000	70	316,975	-	-	-	-	317,045
Escrow release	70,500	7	19,696	(19,703)	-	-	-	-
Warrants issued with debt (Note 14)	-	-	1,037,146	-	-	-	-	1,037,146
Stock-based compensation (Note 16)	-	-	975,555	-	-	-	-	975,555
Foreign currency translation adjustment	-	-	-	-	395,945	-	-	395,945
Loss for the year	-	-	-	-	-	(2,260,902)	284,441	(1,976,461)
Balance – 31 July 2021	109,077,778	10,907	50,312,013	-	1,127,713	(17,126,510)	26,598	34,350,721

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.	Statement 4

Consolidated Statements of Cash Flows
(U.S. Dollars)
	Year Ended 31 July
Cash Resources Provided By (Used In)	2021	2020
Operating Activities
Net loss for the year	$(1,976,461)	$(4,598,389)
Items not affecting cash:
Accrued interest and accretion	15,474	131,519
Accrued interest income	(72,000)	(1,029,503)
Advances to GLDH expensed during the year	-	680,018
Amortization of licenses	1,122,415	78,025
Amortization of ROU assets	431,427	123,240
Bargain purchase	(167,266)	-
Deferred tax expense	(214,110)	(1,303,670)
Depreciation	765,857	378,105
Foreign exchange	(236)	196,621
Equity-method investment change from earnings	(13,219)	(397,119)
Impairment loss	592,747	-
Loss on settlement	-	331,743
Stock-based compensation	975,555	1,278,282
Write off of amounts receivable	-	1,008
Write off of inventory	-	208,096
Amounts receivable and prepaids	(528,364)	(23,077)
Interest receivable on convertible loan	-	51,000
Inventory	(809,491)	(587,514)
Trade payables and accrued liabilities	(194,328)	(290,060)
Income taxes payable	1,798,668	1,370,121
Due to related parties	(3,439)	39,985
Lease liabilities	(536,985)	(88,155)
Loan to NMG Ohio LLC	(891,279)	(112,869)
Loan from NMG Ohio LLC	-	1,252,429
Cash provided by (used in) operating activities	294,965	(2,310,164)

Investing Activities
Investment in NMG Ohio, LLC, net of cash received	(136,325)	-
Investment in GLDH, net of cash received	65,340	(2,893,609)
Other investments	-	(334,348)
Purchase of property and equipment	(402,459)	(871,720)
Convertible loan receivable	(358,553)	(1,238,038)
Cash used in investing activities	(831,997)	(5,337,715)

Financing Activities
Issuance of shares, net of share issue costs	313,415	90,839
Proceeds from loans payable, net	5,852,311	-
Cash provided by financing activities	6,165,726	90,839

Effect of exchange rate changes on cash	393,370	(95,546)

Net Increase (Decrease) in Cash	6,022,064	(7,652,586)
Cash– Beginning of Year	1,352,130	9,004,716
Cash– End of Year	$7,374,194	$1,352,130

Supplemental Disclosures with Respect to Cash Flows (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
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

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name	Jurisdiction	Ownership	Date of acquisition or formation
DEP Nevada Inc. (“DEP Nevada”)	Nevada, USA	100%	10 August 2017
Nevada Medical Group LLC (“NMG”)	Nevada, USA	100%	14 November 2017
NMG Long Beach LLC	California, USA	100%	18 December 2018
NMG Cathedral City LLC	California, USA	100%	4 January 2019
NMG San Diego LLC	California, USA	60%	30 January 2019
NMG OH 1, LLC	Ohio, USA	100%	30 January 2020
NMG MI 1, Inc.	Michigan, USA	100%	24 June 2021
NMG MI C1 Inc.	Michigan, USA	100%	24 June 2021
NMG MI P1 Inc.	Michigan, USA	100%	24 June 2021

All inter-company transactions and balances are eliminated upon consolidation.

These consolidated financial statements include the following investments accounted for using the equity method of accounting:

Name	Jurisdiction	Ownership	Date of acquisition or formation
NMG Ohio LLC	Ohio, USA	30%	27 April 2017

2.	Recent Accounting Pronouncements

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
For the year ended 31 July 2021
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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective for the Company beginning in the first quarter of 2023. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments. Early adoption of the proposed amendments would be permitted, including adoption in an interim period. The Company is currently assessing the impact this standard will have on the Company’s consolidated financial statements.

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

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 31 July 2021 and 2020, the Company has no allowance for doubtful accounts.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

3.	Significant Accounting Policies – Continued

Revenue recognition

The Company recognizes revenue from product sales when our customers obtain control of our products. This determination is based on the customer specific terms of the arrangement for wholesale operations. Upon transfer of control, the Company has no further performance obligations. All retail sales are considered COD.

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

See Note 17 for revenue disaggregation table.

Inventory

Inventory consists of raw material, work in progress (live plants and plants in the drying process), finished goods, and consumables. The Company values its raw material, finished goods and consumables at the lower of the actual costs or its current estimated market value less costs to sell. The Company values its work in progress at cost. The Company periodically reviews its inventory for obsolete and potentially impaired items. As of 31 July 2021 and 2020, the Company has no allowance for inventory obsolescence.

Loans receivable

The Company carries its loans receivable at cost and are reviewed for indicators of impairment at least annually.

Property and equipment

Property and equipment are recorded at cost and are amortized over their estimated useful lives on a straight-line basis as follows:

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
For the year ended 31 July 2021
U.S. Dollars

3.	Significant Accounting Policies – Continued

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. Potentially dilutive options of 9,855,000 and warrants of 17,215,284 existed at 31 July 2021. This figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by December 31, 2021, or cancelled if we do not draw on the Delayed Draw Term Loan.  Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until July 19, 2025.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

3.	Significant Accounting Policies – Continued

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As of 31 July 2021 and 2020, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is in U.S. dollars. The Company’s subsidiaries have a functional currency in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Exchange gains and losses on inter-company balances that form part of the net investment in foreign operations are included in other comprehensive income. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The exchange rates used to translate Canadian dollar to U.S. dollar was 0.8024 for monetary assets and liabilities and 0.7855 as an average rate for transactions occurred during the year ended 31 July 2021. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net loss.

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

The Company’s convertible note receivable was measured at fair value (Note 6).

Other current financial assets and current financial liabilities have fair values that approximate their carrying values.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
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

4.	Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 July 2021 and 2020:

	As of 31 July 2021	As of 31 July 2020
Financial assets at fair value
Cash	$7,374,194	$1,352,130
Convertible loan receivable	1,648,816	1,290,263

Total financial assets at fair value	$9,023,010	$2,642,393

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
For the year ended 31 July 2021
U.S. Dollars

4.	Financial Instruments – Continued

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company has cash flows from operations of $294,965 for the year ended 31 July 2021, and had working capital of $7,852,848 at 31 July 2021. The Company outlined substantial doubt about its ability to continue as a going concern in a prior quarter which has been alleviated by securing long term debt, cash flow positive operations and increased sales. The Company anticipates that current cashflow positive operations, cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 15 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

5.	Inventory

	31 July 2021	31 July 2020

Work in progress	$503,215	$211,621
Finished goods	1,547,493	959,939
Consumables	885,448	598,277

Total	$2,936,156	$1,769,837

6.	Convertible loan receivable

Effective March 15, 2019, the Company, through its wholly owned subsidiaries, DEP Nevada and NMG, entered into a convertible loan agreement and a management agreement with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical cannabis dispensary facility in West Memphis, Arkansas. The convertible loan agreement can be extended by either party and the current agreement has a maturity date of March 30, 2022.  Under no circumstances the maturity date of the convertible loan agreement shall extend beyond the expiration of the management agreement as described below.

Pursuant to the management agreement, NMG will provide operations and management services, including management, staffing, operations, administration, oversight, and other related services. Under the management agreement, NMG will be required to obtain approval from CCG for any key decisions as defined in the agreement and accordingly the Company does not control CCG. NMG will be paid a monthly management fee equal to 66.67% of the monthly net profits of CCG, subject to conversion of the convertible loan as discussed below upon which the monthly management fee shall be $6,000 per month, unless otherwise agreed by the parties in writing. The management agreement has an expiration of March 15, 2024 and can be mutually extendable.

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
For the year ended 31 July 2021
U.S. Dollars

6.	Convertible loan receivable – Continued

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The sum of these two valuations is the fair value of the loan receivable balance of $1,648,816. Management believes that the accretion of the straight debt portion and embedded derivative related to the conversion option are not material due to the short term maturity of the loan. At 31 July 2021, the Company had advanced $1,648,816 (2020 - $1,290,263) and accrued interest income of $72,000 (2020 - $90,000) for the year ended 31 July 2021. As of 31 July 2021, total interest receivable was $150,000 (2020 - $78,000).

7.	Loan receivable

The loan receivable at 31 July 2021 in the amount of $239,834 acquired from NMG LB (Note 11) is due from an arm’s length party that is unsecured, non-interest bearing and due on demand.

8.	Investment in NMG Ohio LLC

On 7 June 2018, the Company acquired a 30% interest in NMG Ohio, which had a cannabis dispensary and a provisional production license. On 31 January 2019, the Company entered into a definitive agreement (“Definitive Agreement”) to acquire 100% ownership of NMG Ohio, or the remaining 70% interest for total cash payments of $1,575,000 and issuance of 3,173,864 common shares of the Company. As of 31 July 2019, the Company had issued 2,380,398 of the 3,173,864 common shares with a fair value of $1,448,805. During the year ended 31 July 2019, the Company made cash payments of $1,181,250.

The remaining cash payments totaling $393,750 were paid in October 2020 and the remaining issuance of 793,466 common shares were issued in October 2020. The dispensary license  and the assets and liabilities associated with The Clubhouse Dispensary were transferred into the Company’s wholly-owned subsidiary, NMG OH 1 LLC on September 4, 2020.

The provisional production license remains in NMG Ohio and the Company anticipate closing the acquisition of the remaining 70% interest in NMG Ohio upon receipt of production license.

Following the completion of license transfer of the Ohio dispensary on 4 September 2020 to the Company’s wholly-owned subsidiary, NMG OH 1, the Company began consolidating the assets, liabilities, revenues and expenses related to the dispensary. The Company still accounts for its 30% ownership interest in NMG Ohio as an investment using the equity method of accounting. During the period from 1 August 2020 to 4 September 2020, NMG Ohio recorded net revenues of $534,971, expenses of $490,906 and a net income of $44,065. The Company recorded an equity in earnings of $13,219 relating to its 30% pro rata share of net income which was included in other items on the statement of operations. During the period from 5 September 2020 to 31 July 2021, NMG Ohio did not have any operating activities.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

	31 July 2021	31 July 2020
30% equity investment:
Opening balance	$531,185	$134,066
Equity-method investment change from earnings	13,219	397,119

Total equity investment in NMG Ohio	544,404	531,185

Acquisition of remaining 70% interest:
Opening balance	2,630,055	2,630,055
Acquisition costs: Common shares issued to vendors at fair value	297,042	-
Acquisition costs: Cash payments to vendors	393,750	-
Foreign exchange	7,919

Total advances for remaining 70% acquisition of NMG Ohio	3,328,766	2,630,055

Impairment loss	(58,382)
Acquisition of The Clubhouse Dispensary (Note 11)	(3,814,788)	-

Total investment in NMG Ohio	$-	$3,161,240

Loan receivable (payable) to NMG Ohio
Opening balance	$(466,495)	$701,781
Advances provided to NMG Ohio	1,120,015	112,869
Advances received from NMG Ohio	-	(1,252,429)
Foreign exchange	4,671	(28,716)
Transferred to NMG OH 1 and eliminated on consolidation	233,088	-

Loan receivable (payable) to NMG Ohio	$891,279	$(466,495)

During the year ended 31 July 2021, the Company provided $891,279 to NMG Ohio related to build-out of production facility and license fees.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

9.	Investment in and advances to GLDH

Interim Agreement – 28 November 2018

On 28 November 2018, the Company entered into a binding interim agreement (the “Interim Agreement”) with GLDH, a private company incorporated under the laws of Delaware, and David Barakett (“Barakett”) whereby the Company agreed to acquire 100% of the issued and outstanding common shares of GLDH in connection with the issuance of convertible notes (the “Transaction”). GLDH held a number of assets relating to the production and sale of cannabis products in the United States of America. The Transaction was contingent upon the Company completing its due diligence.

The terms of the Interim Agreement include the following:

The Company was to issue to Barakett common shares of the Company (the “Earn Out Shares”) based on the CSE listed 5-day VWAP of the common shares of the Company and at the USD/CAD exchange rate at the close of market on 27 November 2018. The common shares of the Company had a 5-day VWAP of CAD$0.7439 at a USD/CAD exchange rate of 1.3296 and as a result the Company agreed to issue up to a maximum of 11,255,899 common shares with a maximum consideration of US$6,297,580 or CAD$8,373,263. Barakett was eligible to receive Earn Out Shares for a period of 12 months on the following basis:

1.

upon GLDH obtaining all of (i) the Long Beach Recreational License; (ii) the San Diego Medical License; (iii) the San Diego Recreational License; and (iv) the San Diego State License (“Milestone I”), the issuance of Earn Out Shares to Barakett totaling 5,627,950 shares (50% of the total Earn Out Shares);

2.

upon GLDH achieving total attributable revenues of at least US$3,300,000 over a period of three consecutive months from each of the Long Beach dispensary, the San Diego dispensary and Las Vegas ShowGrow (“Milestone II”), the issuance of Earn Out Shares to Barakett totaling 4,502,360 (40% of the total Earn Out Shares); and

3.

prior to the completion of Milestone I and Milestone II, and upon completion of a certain audit of GLDH showing no taxes outstanding or any unknown material liabilities for GLDH, the issuance of Earn Out Shares to Barakett totaling 1,125,589 shares (10% of the total Earn Out Shares).

Additionally, the Company made an investment into GLDH by way of a US$5,200,000 senior secured convertible note (the “Note”) bearing interest at a rate of 20% per annum to be repaid to the Company on 28 November 2020 unless converted by the Company in accordance with the agreement. The Note was secured by a general security agreement and a UCC-1 financing statement in all U.S. states where GLDH has assets. Barakett provided a personal guarantee to the Company for the Note.

In order for the Company to fund the Note:

1.	the Company entered into a loan agreement with Australis Capital Inc. (“Australis”). see also Note 20 whereby Australis provided the Company a two-year US$4,000,000 loan; and

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
For the year ended 31 July 2021
U.S. Dollars

9.	Investment in and advances to GLDH – Continued

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

The purchase price is USD$6,700,000 (the “Purchase Price”). The consideration under the Purchase Agreement includes the following on closing:

i.	The USD$5,200,000 Note and accrued interest is to be applied towards the Purchase Price; and

ii.

USD$1,500,000 to be paid in common shares of the Company at a price of CAD$0.7439 per common share to a maximum of 2,681,006 common shares (the “Share Payment”) (issued) (Note 16) upon NMG LB receiving the transfer of all licenses, permits and BCC authorizations for NMG LB to conduct medical and adult-use commercial cannabis retail operations. The Share Payment is subject to reduction equal to the net liability of GLDH and Airport Collective.

2.	The NMG SD Settlement Agreement’s consideration includes the following on closing:

i.

USD$500,000 to be paid in common shares (624,380 common shares issued) (Note 16) to SGSD at a share price equal to the maximum allowable discount pursuant to Canadian Securities Exchange policies, upon execution of the settlement agreement;

ii.

USD$750,000 to be paid in common shares (issued) (Note 16) to Barakett at a price of CAD$0.7439 per 4common share to a maximum of 1,340,502 Common Shares (the “DB Share Payment”) upon NMG SD receiving all licenses, permits and authorizations for NMG SD to conduct medical commercial cannabis retail operations; and

iii.

USD$750,000 to be paid in common shares (issued) (Note 16) to Barakett at a price of CAD$0.7439 per common share to a maximum of 1,340,502 common shares (the “DB Additional Shares Payment”) upon NMG SD receiving all licenses, permits and authorizations for NMG SD to conduct adult-use commercial cannabis retail operations.

3.	The Lease Assignment Agreement was executed under the following terms:

The Company is required to issue cash and share payments to the landlord as follows:

i.

USD$700,000, payable in common shares (1,031,725 common shares issued) (Note 16) at a share price equal to the maximum allowable discount pursuant to Canadian Securities Exchange policies, upon execution of the assignment agreement;

ii.	USD$783,765, payable in cash (paid), within 5 business days following execution of the assignment agreement (paid); and

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

9.	Investment in and advances to GLDH – Continued

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

The total investment in GLDH at 31 July 2021 and 2020 is as follows:

	31 July 2021	31 July 2020

Opening balance	$8,910,854	$7,373,036
Share issuances	-	4,092,175
Share payment reduction	-	(793,416)
Interest income accrued on the Note	88,143	1,040,000
Advances for working capital	3,030	2,143,609
Lease Assignment Agreement payment	-	750,000
Amount transferred to Property and Equipment	-	(1,431,585)
Amount transferred to Brand and Licenses	-	(3,585,483)
Expensed during the year	(188,879)	(501,862)
Foreign exchange	99,585	(175,620)

	8,912,733	8,910,854

Impairment loss	(534,165)	-
Acquisition of ShowGrow Long Beach dispensary (Note 11)	(8,378,568)	-

Ending balance	$-	8,910,854

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

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

10.	Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Total
Cost:
Balance, 31 July 2020	$73,310	$478,187	$545,723	$51,108	$38,717	$2,172	$4,245,389	$5,434,606
Additions (disposals)	328,261	(12,077)	24,979	-	-	8,163	810,410	1,159,736
Balance, 31 July 2021	401,571	466,110	570,702	51,108	38,717	10,335	5,055,799	6,594,342

Accumulated Depreciation:
Balance, 31 July 2020	15,844	182,232	130,421	14,421	18,797	897	472,790	835,402
Depreciation	33,921	68,312	79,745	7,301	5,531	893	669,447	865,150
Balance, 31 July 2021	49,765	250,544	210,166	21,722	24,328	1,790	1,142,237	1,700,552

Net Book Value:
At 31 July 2020	57,466	295,955	415,302	36,687	19,920	1,275	3,772,599	4,599,204
At 31 July 2021	$351,806	$215,566	$360,536	$29,386	$14,389	$8,545	$3,913,562	$4,893,790

For the year ended 31 July 2021, a total depreciation of $765,857 (2020 - $112,025) was included in General and Administrative Expenses and a total depreciation of $453,884 (2020 - $266,080) was included in Cost of Sales.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

11.	Business Acquisition

The Clubhouse dispensary

The acquisition of The Clubhouse dispensary allows the Company to expand into the State of Ohio. On 4 September 2020, NMG OH 1 received all approvals and final license and name transfer from the Ohio Department of Pharmacy for Clubhouse dispensary located in Elyria, Ohio. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The following table summarizes the fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of NMG OH 1 made by the Company:

Purchase consideration (Note 8)	$3,814,788

Assets acquired:
Cash	257,462
Amounts receivable	510,367
Prepaid expenses	4,965
Inventory	178,898
Property and equipment	763,951
Licenses and customer relationships	2,710,000

Liabilities assumed:
Trade payable and accrued liabilities	(443,589)

Net assets acquired	3,982,054
Bargain purchase	(167,266)
TOTAL	$3,814,788

ShowGrow Long Beach dispensary

The acquisition of ShowGrow Long Beach dispensary allows the Company to expand its presence in the California market.  On 28 August 2020, NMG LB received all approvals and final license transfer for the ShowGrow Long Beach dispensary. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The following table summarizes the fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of NMG LB made by the Company:

Purchase consideration (Note 9)	$8,378,568

Assets acquired:
Cash	65,340
Prepaid expenses	15,264
Inventory	177,930
Property and equipment	5,402
Loan receivable (Note 7)	239,834
Liabilities assumed:
Trade payable and accrued liabilities	(732,262)
Income taxes payable	(423,931)
Loans payable (Note 14)	(12,190)

Net liabilities acquired	(664,613)
Brand and licenses	6,510,000
Goodwill	2,533,181
TOTAL	$8,378,568

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

11.	Business Acquisition – Continued

Pro Forma

The following table summarizes the results of operations of both The Clubhouse Dispensary and NMG LB since the acquisition dates included in the Company’s consolidated results of operations for the year ended 31 July 2021:

	The Clubhouse Dispensary	NMG LB
Revenue	$6,643,561	$5,940,087
Net income	$1,565,316	$283,569

The following table summarizes our consolidated results of operations for the years ended 31 July 2021 and 2020 as though the acquisitions of The Clubhouse Dispensary and NMG LB had occurred on 1 August 2019.

	Year ended 31 July 2021
	As Reported	Pro Forma (unaudited)
Revenue	26,900,869	27,972,106
Net loss	(1,976,461)	(1,913,199)

	Year ended 31 July 2020
	As Reported	Pro Forma (unaudited)
Revenue	6,232,521	16,859,485
Net income	(4,598,389)	(4,238,491)

The unaudited pro forma information set forth above is for informational purposes only and include all adjustments necessary for the fair presentation, in all material respects, of the Company’s combined operations including The Clubhouse Dispensary and NMG LB as if the business combinations occurred on 1 August 2019. No adjustments have been made to reflect potential cost savings that may occur subsequent to completion of the transactions. The unaudited pro forma financial information is not intended to reflect the results of operations of the Company which would have actually resulted had the proposed transaction been effected on the date indicated above. Further, the unaudited pro forma financial information is not necessarily indicative of the results of operations that may be obtained in the future. The actual pro forma adjustments will depend on a number of factors, and could result in a change to the unaudited pro forma financial information.

12.	Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill:

Balance at July 31, 2020	$2,635,721
Increase due to acquisitions	2,533,181
Balance at July 31, 2021	$5,168,902

There were no impairments recorded against goodwill during the year ended July 31, 2021 and 2020, respectively.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

12.	Goodwill and Intangible Assets, Net – Continued

Intangible assets consisted of the following:

			As of 31 July 2021
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Intangible assets:
Brand	$247,000	-	$-	$247,000
Licenses	20,718,508	10.0	(1,184,175)	19,534,333
Customer relationships	90,000	5.0	(16,265)	73,735

Total intangible assets	$21,055,508		$(1,200,440)	$19,855,068

			As of 31 July 2020
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Intangible assets:
Brand	$247,000	-	$-	$247,000
Licenses	11,588,508	10.0	(78,025)	11,510,483

Total intangible assets	$11,835,508		$(78,025)	$11,757,483

Amortization expense for intangible assets was $1,122,145 and $78,025 for the years ended 31 July 2021 and 2020, respectively. Included in the licenses is $7,925,000 of indefinite lived assets.

The expected amortization of the intangible assets, as of 31 July 2021, for each of the next five years and thereafter is as follows:

2022	$1,199,162
2023	1,199,162
2024	1,199,162
2025	1,199,162
2026	1,199,162
Thereafter	5,687,258
$11,683,068

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

13.	Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the years ended 31 July 2021 and 2020 are as follows:

	For the year ended 31 July 2021	For the year ended 31 July 2020
A company controlled by the President, Chief Executive Officer and a director Management fees	$159,657	$154,439
A company controlled by the Chief Financial Officer and a director Management fees	109,487	91,594
A company controlled by a former director and former President of NMG Management fees	65,000	141,665
A company controlled by the Corporate Secretary Management fees	70,990	63,853
Consulting fees	-	3,044
A company controlled by the former Chief Executive Officer and a former director Management fees	-	9,224
	$405,134	$463,819

Amounts owing to related parties at 31 July 2021 and 2020 are as follows:

a)	As of 31 July 2021, the Company owed $26,841 (2020 - $14,229) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 31 July 2021, the Company owed $18,914 (2020 - $7,833) to the Chief Financial Officer of the Company and a company controlled by him.

c)	As of 31 July 2021, the Company owed $6,319 (2020 - $5,875) to the Corporate Secretary of the Company and a company controlled by him.

d)	As of 31 July 2021, the Company owed $Nil (2020 - $25,000) to the former director and former President of NMG of the Company and a company controlled by him.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

14.	Loans payable

The loan payable at 31 July 2021 in the amount of $16,874 assumed from NMG LB (Note 11) is unsecured, non-interest bearing and has no set terms of repayment.

On 19 July 2021, the Company entered into and closed a loan agreement (the “Loan Agreement”) with FG Agency Lending LLC (the “Agent”) and Bomind Holdings LLC (the “Lender”). Upon entering into the Loan Agreement, the Lender provided the initial term loan (the “Initial Term Loan”) in the face amount of $6,666,667 of which $6,000,000 was advanced to the Company with the 10% representing an origination discount as consideration for the use or forbearance of money. The Company may draw upon the remaining face amount of $4,444,444 (the “Delayed Draw Term Loan”) upon providing a 30-day request to the Agent by 1 December 2021, whereby $4,000,000 will be advanced to the Company after applying the 10% origination discount. The Initial Term Loan and the Delayed Draw Term Loan mature on 19 July 2025 and bear interest at a rate of 13% per annum payable on the first day of each month hereafter.

Pursuant to the Loan Agreement, the Company issued an aggregate of 8,000,000 common stock purchase warrants (each, a “Warrant”) to the Agent of which (i) 4,800,000 Warrants will entitle the holder to acquire shares of common stock (each, a “Warrant Share”) at an exercise price of $0.40 per Warrant Share until July 19, 2025, and (ii) 3,200,000 Warrants will be held in escrow by us and released to the Agent at the time the Company draws on the Delayed Draw Term Loan, or cancelled if we do not draw on the Delayed Draw Term Loan, which will entitle the holder to acquire a Warrant Share at an exercise price of $0.45 per Warrant Share until July 19, 2025.

The 4,800,000 Warrants were valued at $1,037,146 using the Black Scholes Option Pricing Model using the following assumptions:

Expected life of the options	4.00 years
Expected volatility	139%
Expected dividend yield	0%
Risk-free interest rate	0.55%

The Company also paid agent fee, legal fees and other fees in the amount of $175,758.

The Initial Term Loan is secured by certain of the Company’s assets, equity interest in subsidiaries and various agreements, under the Security Agreement, the Pledge Agreement and the Omnibus Collateral Assignment.

15.	Operating leases

a)

On 10 November 2017, NMG entered into a revised five-year lease agreement for the property located at 3375 Pepper Lane, Las Vegas, NV, containing approximately 18,000 square feet. The Company has four options to extend the lease and each option is for five years. The monthly rent was $12,500 plus common area expenses, which increased to $12,875 plus common area expenses on 1 January 2019 and again increased to $13,261 plus common are expenses on 1 December 2019. The guaranteed minimum monthly rent is subject to a 2% increase on each anniversary date of the lease.

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

c)

On 24 April 2020, the Company assumed a five-year lease dated 1 December 2018, as amended on 13 June 2019, for the property located at 7625 Carroll Road, San Diego, CA. The Company has three options to extend the lease and each option is for five years. The monthly rent is $15,450 per month increasing by 3% every year until 1 December 2022.The lease contains a sale bonus provision of $1,000,000 or 10% of the purchase price of the entire business, whichever is greater, in the event of sale or assignment of the lease.

d)

On August 2, 2018, NMG Ohio, LLC entered into a three-year lease agreement for the property located at 709 Sugar Lane, Elyria, Ohio 44035, containing approximately 4,100 square feet. The Company has three options to extend the lease and each option is for three years. The rent is $4,000 per month increasing by 5% starting on 1 July 2021 and 1 July 2024.

e)

On 28 August 2020, the Company assumed a five-year lease dated 10 January 2017, as amended on 7 September 2018, for the property located at 3411 E. Anaheim St., Long Beach, California. The Company has one option to extend the lease for five years. The rent is $7,317 per month increasing by 3% every year until 10 January 2022.

f)	The Company also has various lease agreements in Michigan (Note 19). The Company has not yet taken possession of the premises.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

15.	Operating leases– Continued

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets (Notes 10 and 18), and a corresponding increase in lease liabilities, in the amount of $1,181,143 which represented the present value of future lease payments using a discount rate of 12% per annum related to the two leases in Nevada, USA. The Company adopted the modified retrospective approach on adopting ASC 842 and accordingly the adoption was made effective 1 August 2019, with no restatement of the prior year comparatives.

On the assumption of the lease in San Diego, California, the Company recognized right-of-use assets (Notes 10 and 18), and a corresponding increase in lease liabilities, in the amount of $662,800 which represented the present value of future lease payments using a discount rate of 12% per annum.

During the year ended 31 July 2021, the Company recorded a total lease expense of $577,272 related to the accretion of lease liabilities and the depreciation of right-of-use assets of which $431,427 was included in General and Administrative Expenses and $145,845 was included in Cost of Sales.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$536,985
Right-of-use assets obtaining in exchange for lease obligations:
Operating leases	$380,832

Weighted-average remaining lease term – operating leases	6.27 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2022(1)	$1,051,964
2023	596,273
2024	607,262
2025	617,942
2026 and thereafter	1,366,633
Total lease payments	$4,240,074
Less imputed interest	(1,155,134)
Total	$3,084,940
Less current portion	(761,415)
Long term portion	2,323,525

(1)	Includes accrued liability for certain milestones met under three separate leases in Michigan (Note 19).

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

16.	Capital Stock

The Company’s authorized share capital comprises 900,000,000 Common Shares, with a $0.0001 par value per share.

On 12 August 2019, the Company issued a total of 4,337,111 common shares of the Company in connection with the Purchase Agreement, NMG SD Settlement Agreement and the Lease Assignment Agreement valued at $2,752,782 (Notes 9 and 18).

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

On 14 November 2019, the Company issued 70,500 previous escrowed shares with a fair value of $17,786 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 18).

On 24 April 2020, the Company issued 2,681,004 common shares valued at $1,342,175 (CAD$1,796,272) in relation to NMG SD Settlement Agreement (Notes 9 and 18).

On 14 May 2020, the Company issued 70,500 previous escrowed shares with a fair value of $15,760 to Toro Pacific Management Inc. in connection with the acquisition of NMG.

On 1 July 2020, the Company issued 2,909,091 shares of common stock valued at $1,197,084 to Australis pursuant to the conversion of the convertible debenture (Note 10).

On 21 October 2020, the Company issued 793,466 common shares valued at $297,042 in relation to acquiring the remaining 70% interest in NMG Ohio (Notes 8 and 11).

On 14 November 2020, the Company issued 70,500 previously escrowed shares with a fair value of $19,703 to Toro Pacific Management Inc. in connection with the acquisition of NMG.

During the year ended July 31, 2021, the Company issued 700,000 common shares upon exercise of 700,000 stock option awards with an exercise price of CAD$0.57 per common share for proceeds of $317,045 (CAD$399,000).

The Company has 2,681,006 common shares held in escrow, in which a portion are subject to not be released, but eventually returned and cancelled attributed to its acquisition of the ShowGrow Long Beach dispensary (Notes 9 and 11).

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

16.	Capital Stock – Continued

Stock options

The Company previously approved an incentive stock option plan, pursuant to which the Company may grant stock options up to an aggregate of 10% of the issued and outstanding common shares in the capital of the Company from time to time.

	Number of options	Weighted average exercise price		Weighted average contractual term remaining (in years)		Aggregate intrinsic value
Outstanding at 31 July 2019	6,075,000	CAD$	0.62	3.69	CAD$	1,675,750
Granted	5,505,000	CAD$	0.80
Cancelled	(2,425,000)	CAD$	0.73

Outstanding at 31 July 2020	9,155,000	CAD$	0.70	3.48	CAD$	-
Granted	1,500,000	CAD$	0.61
Cancelled	(100,000)	CAD$	0.66
Exercised	(700,000)	CAD$	0.57
Outstanding at 31 July 2021	9,855,000	CAD$	0.71	2.76	CAD$	3,750
Vested and fully exercisable at 31 July 2021	7,055,000	CAD$	0.70	2.30	CAD$	2,812

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

During the year ended 31 July 2021, the Company recorded a stock-based compensation of $314,758 (CAD$405,450) (2020 - $977,571 (CAD$1,315,178)) related to these options.

On 1 October 2019, the Company issued 250,000 stock options with an exercise price of CAD$0.93 per share for a term of five years expiring on 1 October 2024. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant,25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

The total fair value of the stock options granted was calculated to be $145,045 (CAD$191,960) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125 years
Expected volatility	194%
Expected dividend yield	0%
Risk-free interest rate	1.37%

During the year ended 31 July 2021, the Company recorded a stock-based compensation of $42,840 (CAD$55,183) (2020 - $103,570 (CAD$139,338)) related to these options.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

16.	Capital Stock – Continued

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

During the year ended 31 July 2021, the Company recorded a stock-based compensation of $28,055 (CAD$36,139) (2020 - $35,470 (CAD$47,719)) related to these options.

On 1 March 2020, the Company issued 250,000 stock options with an exercise price of CAD$0.41 per share for a term of five years expiring on 1 March 2025. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant,25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

The total fair value of the stock options granted was calculated to be $56,287 (CAD$75,331) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125 years
Expected volatility	127%
Expected dividend yield	0%
Risk-free interest rate	1.11%

During the year ended 31 July 2021, the Company recorded a stock-based compensation of $28,022 (CAD$36,096) (2020 - $24,303 (CAD$32,696)) related to these options.

On 30 April 2020, the Company issued 1,375,000 stock options with an exercise price of CAD$0.67 per share for a term of five years expiring on 30 April 2025. The options are subject to vesting provisions such that25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

The total fair value of the stock options granted was calculated to be $524,432 (CAD$701,863) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125 years
Expected volatility	133%
Expected dividend yield	0%
Risk-free interest rate	0.32%

During the year ended 31 July 2021, the Company recorded a stock-based compensation of $328,055 (CAD$422,580) (2020 - $137,368 (CAD$184,808)) related to these options.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

16.	Capital Stock – Continued

Stock options – Continued

On 7 July 2020, the Company cancelled 350,000stock options with an exercise price of CAD$0.88 per share, 80,000 stock options with an exercise price of CAD$0.57 per share and 150,000 stock options with an exercise price of CAD$0.57. Subsequently, the Company issued replacement stock options of 350,000 stock options with an exercise price of CAD$0.88 per share, 80,000 stock options with an exercise price of CAD$0.57 per share and 150,000 stock options with an exercise price of CAD$0.61 under the same vesting provisions and expiry dates as the original stock options.

The incremental fair value based on the difference between the replacement and original stock options immediately before they were modified was calculated to be $Nil (CAD$Nil) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	2.066 years
Expected volatility	116%
Expected dividend yield	0%
Risk-free interest rate	0.25%

On 6 March 2021, the Company issued 1,250,000 stock options with an exercise price of CAD$0.68 per share for a term of five years expiring on 5 March 2026. The options are subject to vesting provisions such that 25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

The total fair value of the stock options granted was calculated to be $456,211 (CAD$577,928) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	3.125 years
Expected volatility	112%
Expected dividend yield	0%
Risk-free interest rate	0.49%

During the year ended 31 July 2021, the Company recorded a stock-based compensation of $194,729 (CAD$250,837) (2020 - $Nil) related to these options.

On 5 April 2021, the Company issued 250,000 stock options with an exercise price of CAD$0.65 per share for a term oft three years expiring on 4 April 2024. The options are subject to vesting provisions such that25% of the options vest six months from the date of grant, 25% of the options vest twelve months from the date of grant, 25% of the options vest eighteen months from the date of grant and 25% of the options vest twenty-four months from the date of grant.

The total fair value of the stock options granted was calculated to be $65,795 (CAD$82,409) using the Black-Scholes Option Pricing Model with the following assumptions:

Expected life of the options	1.81 years
Expected volatility	101%
Expected dividend yield	0%
Risk-free interest rate	0.51%

During the year ended 31 July 2021, the Company recorded a stock-based compensation of $39,096 (CAD$50,361) (2020 - $Nil) related to these options.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

16.	Capital Stock – Continued

Stock options – Continued

Share purchase warrants and brokers’ warrants

	Number of warrants	Weighted average exercise price
Outstanding at 31 July 2019	22,514,771	CAD$1.22
Exercised	(165,715)	CAD$0.73
Expired	(9,933,772)	CAD$0.89

Outstanding at 31 July 2020	12,415,284	CAD$1.49
Issued	4,800,000	USD$0.40
Outstanding at 31 July 2021(1)	17,215,284	CAD$1.21

(1)

This figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by December 31, 2021, or cancelled if we do not draw on the Delayed Draw Term Loan.  Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until July 19, 2025.

As of 31 July 2021, the following warrants are outstanding:

Number of warrants outstanding and exercisable		Exercise price	Expiry dates
11,780,134	CAD$	1.50	17 May 2023
635,150	CAD$	1.25	16 May 2023
4,800,000	USD$	0.40	19 July 2025
17,215,284	CAD$	1.21

17.	Segmented Information and Major Customers

In its operation of the business, management, including our chief operating decision marker, who is also our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP.  During the periods presented, the Company reported its financial performance based on the following segments:

•	Wholesale;
•	Retail; and
•	All others.

Revenue and costs are generally directly attributed to our segments.  However, due to the integrated structure of our business       , certain costs incurred by one segment may benefit other segments.  In addition, certain costs incurred at a corporate level are not allocated to our segments.

Segment revenue and operating income were as follows during the years ended 31 July 2021:

Year Ended July 31,	2021

Revenue
Wholesale	$8,103,674
Retail	18,797,195
All others	-
Total	$26,900,869

Year Ended July 31,	2021

Operating income
Wholesale	$2,999,697
Retail	2,551,396
All others	(7,527,554)
Total	$(1,976,461)

The Company had one operating segment for the year ended 31 July 2020.

During the years ended 31 July 2021 and 2020, the Company had no major customer over 10% of its revenues.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

18.	Supplemental Disclosures with Respect to Cash Flows

	Year Ended 31 July
	2021	2020
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$582,152	$67,717

On 12 August 2019, the Company issued a total of 4,337,111 common shares of the Company in connection with the Purchase Agreement, NMG SD Settlement Agreement and the Lease Assignment Agreement valued at $2,752,782 (Notes 9 and 16).

On 30 November 2019, the Company entered into a Settlement Agreement with SD whereby the Company settled an aggregate receivable amount of $590,328 in exchange for $90,315 accounts receivable from future sale of Inventory, write-off of accounts receivable of $92,415, $25,000 future credit towards the Contribution Fee, and a production equipment valued at $235,685, resulting in a loss of $331,743.

On 24 April 2020, the Company issued a total of 2,681,004 common shares of the Company in connection with the NMG SD Settlement Agreement valued at $1,342,175 (Notes 9 and 16).

On 21 October 2020, the Company issued 793,466 common shares valued at $297,042 in relation to acquiring the remaining 70% interest in NMG OH 1 (Notes 8 and 16).

On the assumption of the lease in Elyria, Ohio, the Company recognized right-of-use assets (Notes 8 and 10), and a corresponding increase in lease liabilities, in the amount of $234,734 which represented the present value of future lease payments using a discount rate of 12% per annum.

On the assumption of the lease in Long Beach, California, the Company recognized right-of-use assets (Notes 9 and 10), and a corresponding increase in lease liabilities, in the amount of $428,066 which represented the present value of future lease payments using a discount rate of 12% per annum.

On 14 November 2020, the Company issued 70,500 previously escrowed shares with a fair value of $19,703 to Toro Pacific Management Inc. in connection with the acquisition of NMG (Note 16).

19.	Commitments and Contingencies

In connection with the strategic investment agreement with Australis dated 30 October 2018 (the “Investment Agreement”) (Note 20), the Company agreed to pay a monthly service fee of $10,000 to Australis. In connection with the Company’s investment in GLDH (Note 9) and the promissory note provided by Australis, the Company agreed to increase the monthly services fee to Australis to $16,500 per month for 5 years unless ownership held by Australis drops below 10% in which the fee will cease. Following the repayment of the promissory note, the monthly service fee to Australis was reduced to $12,000 commencing June 2019.

Subsequent to the year end, the Investment Agreement was terminated as well as the monthly commercial advisory and consulting fees (Note 23).

On April 23, 2021, the Company’s subsidiary NMG MI 1, Inc (“NMG MI 1”) executed a lease agreement (the “Lease”) with Kendal Properties, LLC (“Kendal”) to lease finished retail space located at 885 E. Apple Ave., Muskegon, MI 49442. The term of the lease is for a period of 60 months at approximately US$5,000/month and is contingent upon NMG MI 1 receiving one or more commercial marihuana municipal licenses (the “Licenses”) from the City of Muskegon. The License(s) would allow NMG MI 1 to operate a dispensary for the distribution of adult-use and/or medical marihuana and all activities permissible under the Michigan and Muskegon Marihuana Laws.

On February 10, 2020, the Company’s subsidiary NMG MI C1 Inc (“NMG MI C1”) executed a lease agreement (the”Lease”) with 254 River Street LLC(“River Street”) to lease commercial space located at 254 River Street, Manistee, MI, 49660. The term of the lease is for a period of 60 months and the lease includes rent abatement and reduced rent periods during construction and start up. Final rent is approximately US$22,500 per month and is contingent upon NMG MI C1 receiving one or more commercial marihuana municipal licenses (the “Licenses”) from the City of Manistee. The License(s) would allow NMG MI C1 to operate a cultivation facility for adultuse and/or medical marihuana and all activities permissible under the Michigan and Manistee Marihuana Laws.

On February 10, 2020, the Company’s subsidiary NMG MI P1 Inc (“NMG MI P1”) executed a lease agreement (the”Lease”) with 254 River Street LLC(“River Street”) to lease commercial space located at 254 River Street, Manistee, MI, 49660. The term of the lease is for a period of 60 months and the lease includes rent abatement and reduced rent periods during construction and start up. Final rent is approximately US$7,500 per month and is contingent upon NMG MI P1 receiving one or more commercial marihuana municipal licenses (the “Licenses”) from the City of Manistee. The License(s) would allow NMG MI P1 to operate a production facility for adult-use and/or medical marihuana and all activities permissible under the Michigan and Manistee Maihuana Laws.

Leases for 254 River St., Manistee, Michigan 49660 and  885 E. Apple Ave., Muskegon, Michigan 49442 were subject to the Company subsidiaries receiving approval by the State of Michigan and could be cancelled by The Company if licences were not awarded. The licenses for NMG MI P1 Inc. and NMG MI C1 Inc. were issued on July 19, 2021 and license for NMG MI 1 Inc. was issued on August 3, 2021 at which time the Company recognized these lease liabilities.

Upon NMG MI 1 receiving one or more Licenses, NMG MI 1 agrees to cause the Company to issue common shares (the “Common Shares”) having a value of up to $150,000 to Kendal, with portions of the Common Shares to be issued upon the achievement of certain milestones as follows:

i.

25% of the Common Shares to be issued within 30 days following NMG MI 1’s receipt of a local commercial medical marihuana retail license from the city of Muskegon, MI and a state commercial medical marihuana retail license from the state of Michigan;

ii.

25% of the Common Shares to be issued within 30 days following NMG MI 1 passing final inspections at the Leased premises regarding the commercial medical marihuana retail license and receiving its local operating permit allowing NMG MI 1 to begin medical marihuana operations at the premises;

iii.

25% of the Common Shares to be issued within 30 days following NMG MI 1’s receipt of a local commercial adult-use marihuana retail license from the city of Muskegon, MI and a state commercial adultuse marihuana retail license from the state of Michigan;

iv.

25% of the Common Shares to be issued within 30 days following NMG MI 1 passing final inspections at the Leased premises regarding the commercial adult-use marihuana retail license and receiving its local operating permit allowing NMG MI 1 to begin adult-use marihuana operations at the premises;

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

19.	Commitments and Contingencies Continued

At 31 July 2021, the Company accrued $75,000 for milestones (i) and (ii) above (Note 15).

Upon NMG MI C1 receiving one or more Licenses, NMG MI C1 agrees to cause the Company to issue common shares (the “Common Shares”) having a value of up to $600,000 to River Street, with portions of the Common Shares to be issued upon the achievement of certain milestones as follows:

i.	US$200,000 of Common Shares to be issued within 30 days of NMG MI C1 receiving local and state commercial marihuana cultivation licenses;
ii.

US$200,000 of Common Shares to be issued within 30 days of passing final inspections at the premises with respect to cultivation and receiving local operating permit to begin commercial marihuana cultivation operations at the premises;

iii.	US$100,000 of Common Shares to be issued within 30 days of NMG MI C1 receiving local and state commercial marihuana retail licenses; and
iv.

US$100,000 of Common Shares to be issued within 30 days of passing final inspections at the premises with respect to retail operations and receiving local operating permit to begin commercial marihuana retail operations at the premises.

At 31 July 2021, the Company accrued $200,000 for milestone (i) above (Note 15).

Upon NMG MI P1 receiving one or more Licenses, NMG MI P1 agrees to cause the Company to issue common shares (the “Common Shares”) having a value of up to $400,000 to River Street, with portions of the Common Shares to be issued upon the achievement of certain milestones as follows:

i.	US$200,000 of Common Shares to be issued within 30 days of NMG MI P1 receiving local and state commercial marihuana processing licenses; and

ii.

US$200,000 of Common Shares to be issued within 30 days of passing final inspections at the premises with respect to processing and receiving local operating permit to begin commercial marihuana processing operations at the premises.

At 31 July 2021, the Company accrued $200,000 for milestone (i) above (Note 15).

The value of the Common Shares will be calculated based on the lesser of: (1) the closing market price on the respective milestone achievement date and (2) a ten percent discount to the twenty day volume weighted average price for the twenty days immediately prior to the respective milestone achievement date(s).

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

20.	Investment Agreement

On 30 October 2018, the Company entered into the Investment Agreement with Australis Capital Inc. (“Australis”). Pursuant to the terms of the Investment Agreement, Australis will acquire (i) 16,000,000 units of the Company and (ii) CAD$1,600,000 principal amount 8% unsecured convertible debentures.

Under the terms of the Investment Agreement, the parties agreed to negotiate in good faith a license agreement pursuant to which the Company will grant Australis an exclusive and assignable license to use the Body and Mind brand outside of the United States of America on commercially reasonable terms.

In addition, the Company was to enter into a commercial advisory agreement with Australis Capital (Nevada) Inc. (“Australis Nevada”), a wholly-owned subsidiary of Australis, pursuant to which Australis Nevada will provide advisory and consulting services to the Company at $10,000per month for a term ending on the date that is the earlier of: (i) five years following the closing of the transactions contemplated by the Investment Agreement, and (ii) the date Australis no longer holds 10% or more of the issued and outstanding Common Shares (Note 23). Subject to certain exceptions, Australis will be entitled to maintain its’ pro rata interest in the Company until such time as it no longer holds 10% or more of the issued and outstanding Common Shares.

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

On 2 November 2018, the Company executed the Investment Agreement and completed the sale of securities pursuant to the Investment Agreement.

During the year ended 31 July 2021, the Company paid an advisory fee of $144,000 (2020 - $144,000).

21.	Other Agreements

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

Loan: The Parties have entered into a certain secured loan agreement dated 6 June 2019 whereby NMG CC has loaned SD $250,000 (the "Loan") to be used solely in connection with SD's commercial cannabis activity. The Loan shall be due and payable on 6 June 2020 (the "Maturity Date") and shall bear interest at a rate of 12% per annum which shall be accrued, compounded quarterly and payable on the Maturity Date. The Loan is secured by a security interest in and to all of SD's assets.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

21.	Other Agreements – Continued

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

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

21.	Other Agreements – Continued

During the term of the License Agreement, SD must remain in compliance with all state and local cannabis rules and regulations in California, and maintain valid commercial cannabis licenses. SD will follow the guidance of DEP and only utilize packaging and labelling materials purchased from (or at the direction of) DEP. The License Agreement was in full force and effect for the duration of the Brand Director Agreement. As a result, the License Agreement was also terminated on 30 April 2021.

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

For the year ended 31 July 2020, the Company recorded a loss of $331,743 related to the Settlement Agreement with SD as follows:

Total amount settled	$590,328

Future proceeds from Inventory	90,315
Write-off of accounts receivable	(92,415)
Credit towards future Contribution Fee	25,000
Production equipment acquired	235,685

Loss from the settlement	$331,743

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

22.	Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes for the years ended 31 July 2021 and 2020 is as follows:

The (benefit) expense for income taxes consists of the following:

	2021	2020

Current:
Federal	$2,281,497	$1,428,797
State	99,322	9,040
	2,380,819	1,437,838

Deferred:
Federal	(214,352)	(1,303,670)
State	242	-
	(214,110)	(1,303,670)

Total expense for income taxes	$2,166,709	$134,168

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

	2021	2020

Net loss for the year before income tax	$(190,248)	$(4,464,221)
Federal and state income tax rates	21.00%	21.00%

Expected income tax recovery	39,951	(937,486)
IRC 280E disallowance	1,935,581	941,288
Stock options	243,829	268,439
Impairment of consolidated investment	176,816	-
Non-consolidated income	-	54,147
Other permanent differences	(82,301)	15,757
Change in estimates and others	-	1,193,750
Opening deferred tax adjustments	(284,621)	(1,251,727)
Change in tax rates	7,598	-
Change in benefit not recognized	129,856	(150,000)

Total income tax expense	$2,166,709	$134,168

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

22.	Income Taxes – Continued

The significant components of the Company's deferred income tax assets and liabilities are as follows:

	As at 31 July 2021	As at 31 July 2020

Deferred income tax asset
Lease liabilities	$123,208	$450,139
Investments	6,648	-
Deferred tax allowance	(129,856)	-
Deferred income tax liability
Investment in NMG Ohio LLC	-	(71,418)
Property and equipment – Non right-of-use	(39,603)	(186,298)
Property and equipment – Right-of-use	(101,404)	(426,902)
Brand and license	(57,332)	(177,971)

Net deferred income tax liability	$(198,339)	$(412,450)

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended 31 July 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of 31 July 2021, a valuation allowance of $129,856 and as of 31 July 2020, a valuation allowance of $Nil has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As a result of an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, which occurred in the 31 July 2016 fiscal year, we are limited in our ability to utilize our net operating loss carryforwards and certain other built-in deductions in computing our taxable income beginning with the ownership change date. As a result, $2,450,364 of our net operating loss is limited.

Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions, excluding the impact of penalties and interest. The tax accounting method was changed to the Farm Price method which allows a more granular assessment of each expense, for the cultivation and manufacturing operations only, to be applied and expensed as cost of goods, to determine net taxable income

	As at 31 July 2021	As at 31 July 2020

Beginning year balance	$966,992	$-
Increase related to prior year tax positions	-	406,508
Increase related to current year tax positions	-	560,484

Ending year balance	$966,992	$966,992

Of the $962,423 of gross unrecognized tax benefits from uncertain tax positions outstanding as of 31 July 2021, $Nil would affect our effective tax rate if recognized.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

22.	Income Taxes – Continued

Interest related to uncertain tax positions are required to be calculated, if applicable, and would be classified as “interest expense” in the two statements of operations. Penalties would be recognized as a component of “general and administrative expenses”. As of 31 July 2021, $24,750 of interest and $Nil penalties was reported and as of 31 July 2020, $13,979 interest and $Nil penalties were reported.

Our U.S. federal income tax returns for 31 July 2018 through 2020 are open to review by the U.S. Internal Revenue Service. Our state income tax returns for 31 July 2018 through 2020 are open to review, depending on the respective statute of limitation in each state.

As of 31 July 2021, we believe it is reasonably likely that, within the next twelve months, $Nil of the previously unrecognized tax benefits related to certain non-U.S. filing positions may be recognized due to the expirations of the statutes of limitations.

23.	Subsequent Events

On 6 August 2021, the Company entered into management agreements with each of NMG IL 1, LLC (“NMG IL 1”) and NMG IL 4, LLC (“NMG IL 4”) along with an option to indirectly acquire all of the membership interests in each of NMG IL 1 and NMG IL 4 pursuant to a convertible credit facility between our subsidiary, DEP and each of NMG IL 1 and NMG IL 4, and membership interest purchase agreements between DEP and the members of NMG IL 1 and NMG IL 4, subject to obtaining all required local and state regulatory authorization. Each of NMG IL 1 and NMG IL 4 have been identified in the Illinois Department of Financial and Professional Regulation (IDFPR) results of the Social Equity Justice Involved Lottery for 55 Conditional Adult-Use Cannabis Dispensary Licenses (Conditional Licenses) across the state. The certified results are from a lottery with a pool of applicants who scored 85 % or greater in their applications. NMG IL 1 and NMG IL 4 were drawn in BLS Region #5 (Chicago-Naperville-Elgin) where 36 conditional licenses are available. The applications are not tied to specified locations.

In September 2021, Australis sold 9,900,000 of our restricted common shares in a private transaction which resulted in Australis’ beneficial ownership dropping below 10% of our outstanding common shares. As a result of Australis’ beneficial ownership falling below 10%, the Investment Agreement was terminated and monthly commercial advisory and consulting fees paid from the Company to Australis were terminated along with Australis’ entitlement to nominate a director to the board of directors of our Company (Note 20).

On 17 September 2021, the Company closed the acquisition of the remaining 70% interest in NMG Ohio . The transaction included the transfer of a dispensary license for the Clubhouse Dispensary in Elyria, Ohio to our wholly owned subsidiary, NMG OH 1, LLC, which became effective on 4 September 2020. The transaction also included the final award of a production license which has now been transferred to our wholly owned subsidiary, NMG OH P1, LLC. As a result of the closing of this acquisition, the Company now indirectly own 100% of NMG Ohio.

On 21 September 2021, the Company reported plans to enter the Michigan market with fully funded dispensary, cultivation and production facilities. The Company has leased a commercial building in Manistee, Michigan, with the intent of developing a cultivation facility with 50,000 square feet of canopy as well as a production facility. Architectural plans are complete for phase one which is planned for 20,000 square feet of canopy, 5,000 square feet of processing and 5,000 square feet of multi-use and office space. The second phase of development is planned for 30,000 square feet of canopy. The Company, through a wholly owned Michigan subsidiary, have received local and state licensing for our first Michigan dispensary, located in Muskegon. This is a social equity license granted in a limited license jurisdiction. Architect plans are complete, hawse have received our building permit, and construction has started on the leased building. Our dispensary is on a main thoroughfare street with exceptional parking.

On November 12, 2021 the Compensation Committee and Board of Directors of Body and Mind approved an Executive Bonus Program for FY2022 for the CEO, COO and CFO. The Board of Directors approved an incentive-based cash bonus program for CEO’s consulting company and for the COO of up to a maximum of $200,000 per CEO or COO based on the consolidated revenue performance of the Company for each quarter of the fiscal year ended July 31, 2022 compared to the prior quarter. Each of the CEO and COO could earn (i) $5,000 in cash for each 1% revenue growth over the prior quarter, and/or (ii) $10,000 in cash for each 1% Adjusted EBITDA growth over the prior quarter, all subject to a $50,000 maximum amount per executive that could be earned for each quarter of the fiscal year ended July 31, 2022.  In addition, the Compensation Committee and the Board of Directors approved that they will consider a further discretionary cash bonus to the CEO’s consulting company and the COO at the fiscal year ended July 31, 2022, based on performance metrics of the Company over the course of the fiscal year ended July 31, 2022.

Furthermore, on November 12, 2021, the Compensation Committee and the Board of Directors approved a cash bonus to be paid to the CFO’s consulting company up to a maximum of $40,000 based on the timing of the filing of Company’s periodic reports for the fiscal year ended July 31, 2022. The bonus consists of a quarterly bonus of $10,000 per quarter based on filing of the Company’s Form 10-Q’s and 10-K by the filing deadline, not including any extensions pursuant to Rule 12b-25 under the Exchange Act.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2021
U.S. Dollars

23.	Subsequent Events – Continued

Pursuant to certain licensing milestones being achieved under a lease agreement for a premises in Muskegon, Michigan and certain licensing and operational milestones being achieved under two lease agreements for a premises in Manistee, Michigan, on 21 September 2021, the Company issued 238,929 shares of common stock at a deemed price of CAD$0.3938 per share to one entity based on the terms and conditions of the certain lease agreement for the Muskegon, Michigan premises and issued an aggregate of 1,304,601 shares of common stock at a deemed price of CAD$0.3937 per share to another entity based on the terms and conditions of the two lease agreements for the Manistee, Michigan premises.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 29, 2021, our Board of Directors as well as our Audit Committee approved and authorized the dismissal of Marcum LLP, (“Marcum”), as our independent registered public accounting firm. On the same date, our Board of Directors as well as our Audit Committee approved and authorized the engagement of the accounting firm of Sadler, Gibb & Associates, LLC, as our new independent registered public accounting firm.

Marcum’s report on our financial statements dated December 10, 2020, for the fiscal years ended July 31, 2020, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

In connection with the audit of our financial statements for the fiscal years ended July 31, 2020, and in the subsequent interim period through the effective date of dismissal on February 10, 2021, there were no disagreements, resolved or not, with Marcum on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such years.

During the Company’s fiscal years ended July 31, 2020, and the period through the effective date of dismissal of Marcum on March 29, 2021, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended July 31, 2020, and the subsequent interim period through the effective date of appointment of Sadler, Gibb & Associates, LLC (“Sadler Gibb”), on March 24, 2021, we had not, nor had any person on our behalf, consulted with Sadler Gibb regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor had Sadler Gibb provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement as set forth in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as set forth in Item 304(a)(1)(v) of Regulation S-K with our former independent registered public accounting firm.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2021 due to material weaknesses regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. The Company was unable to perform an adequate assessment and procedures in determining effective internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 12, 2021 the Compensation Committee and Board of Directors of Body and Mind approved an Executive Bonus Program for FY2022 for the CEO, COO and CFO. The Board of Directors approved an incentive-based cash bonus program for CEO’s consulting company and for the COO of up to a maximum of $200,000 per CEO or COO based on the consolidated revenue performance of the Company for each quarter of the fiscal year ended July 31, 2022 compared to the prior quarter. Each of the CEO and COO could earn (i) $5,000 in cash for each 1% revenue growth over the prior quarter, and/or (ii) $10,000 in cash for each 1% Adjusted EBITDA growth over the prior quarter, all subject to a $50,000 maximum amount per executive that could be earned for each quarter of the fiscal year ended July 31, 2022.  In addition, the Compensation Committee and the Board of Directors approved that they will consider a further discretionary cash bonus to the CEO’s consulting company and the COO at the fiscal year ended July 31, 2022, based on performance metrics of the Company over the course of the fiscal year ended July 31, 2022.

Furthermore, on November 12, 2021, the Compensation Committee and the Board of Directors approved a cash bonus to be paid to the CFO’s consulting company up to a maximum of $40,000 based on the timing of the filing of Company’s periodic reports for the fiscal year ended July 31, 2022. The bonus consists of a quarterly bonus of $10,000 per quarter based on filing of the Company’s Form 10-Q’s and 10-K by the filing deadline, not including any extensions pursuant to Rule 12b-25 under the Exchange Act.

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

Body and Mind executive officers and directors and their respective ages as of the date of this report are as follows:

Name and Position(1)	Age	Principal Occupation and Positions Held During the Last Five Years(1)
Michael Mills President, CEO and Director	52	President and CEO of Body and Mind Inc. (Aug 2019 to present);

Stephen ‘Trip’ Hoffman COO and Director	56	Chief Operating Officer of Body and Mind (Nov 2018 to present), principle officer of NMG Cathedral City, NMG Long Beach, NMG San Diego, and NMG Chula Vista.

Darren Tindale Corporate Secretary	48

Former CFO of Body and Mind Inc. (March, 2017 to Aug 2019). CFO of Batero Gold Corp. (Dec 2012 to Dec 2013). Director of Finance of Bingham Group Services Corp. (Dec 2015 to July 2016). Owner and President of Stonerock Financial Ltd. (June 2010 to present).

Alexis Podesta Director	41	Director of Body and Mind Inc. (March 2021 to present). Past Cabinet Secretary of the California Business, Consumer Services and Housing Agency.

Brent Reuter Director	54	Director of Body and Mind Inc. (Oct 2019 to present); Senior VP of investors relations and strategy for Australis Capital Inc. (October 2019 to present).

Dong Shim CFO and Director	38

Director of Body and Mind Inc. (Jul 2016 to present) and CFO of Body and Mind Inc. (Aug 2019 to present); President and founder of both SHIM Accounting Corporation (June 2013 to present) and Golden Tree Capital Corp. (November 2015 to present), and a director of National Securities Administrators Ltd. (December 2016 to present). CFO for Avricore Health Inc. (Feb. 2018 to Sept. 2018), CFO of E-Play Digital Inc., (November 2016 to present), CFO for Arizona Silver Exploration Inc. (August 2017 to present), CFO for Mission Ready Solutions Inc. (June 2017 to present), CFO for Organimax Nutrient Corp. (April 2018 to present), and CFO for Reliq Health Technologies Inc. (Nov 2018 to March 2020).

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

Alexis Podesta Alexis Podesta has served in senior roles in both the public and private sector. Known for her talent to skillfully navigate complex policy and political issues, her broad portfolio has included problem-solving on high-profile policies in both government and the corporate world. Alexis was entrusted by both Governor Gavin Newsom and Governor Edmund G. Brown, Jr. to manage the sprawling California Business, Consumer Services and Housing Agency. As Secretary of the Cabinet-level Agency, she directed its $4.75 billion budget and nearly 6,100 employees. Alexis oversaw twelve departments, boards, a commission, a panel and a council whose job is to license and regulate professionals and businesses in California to protect consumers; regulate businesses engaged in financial transactions; preserve, expand and fund safe and affordable housing opportunities; to provide solutions to address homelessness in California; to investigate and research earthquake related issues to advise on ways to reduce earthquake risk; and to protect the civil rights of all Californians from acts of hate violence and unlawful discrimination in employment, housing and public accommodations. Additionally, the departments under the agency provided $1.9 billion in funding for affordable housing; made $3.5 billion annually in loans for first-time homebuyers; made $600 million annually in loans for affordable multi-family properties; and provided $650 million in assistance to local jurisdictions to combat homelessness. Additionally, the Department of Fair Employment and Housing filed more than 22,500 civil rights cases. Prior to being appointed to lead the Agency, Alexis served as the Director of External and International Affairs for Governor Brown. She directed outreach, communication and partnerships with stakeholder groups, and provided key support for the Governor’s special projects. In addition, Alexis was the Governor’s lead representative on international affairs and served as Chief of Protocol.

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

Significant Employees

Body and Mind does not have any employees and its officers and directors provide their services on a consulting basis. Body and Mind has approximately 105 employees at all of its locations.

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

92

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

Section 16(A) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended July 31, 2021, except as follows:

Name	Position Held	Late or Unfiled Report
Stephen Hoffman	COO and Director	Form 4 filed late
Alexis Podesta	Director	Form 3 filed late
Australis Capital Inc.	Shareholder	49 Form 4s filed late

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

Compensation Committee

Our Compensation Committee is comprised of Mr. Reuter, Ms. Podesta, Mr. Wenger and Mr. Hoffman. This committee reviews and recommends to our Board of Directors the salaries, and benefits of all employees, consultants, directors and other individuals compensated by us.

Audit Committee

The Audit Committee is comprised of Mr. Shim, Ms. Podesta and Mr. Reuter.

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

Summary Compensation Table

Michael Mills, our President, Chief Executive Officer and director, Dong Shim, our Chief Financial Officer and director, Darren Tindale, our Corporate Secretary and former Chief Financial Officer, and Stephen Hoffman, our Chief Operating Officer and director are NEOs for the purposes of the following disclosure.

The compensation for those NEOs, directly or indirectly, for our most recently completed financial years ended July 31, 2021 and 2020 are as follows:

					Non-equity incentive plan compensation ($)		Nonqualified deferred
Name and Principal Position	Fiscal Year	Salary (CAD$)	Share- based awards (CAD$)	Option- based awards (CAD$)	Annual incentive plans	Long-term incentive plans	compensation earnings ($)	All other compensation ($)	Total compensation (CAD$)
Michael Mills(1)	2021	203,255	-	215,872	-	-	-	-	419,127
President, CEO and director	2020	207,775	-	230,812	-	-	-	-	438,587

Dong Shim(2)	2021	139,386	-	156,683	-	-	-	-	296,069
CFO and Director	2020	123,226	-	173,012	-	-	-	-	296,238

Darren Tindale(3)	2021	90,375	-	80,483	-	-	-	-	170,858
Secretary and Former CFO	2020	90,000	-	152,851	-	-	-	-	242,851

Stephen Hoffman(4)	2021	185,000	-	226,166	-	-	-	-	406,166
COO and Director	2020	180,000	-	270,880	-	-	-	-	450,880

Notes:

(1)	Mr. Mills was appointed a President and Interim CEO on Aug. 21, 2019. Mr. Mills was elected as a director on January 23, 2020 and was appointed full-time CEO on April 30, 2020.
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

Incentive Plan Awards

The stock options to purchase shares of our common stock that we granted to our NEOs during the fiscal year ended July 31, 2021 was on March 6, 2021 as set out in the table below.

	Date of Option Grant	# of Options	Fair Value (CAD$)
Michael Mills	March 6, 2021	250,000	115,585
Dong Shim	March 6, 2021	250,000	115,585
Darren Tindale	March 6, 2021	100,000	46,234
Stephen Hoffman	March 6, 2021	250,000	115,585

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as of July 31, 2021, relating to outstanding equity awards held by each NEO:

Outstanding Equity Awards at Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) (exercise- able)	Number of Securities Underlying Unexer- cised Options (#) (unexer- ciseable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options (#)	Option Exercise Price (CAD$)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Mills(1)	175,000 100,000 187,500 150,000 137,500 N/A	N/A N/A 62,500 50,000 137,500 250,000	N/A N/A N/A N/A N/A N/A	0.41 0.57 0.88 0.88 0.67 0.68	06/06/2023 12/10/2023 08/21/2024 01/23/2025 04/30/2025 03/06/2026	N/A	N/A	N/A	N/A
Dong Shim(2)	200,000 250,000 187,500 100,000 N/A	N/A N/A 62,500 100,000 250,000	N/A N/A N/A N/A N/A	0.66 0.57 0.88 0.67 0.68	11/24/2022 12/10/2023 08/21/2024 04/30/2025 03/06/2026	N/A	N/A	N/A	N/A
Darren Tindale (3)	200,000 250,000 187,500 25,000 N/A	N/A N/A 62,500 25,000 100,000	N/A N/A N/A N/A N/A	0.66 0.57 0.88 0.67 0.68	11/24/2022 12/10/2023 08/21/2024 04/30/2025 03/06/2026	N/A	N/A	N/A	N/A
Stephen Hoffman (4)	175,000 262,500 125,000 125,000 N/A	N/A 87,500 125,000 125,000 250,000	N/A N/A N/A N/A N/A	0.57 0.88 0.405 0.67 0.68	12/10/2023 08/21/2024 03/01/2025 04/30/2025 03/06/2026	N/A	N/A	N/A	N/A

Notes:

(1)	Mr. Mills was appointed a President and Interim CEO on Aug. 21, 2019. Mr. Mills was elected as a director on January 23, 2020 and was appointed full-time CEO on April 30, 2020.
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

Director Compensation

We do not currently provide any compensation to our directors in their capacity as such. As a result, none of our directors received any cash compensation in any form during our most recently completed financial year. However, on March 6, 2021, we granted stock options to the following directors, which has not already been disclosed above as stock options granted to NEOs:

	Date of Option Grant	# of Options	Fair Value (CAD$)
Brent Reuter	March 6, 2021	150,000	69,351
Alexis Podesta	March 6, 2021	250,000	115,585

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 12, 2021 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership
Directors and Officers:
Michael Mills, President, Chief Executive Officer and Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	1,038,750	(2)	*
Darren Tindale, Corporate Secretary c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	862,500	(3)	*
Brent Reuter, Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	300,000	(4)	*
Stephen (Trip) Hoffman, Chief Operating Officer c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	967,500	(5)	*
Dong Shim, Chief Financial Officer and Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	1,082,292	(6)	*
Alexis Podesta, Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	62,500	(7)	*

All directors and executive officers as a group (6 persons)	4,313,542	(8)	3.8%
Major Stockholders:
Australis Capital Inc. 376 East Warm Springs Road, Suite 190 Las Vegas, NV 89119	8,206,549	(9)	7.4%
Robert Hasman 628 Chervil Valley Las Vegas, NV 89138	7,449,295	(10)	6.7%

Notes:

*	Less than one percent.

99

(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of November 12, 2021, there were 110,621,308 shares of common stock of the Company issued and outstanding.

(2)

This figure represents (i) 59,000 shares of common stock held by Mr. Mills, (ii) 18,000 shares of common stock held by Mr. Mills’ wife, (iii) warrants to purchase 18,000 shares of common stock registered directly to Mr. Mills’ wife, and (iv) stock options to purchase 943,750 shares of common stock which have vested or will vest within 60 days of the date thereof.

(3)

This figure represents (i) 100,000 shares of common stock held by Mr. Tindale’s wife, and (ii) stock options to purchase 762,500 shares of common stock which have vested or will vest within 60 days of the date hereof.

(4)	This figure represents stock options to purchase 300,000 shares of common stock which have vested or will vest within 60 days of the date hereof.

(5)

This figure represents (i) 5,000 shares of common stock held by Mr. Hoffman, and (ii) stock options to purchase 962,500 shares of common stock which have vested or will vest within 60 days of the date hereof.

(6)

This figure represents (i) 121,792 shares of common stock held by Mr. Shim, (ii) warrants to purchase 48,000 shares of common stock registered directly to Mr. Shim, and (iii) stock options to purchase 912,500 shares of common stock which have vested  or will vest within 60 days of the date hereof.

(7)	This figure represents stock options to purchase 62,500 shares of common stock which have vested.

(8)

This figure represents (i) 239,792 shares of common stock, (ii) 66,000 shares of common stock issuable upon exercise of warrants, and (iii) stock options to purchase 2,606,250 shares of common stock, which have vested or will vest within 60 days of the date hereof.

(9)	This figure includes represents 8,206,549 shares of common stock held by Australis Capital Inc.

(10)

This figure represents (i) 250,000 shares of common stock held directly by Mr. Hasman, (ii) 4,486,761 shares of common stock held by SW Fort Apache, LLC, an entity controlled by Mr. Hasman, (iii) 1,462,534 shares of common stock held by TI Nevada, LLC, an entity controlled by Mr. Hasman, and (iv) stock options to purchase 1,250,000 shares of common stock which have vested.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described herein, none of the following parties (each a “Related Party”) has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or officers;
•	any person proposed as a nominee for election as a director;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
•	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Related Party Transactions during the year ended July 31, 2021

	Accounts Payable		Consulting Fees
Dong Shim (Director and CFO)		$18,915	$109,488
Darren Tindale (Former CFO & Corporate Secretary)		$6,319	$70,990
Michael Mills (President & Interim CEO)		$26,841	$159,657
Robert Hasman (Former Director)	$	Nil	$65,000

Included in stock-based compensation for the year ended 31 July 2021 is $673,097 (2020 - $691,115) related to stock options issued to directors and officers of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2021	2020
Audit fees	$225,850	$178,218
Audit-related fees	4,858	1,858
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total fees paid or accrued to our principal accountants	$230,708	$180,076

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

10.38(10)	Management Assignment and Assumption Agreement between Green Light District Holdings, Inc., NMG Long Beach, LLC and The Airport Collective, Inc., dated June 19, 2019
10.39(10)	Barakett Consulting Agreement between NMG Long Beach, LLC and David Barakett, dated June 19, 2019
10.40(10)	Contemporaneous Loan Agreement between Green Light District Holdings, Inc. and Body and Mind Inc., dated June 19, 2019
10.41(10)	Assignment and First Amendment to Commercial Lease between Green Road, LLC, David Barakett, SGSD, LLC and NMG San Diego, LLC, dated June 13, 2019
10.42(10)	Litigation Loan and Security Agreement between Green Light District Holdings, Inc. and Body and Mind Inc., dated June 19, 2019
10.43(11)	Settlement and Release Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019
10.44(11)	Brand Director Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019
10.45(11)	Brand License Agreement between DEP Nevada Inc. and Satellites Dip, LLC, dated November 30, 2019
10.46(11)	Equipment Purchase Agreement between Satellites Dip, LLC and NMG Cathedral City, LLC, dated November 30, 2019
10.47(11)	First Amendment to Equipment Lease Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019
10.48(11)	Release & Satisfaction of Loan Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019
10.49(12)	Amended and Restated Consulting Agreement between Body and Mind Inc., Fairlawn Capital Partners Ltd. and Michael Mills, dated January 18, 2021
10.50(12)	Amended and Restated Consulting Agreement between Body and Mind Inc., Golden Tree Capital Corp. and Dong H. Shim, dated January 18, 2021
10.51(12)	Amended and Restated Employment Agreement between Body and Mind Inc. and Stephen ‘Trip’ Hoffman, dated January 18, 2021
10.52(*)	Second Amended and Restated Consulting Agreement with Fairlawn Capital Partners Ltd. and Michael Mills, dated effective June 1, 2021
10.53(*)	Second Amended and Restated Consulting Agreement with Golden Tree Capital Corp. and Dong H. Shim, dated effective June 1, 2021
10.54(*)	Second Amended and Restated Employment Agreement with Stephen ‘Trip’ Hoffman, dated effective June 1, 2021
10.55(13)

Loan Agreement between Body and Mind Inc., DEP Nevada Inc., Nevada Medical Group, LLC, NMG OH 1, LLC, NMG OH P1, LLC, NMG Long Beach, LLC, NMG Cathedral City, LLC, NGM CA 1, LLC, NMG CA C1, LLC, NMG MI 1, Inc., NMG MI P1, Inc., NMG MI C1, Inc., FG Agency Lending LLC and Bomind Holdings LLC, dated July 19, 2021

10.56(13)

Security Agreement between Body and Mind Inc., DEP Nevada Inc., Nevada Medical Group, LLC, NMG OH 1, LLC, NMG OH P1, LLC, NMG Long Beach, LLC, NMG Cathedral City, LLC, NGM CA 1, LLC, NMG CA C1, LLC, NMG MI 1, Inc., NMG MI P1, Inc., NMG MI C1, Inc., and FG Agency Lending LLC, dated July 19, 2021

10.57(13)	Pledge Agreement between Body and Mind Inc., DEP Nevada Inc., Nevada Medical Group, LLC, and FG Agency Lending LLC, dated July 19, 2021
10.58(13)	Omnibus Collateral Assignment between Body and Mind Inc., DEP Nevada Inc., Nevada Medical Group, LLC, NMG MI 1, Inc., NMG MI C1, Inc., NMG MI P1, Inc., and FG Agency Lending LLC, dated July 19, 2021
10.59(13)

Intercompany Subordinated Demand Promissory Note between Body and Mind Inc., DEP Nevada Inc., Nevada Medical Group, LLC, NMG OH 1, LLC, NMG OH P1, LLC, NMG Long Beach, LLC, NMG MI C1, Inc., NMG MI P1, Inc., NMG MI 1, Inc., NMG CA C1, LLC, NMG CA P1, LLC, NMG CA 1, LLC and NMG Cathedral City, LLC, dated July 19, 2021

10.60(13)	Term Note, dated July 19, 2021, issued by Body and Mind Inc. to FG Agency Lending LLC, as agent

10.61(13)	Warrant to Purchase 4,800,000 Common Shares, dated July 19, 2021, issued by Body and Mind Inc. to FG Agency Lending LLC
10.62(13)	Warrant to Purchase 3,200,000 Common Shares, dated July 19, 2021, issued by Body and Mind Inc. to FG Agency Lending LLC
21.1(*)	Subsidiaries of Body and Mind Inc.
23.1(*)	Consent of Independent Auditors, Sadler, Gibb & Associates, LLC
23.2(*)	Consent of Independent Auditors, Marcum LLP
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
32.1(*)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(1)	Form of Voluntary Pooling Agreement with NMG Members
99.2(1)	Escrow Agreement with principals of Deploy dated November 10, 2017
99.3(1)	Form of Pooling Agreement with certain securityholders of the Company
99.4(1)	Amendment to Pooling Agreement with certain securityholders of the Company
99.5(1)	Certification as Medical Marijuana Cultivation Establishment dated November 5, 2017
99.6(1)	Certification as Medical Marijuana Production Establishment dated December 10, 2017
99.7(1)	Conditional Cultivation Business License dated January 1, 2018
99.8(1)	Conditional Production Business License dated January 1, 2018
99.9(1)	Clark County Limited Cultivation Business License dated January 1, 2018
99.10(2)	Conditional Cultivation Business License dated July 1, 2018
99.11(2)	Conditional Production Business License dated July 1, 2018
99.12(2)	Nevada State Business License for NMG dated January 30, 2018
99.13(2)	State of Nevada Medical Marijuana Cultivation Registration Certificate
99.14(2)	State of Nevada Medical Marijuana Production Registration Certificate
99.15(2)	State of Nevada Marijuana Cultivation Facility License
99.16(2)	State of Nevada Marijuana Product Manufacturing License
99.17(11)	Consulting Agreement between Body and Mind Inc., Fairlawn Capital Partners Ltd. and Michael Mills, dated August 21, 2019
99.18(11)	Consulting Agreement between Body and Mind Inc., Toro Pacific Management Inc. and Leonard Clough, dated August 21, 2019
99.19(11)	Consulting Agreement between Body and Mind Inc., Golden Tree Capital Corp. and Dong H. Shim, dated August 21, 2019
99.20(11)	Consulting Agreement between Body and Mind Inc., Stonerock Financial Ltd. and Darren Tindale, dated August 21, 2019
99.21(11)	Employment Agreement between Body and Mind Inc. and Stephen ‘Trip’ Hoffman, dated effective November 15, 2018
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document

Notes:

(*)	Filed herewith.
(1)	Previously filed as an exhibit to our Form 10 filed with the SEC on June 1, 2018.
(2)	Previously filed as an exhibit to our Form 10 filed with the SEC on October 30, 2018.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 5, 2018
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 4, 2018
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 6, 2019
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 21, 2019
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 22, 2019
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 11, 2019
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 8, 2019
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 18, 2019
(11)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 23, 2019
(12)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on February 1, 2021
(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 23, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODY AND MIND INC.

Dated: November 18, 2021	By:	/s/ Michael Mills
Michael Mills,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Michael Mills
Dated: November 18, 2021		Michael Mills, President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 18, 2021	By:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Dated: November 18, 2021	By:	/s/ Stephen Hoffman
Stephen Hoffman, Chief Operating Officer and Director

Dated: November 18, 2021	By:	/s/ Alexis Podesta
Alexis Podesta, Director

Dated: November 18, 2021	By:	/s/ Brent Reuter
Brent Reuter, Director

