Form 10-Q
period 2021-10-31
BODY & MIND INC.
filed 2021-12-15
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 113,349,464 shares of common stock outstanding as of December 14, 2021.

BODY AND MIND INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.	Statement 1

Condensed Consolidated Interim Balance Sheets

(U.S. Dollars)
ASSETS	As of 31 October 2021	As of 31 July 2021

Current
Cash	$7,433,086	$7,374,194
Amounts receivable	1,445,876	1,544,957
Interest receivable on convertible loan (Note 6)	168,000	150,000
Prepaids	545,044	413,246
Inventory (Note 5)	3,374,911	2,936,156
Convertible loan receivable (Note 6)	1,810,827	1,648,816
Loan receivable (Note 7)	239,834	239,834
Total Current Assets	15,017,578	14,307,203

Deposit (Note 19)	470,546	470,546
Loan receivable from NMG Ohio LLC (Note 8)	-	891,279
Property and equipment, net (Note 10)	5,594,541	4,893,790
Operating lease right-of-use assets (Note 15)	3,179,713	2,539,023
Brand and licenses, net (Note 12)	19,552,813	19,855,068
Goodwill (Note 12)	5,168,902	5,168,902
TOTAL ASSETS	$48,984,093	$48,125,811

LIABILITIES
Current
Accounts payable	$1,546,481	$1,686,376
Accrued liabilities	130,000	105,538
Income taxes payable	4,501,689	3,832,078
Due to related parties (Note 13)	54,166	52,074
Loan payable (Note 14)	15,050	16,874
Current portion of operating lease liabilities (Note 15)	407,446	761,415
Total Current Liabilities	6,654,832	6,454,355

Long-term operating lease liabilities (Note 15)	2,781,617	2,323,525
Loan payable (Note 14)	4,916,615	4,798,871
Deferred tax liability	229,080	198,339
TOTAL LIABILITIES	14,582,144	13,775,090

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 16)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
110,621,308 31 July 2021 – 109,077,778) Common Shares	11,061	10,907
Additional paid-in capital	51,004,060	50,312,013
Other comprehensive income	1,163,994	1,127,713
Deficit	(17,915,599)	(17,126,510)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO BAM	34,236,516	34,324,123
NON-CONTROLLING INTEREST	138,433	26,598
TOTAL EQUITY	34,401,949	34,350,721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,984,093	$48,125,811

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 2

Condensed Consolidated Interim Statements of Operations
(U.S. Dollars)

	Three Month Period Ended 31 October
	2021	2020

Sales	$7,570,816	$5,294,358
Cost of sales	(4,080,600)	(3,494,304)
	3,490,216	1,800,054

General and Administrative Expenses
Accounting and legal	259,144	167,077
Business development	94,759	1,409
Consulting fees	143,235	85,731
Depreciation	331,544	245,337
Insurance	70,761	72,720
Lease expense	126,339	88,603
Licenses, utilities and office administration	781,614	575,245
Management fees	168,379	132,226
Regulatory, filing and transfer agent fees	-	6,576
Rent	32,082	38,351
Salaries and wages	991,717	782,618
Stock-based compensation	145,175	287,631
Travel	30,158	11,839
	(3,174,907)	(2,495,363)
Net Operating Income (Loss) Before Other Income (Expenses)	315,309	(695,309)

Other Income (Expenses)
Foreign exchange, net	(13)	39
Interest expense	(338,764)	(735)
Interest income	18,000	106,143
Other income	30,386	88,422
Gain on bargain purchase	-	208,176
Equity-method investment change from earnings	-	24,872

Net Income (Loss) for the Period Before Income Tax	$24,918	$(268,392)
Income tax expense	(702,172)	(509,975)

Net Loss for the Period	(677,254)	(778,367)

Other Comprehensive Income
Foreign currency translation adjustment	36,281	268,097

Comprehensive Loss for the Period	$(640,973)	$(510,270)

Net income (loss) attributable to:
Body and Mind Inc.	(789,089)	(792,545)
Non-controlling interest	111,835	14,178

Comprehensive loss attributable to:
Body and Mind Inc.	(752,808)	(524,448)
Non-controlling interest	111,835	14,178

Loss per Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding – Basic and Diluted	109,748,878	107,600,058

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.						Statement 3

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity
(U.S. Dollars)

	Share Capital		Additional	Shares	Other		Non-
	Common Shares		paid-in	to be	comprehensive		controlling
	Number of shares	Amount	capital	issued	income	Deficit	interest	Total
Balance – 31 July 2021	109,077,778	$10,907	$50,312,013	$-	$1,127,713	$(17,126,510)	$26,598	$34,350,721
Common stock issued for operating leases	1,543,530	154	546,872	-	-	-	-	547,026
Stock-based compensation (Note 16)	-	-	145,175	-	-	-	-	145,175
Foreign currency translation adjustment	-	-	-	-	36,281	-	-	36,281
Loss for the period	-	-	-	-	-	(789,089)	111,835	(677,254)
Balance – 31 October 2021	110,621,308	$11,061	$51,004,060	$-	$1,163,994	$(17,915,599)	$138,433	$34,401,949

Balance – 31 July 2020	107,513,812	$10,751	$47,665,678	$19,703	$731,768	$(14,865,608)	$(257,843)	$33,304,449
Common stock issued in acquisition of NMG Ohio LLC (Note 16)	793,466	79	296,963	-	-	-	-	297,042
Stock-based compensation (Note 16)	-	-	287,631	-	-	-	-	287,631
Foreign currency translation adjustment	-	-	-	-	268,097	-	-	268,097
Loss for the period	-	-	-	-	-	(792,545)	14,178	(778,367)
Balance – 31 October 2020	108,307,278	$10,830	$48,250,272	$19,703	$999,865	$(15,658,153)	$(243,665)	$33,378,852

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 4

Condensed Consolidated Interim Statements of Cash Flows
(U.S. Dollars)
	Three Month Period Ended 31 October
Cash Resources Provided By (Used In)	2021	2020
Operating Activities
Net loss for the period	$(677,254)	$(778,367)
Items not affecting cash:
Amortization of debt discounts	117,744	74,435
Accrued interest income	(18,000)	(106,143)
Amortization of licenses	302,255	225,508
Non-cash costs – operating leases	77,037	52,959
Depreciation	202,394	125,727
Foreign exchange	-	(112,139)
Equity-method investment change from earnings	-	(24,872)
Gain on bargain purchase	-	(208,176)
Stock-based compensation	145,175	287,631

Amounts receivable and prepaids	6,294	(152,046)
Inventory	(416,118)	259,435
Trade payables and accrued liabilities	(118,882)	34,962
Income taxes payable	700,352	508,850
Due to related parties	2,092	(8,807)
Operating lease liabilities	(66,578)	(117,656)
Loan to NMG Ohio LLC	-	(228,736)
Cash provided by (used in) operating activities	256,511	(167,435)

Investing Activities
Investment in NMG Ohio, LLC , net of cash received	(54,415)	(136,326)
Investment in GLDH	-	251,189
Purchase of property and equipment	(15,650)	(99,619)
Convertible loan receivable	(162,011)	(134,729)
Cash used in investing activities	(232,076)	(119,485)

Financing Activities
Loan repaid	(1,824)	(4,460)
Cash used in financing activities	(1,824)	(4,460)

Effect of exchange rate changes on cash	36,281	268,097

Net Decrease in Cash	58,892	(23,283)
Cash– Beginning of Period	7,374,194	1,352,130
Cash– End of Period	$7,433,086	$1,328,847

Supplemental Disclosures with Respect to Cash Flows (Note 18)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
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

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name	Jurisdiction	Ownership	Date of acquisition or formation
DEP Nevada Inc. (“DEP Nevada”)	Nevada, USA	100%	10 August 2017
Nevada Medical Group LLC (“NMG”)	Nevada, USA	100%	14 November 2017
NMG Long Beach LLC (“NMG LB”)	California, USA	100%	18 December 2018
NMG Cathedral City LLC	California, USA	100%	4 January 2019
NMG San Diego LLC (“NMG SD”)	California, USA	60%	30 January 2019
NMG Ohio LLC (“NMG Ohio”)	Ohio, USA	100%	27 April 2017
NMG OH 1, LLC (“NMG OH 1”)	Ohio, USA	100%	30 January 2020
NMG OH P1, LLC (“NMG OH P1”)	Ohio, USA	100%	29 January 2020
NMG MI 1, Inc. (“NMG MI 1”)	Michigan, USA	100%	24 June 2021
NMG MI C1 Inc.	Michigan, USA	100%	24 June 2021
NMG MI P1 Inc.	Michigan, USA	100%	24 June 2021

All inter-company transactions and balances are eliminated upon consolidation.

2.	Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after 15 December 2022. The Company does not anticipate this amendment to have a significant impact on the consolidated financial statements.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

2.	Recent Accounting Pronouncements – Continued

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual and interim periods beginning after 15 December 2020. Early adoption is permitted. The adoption of ASU 2019-12 had no material impact to the consolidated financial statements.

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

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 31 October 2021 and 31 July 2021, the Company has no allowance for doubtful accounts.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
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

Inventory

Inventory consists of raw material, work in progress (live plants and plants in the drying process), finished goods, and consumables. The Company values its raw material, finished goods and consumables at the lower of the actual costs or its current estimated market value less costs to sell. The Company values its work in progress at cost. The Company periodically reviews its inventory for obsolete and potentially impaired items. As of 31 October 2021 and 31 July 2021, the Company has no allowance for inventory obsolescence.

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
For the Three Months Ended 31 October 2021
U.S. Dollars

3.	Significant Accounting Policies – Continued

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually during its fourth quarter on July 31.

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. Potentially dilutive options of 9,855,000 and warrants of 17,215,284 existed at 31 October 2021 and have been excluded, as their effect is anti-dilutive. This figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by 1 June 2022, or cancelled if we do not draw on the Delayed Draw Term Loan. Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until 19 July 2025.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As of 31 October 2021 and 31 July 2021, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

3.	Significant Accounting Policies – Continued

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is in U.S. dollars. The Company’s subsidiaries have a functional currency in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Exchange gains and losses on inter-company balances that form part of the net investment in foreign operations are included in other comprehensive income. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The exchange rates used to translate Canadian dollar to U.S. dollar was 0.8085 for monetary assets and liabilities and 0.7959 as an average rate for transactions occurred during the period ended 31 October 2021. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net loss.

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

Fair value measurements

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments in active markets.

●

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

●

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

The convertible note receivable was valued using Level 3 inputs.

Other current financial assets and current financial liabilities have fair values that approximate their carrying values.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
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

4.	Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 October 2021 and 31 July 2021:

	As of 31 October 2021	As of 31 July 2021
Financial assets at fair value
Cash	$7,433,086	$7,374,194
Convertible loan receivable	1,810,827	1,648,816

Total financial assets at fair value	$9,243,913	$9,023,010

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

Credit risk

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Company reduces its exposure to credit risk by maintaining its cash with major financial institutions. Credit risk associated with the convertible loans receivable arises from the possibility that the principal and/or interest due may become uncollectible. The Company mitigates this risk by managing and monitoring the underlying business relationship.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

4.	Financial Instruments – Continued

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company has cash flows from operations of $256,511 for the three months ended 31 October 2021, and had working capital of $8,362,746 at 31 October 2021. The Company anticipates that current cashflow positive operations, cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 15 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

5.	Inventory

	31 October 2021	31 July 2021

Work in progress	$615,899	$503,215
Finished goods	1,843,717	1,547,493
Consumables	915,295	885,448

Total	$3,374,911	$2,936,156

6.	Convertible loan receivable

Effective March 15, 2019, the Company, through its wholly owned subsidiaries, DEP Nevada and NMG, entered into a convertible loan agreement and a management agreement with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical cannabis dispensary facility in West Memphis, Arkansas. The convertible loan agreement can be extended by either party and the current agreement has a maturity date of 30 March 2022. Under no circumstances shall the maturity date of the convertible loan agreement extend beyond the expiration of the management agreement as described below.

Pursuant to the management agreement, NMG will provide operations and management services, including management, staffing, operations, administration, oversight, and other related services. Under the management agreement, NMG will be required to obtain approval from CCG for any key decisions as defined in the agreement and accordingly the Company does not control CCG. NMG will be paid a monthly management fee equal to 66.67% of the monthly net profits of CCG, subject to conversion of the convertible loan as discussed below upon which the monthly management fee shall be $6,000 per month, unless otherwise agreed by the parties in writing. The management agreement has an expiration of 15 March 2024 and can be mutually extendable.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
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

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The sum of these two valuations is the fair value of the loan receivable balance of $1,810,827. Management believes that the accretion of the straight debt portion and embedded derivative related to the conversion option are not material due to the short term maturity of the loan. At 31 October 2021, the Company had advanced $1,810,827 (31 July 2021 - $1,648,816) and accrued interest income of $18,000 (2020 - $18,000) for the three months ended 31 October 2021. As of 31 October 2021, total interest receivable was $168,000 (31 July 2021 - $150,000).

7.	Loan receivable

The loan receivable at 31 October 2021 in the amount of $239,834 acquired from NMG LB is due from an arm’s length party that is unsecured, non-interest bearing and due on demand.

8.	Loan receivable from NMG Ohio LLC

On 7 June 2018, the Company acquired a 30% interest in NMG Ohio, which had a cannabis dispensary and a provisional production license. On 31 January 2019, the Company entered into a definitive agreement (“Definitive Agreement”) to acquire 100% ownership of NMG Ohio, or the remaining 70% interest for total cash payments of $1,575,000 and issuance of 3,173,864 common shares of the Company.

On 17 September 2021, the Company closed the acquisition of the remaining 70% interest in NMG Ohio. The transaction included the transfer of a dispensary license for the Clubhouse Dispensary in Elyria, Ohio to our wholly owned subsidiary, NMG OH 1, which became effective on 4 September 2020 (Note 11). The transaction also included the final award of a production license which has now been transferred to our wholly owned subsidiary, NMG OH P1. As a result of the closing of this acquisition, the Company now owns 100% of NMG Ohio.

	Three Months Ended 31 October 2021	Year Ended 31 July 2021
Loan receivable (payable) to NMG Ohio
Opening balance	$891,279	$(466,495)
Advances provided to NMG Ohio	64,598	1,120,015
Foreign exchange	-	4,671
Transferred to NMG OH 1 and eliminated on consolidation	-	233,088
Acquisition of NMG Ohio (Note 11)	(955,877)	-

Loan receivable from NMG Ohio	$-	$891,279

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

9.	Investment in and advances to GLDH

On 3 July 2019, the Company entered into the following agreements with GLDH and other third parties to acquire two dispensaries located in Long Beach and San Diego:

1.

a definitive asset purchase agreement (the “Purchase Agreement”) between the Company’s wholly owned subsidiary, NMG LB, GLDH and Airport Collective, Inc. to acquire 100% ownership interest in GLDH’s Long Beach, California dispensary (Note 11). The Purchase Agreement was executed under the following terms:

The purchase price is USD$6,700,000 (the “Purchase Price”). The consideration under the Purchase Agreement includes the following on closing:

i.	The USD$5,200,000 Note and accrued interest; and

ii.

USD$1,500,000 to be paid in common shares of the Company at a price of CAD$0.7439 per common share to a maximum of 2,681,006 common shares (the “Share Payment”) (issued and held in escrow) (Note 16) upon NMG LB receiving the transfer of all licenses, permits and BCC authorizations for NMG LB to conduct medical and adult-use commercial cannabis retail operations. The Share Payment is subject to reduction equal to the net liability of GLDH and Airport Collective. The Share Payment reduction is pending and, as a result, the related shares have not been released from escrow.

2.

a settlement agreement (“NMG SD Settlement Agreement”) between the Company and its subsidiaries, and GLDH and its subsidiaries, to acquire a 60% ownership interest in GLDH’s San Diego, California dispensary. The NMG SD Settlement Agreement’s consideration includes the following on closing:

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

9.	Investment in and advances to GLDH – Continued

3.

a lease assignment (the “Lease Assignment Agreement”) on the San Diego operation between the Company’s 60%-owned subsidiary, NMG SD, Green Road, LLC, Show Grow San Diego, LLC (“SGSD”), and SJJR LLC. The Lease Assignment Agreement was executed under the following terms:

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

The Company’s total investment in GLDH was as follows:

Note receivable	$5,200,000
Share issuances	4,092,175
Share payment reduction	(793,416)
Interest income accrued on the Note	1,821,476
Advances for working capital	2,813,515
Lease Assignment Agreement payment	1,533,765
Amount transferred to Property and Equipment	(1,431,585)
Amount transferred to Brand and Licenses	(3,585,483)
Expensed during the year	(690,741)
Foreign exchange	(46,973)

8,912,733

Impairment loss	(534,165)
Acquisition of ShowGrow Long Beach dispensary (Note 11)	$(8,378,568)

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

10.	Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Total
Cost:
Balance, 31 July 2021	$401,571	$466,110	$570,702	$51,108	$38,717	$10,335	$5,055,799	$6,594,342
Additions	22,739	-	-	-	-	-	880,406	903,145
Balance, 31 October 2021	424,310	466,110	570,702	51,108	38,717	10,335	5,936,205	7,497,487

Accumulated Depreciation:
Balance, 31 July 2021	49,765	250,544	210,166	21,722	24,328	1,790	1,142,237	1,700,552
Depreciation	14,729	17,218	19,253	1,840	1,394	1,244	146,716	202,394
Balance, 31 October 2021	64,494	267,762	229,419	23,562	25,722	3,034	1,288,952	1,902,946

Net Book Value:
At 31 July 2021	351,806	215,566	360,536	29,386	14,389	8,545	3,913,562	4,893,790
At 31 October 2021	$359,816	$198,348	$341,283	$27,546	$12,995	$7,301	$4,647,252	$5,594,541

For the three months ended 31 October 2021, a total depreciation of $27,826 (2020 - $19,828) was included in General and Administrative Expenses and a total depreciation of $174,568 (2020 - $105,899) was included in Cost of Sales.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

11.	Business Acquisitions

The Clubhouse dispensary

On 4 September 2020, NMG OH 1 received all approvals and final license and name transfer from the Ohio Department of Pharmacy for Clubhouse dispensary located in Elyria, Ohio. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The acquisition of The Clubhouse dispensary allows the Company to expand into the State of Ohio. This acquisition was the first part of the acquisition of the remaining 70% interest in NMG Ohio.  The remaining production licenses were transferred to NMG OH P1 in the asset acquisition (Note 8) resulting in the completion of the acquisition of NMG Ohio. The following table summarizes the fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of NMG OH 1 made by the Company:

Purchase consideration (Note 8)	$3,814,788

Assets acquired:
Cash	257,462
Amounts receivable	510,367
Prepaid expenses	4,965
Inventory	178,898
Property and equipment	763,951
Licenses and customer relationships	2,710,000

Liabilities assumed:
Trade payable and accrued liabilities	(443,589)

Net assets acquired	3,982,054
Bargain purchase	(167,266)
TOTAL	$3,814,788

ShowGrow Long Beach dispensary

The acquisition of ShowGrow Long Beach dispensary allows the Company to enter the California market. On 28 August 2020, NMG LB received all approvals and final license transfer for the ShowGrow Long Beach dispensary. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The following table summarizes the fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of NMG LB made by the Company:

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

Pro Forma

The following table summarizes the results of operations of both The Clubhouse Dispensary and NMG LB since the acquisition dates included in the Company’s consolidated results of operations for three months ended 31 October 2021:

	The Clubhouse Dispensary	NMG LB
Revenue	$2,075,285	$1,646,847
Net income	$518,924	$67,719

The following table summarizes our consolidated results of operations for the three months ended 31 October 2020 as though the acquisitions of The Clubhouse Dispensary and NMG LB had occurred on 1 August 2020.

	Three months ended 31 October 2020
	As Reported	Pro Forma (unaudited)
Revenue	$5,294,358	$6,388,537
Net income	$(778,367)	$(626,693)

The unaudited pro forma information set forth above is for informational purposes only and include all adjustments necessary for the fair presentation, in all material respects, of the Company’s combined operations including The Clubhouse Dispensary and NMG LB as if the business combinations occurred on 1 August 2020. No adjustments have been made to reflect potential cost savings that may occur subsequent to completion of the transactions. The unaudited pro forma financial information is not intended to reflect the results of operations of the Company which would have actually resulted had the proposed transaction been effected on the date indicated above. Further, the unaudited pro forma financial information is not necessarily indicative of the results of operations that may be obtained in the future. The actual pro forma adjustments will depend on a number of factors, and could result in a change to the unaudited pro forma financial information.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

12.	Intangible Assets, Net
	Gross	Weighted	As of 31 October 2021
	carrying amount	average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$247,000	-	$-	$247,000
Licenses	20,718,508	10.0	(1,481,895)	19,236,613
Customer relationships	90,000	5.0	(20,800)	69,200

Total intangible assets	$21,055,508		$(1,502,695)	$19,552,813
	Gross	Weighted	As of 31 July 2021
	carrying amount	average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$247,000	-	$-	$247,000
Licenses	20,718,508	10.0	(1,184,175)	19,534,333
Customer relationships	90,000	5.0	(16,265)	73,735

Total intangible assets	$21,055,508		$(1,200,440)	$19,855,068

Amortization expense for intangible assets was $302,255 and $225,508 for the three months ended 31 October 2021 and 2020, respectively. Included in the licenses is $7,925,000 of indefinite lived assets.

The expected amortization of the intangible assets, as of 31 October 2021, for each of the next five years and thereafter is as follows:

2022 (remaining)	$896,908
2023	1,199,162
2024	1,202,448
2025	1,199,162
2026	1,272,897
Thereafter	5,610,237
$11,380,814

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

13.	Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the three months ended 31 October 2021 and 2020 are as follows:

	For the three months ended 31 October 2021	For the three months ended 31 October 2020
A company controlled by the President, Chief Executive Officer and a director
Management fees	$119,596	$37,525
A company controlled by the Chief Financial Officer and a director
Management fees	30,602	22,686
A company controlled by a former director and former President of NMG
Management fees	-	55,000
A company controlled by the Corporate Secretary
Management fees	18,181	17,015
	$168,379	$132,226

Amounts owing to related parties at 31 October 2021 and 31 July 2021 are as follows:

a)	As of 31 October 2021, the Company owed $32,039 (31 July 2021 - $26,841) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 31 October 2021, the Company owed $10,000 (31 July 2021 - $18,914) to the Chief Financial Officer of the Company and a company controlled by him.

c)	As of 31 October 2021, the Company owed $12,127 (31 July 2021 - $6,319) to the Corporate Secretary of the Company and a company controlled by him.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

14.	Loans Payable

The loan payable at 31 October 2021 in the amount of $15,050 assumed from NMG LB is unsecured, non-interest bearing and has no set terms of repayment.

On 19 July 2021, the Company entered into and closed a loan agreement (the “Loan Agreement”) with FG Agency Lending LLC (the “Agent”) and Bomind Holdings LLC (the “Lender”). Upon entering into the Loan Agreement, the Lender provided the initial term loan (the “Initial Term Loan”) in the face amount of $6,666,667 of which $6,000,000 was advanced to the Company with the 10% representing an origination discount as consideration for the use or forbearance of money. The Company may draw upon the remaining face amount of $4,444,444 (the “Delayed Draw Term Loan”) upon providing a 30-day request to the Agent by 1 June 2022, whereby $4,000,000 will be advanced to the Company after applying the 10% origination discount. The Initial Term Loan and the Delayed Draw Term Loan mature on 19 July 2025 and bear interest at a rate of 13% per annum payable on the first day of each month hereafter.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

14.	Loans Payable – Continued

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

The Company also paid an agent fee, legal fees and other fees in the amount of $175,758.

The Initial Term Loan is secured by certain of the Company’s assets, equity interest in subsidiaries and various agreements, under the Security Agreement, the Pledge Agreement and the Omnibus Collateral Assignment.

15.	Operating Leases

a)

On 10 November 2017, NMG entered into a revised five-year lease agreement for the property located at 3375 Pepper Lane, Las Vegas, NV, containing approximately 18,000 square feet. The Company has four options to extend the lease and each option is for five years. The monthly rent was $12,500 plus common area expenses, which now increased to $13,395 plus common area expenses. The guaranteed minimum monthly rent is subject to a 2% increase on each anniversary date of the lease.

b)

On 9 April 2019, NMG entered into a three-year lease agreement for the property located at 6420 Sunset Corporate Drive, Las Vegas, NV, containing approximately 7,700 square feet. The Company has one option to extend the lease for an additional three-year term and an option to purchase the property at any point during the initial term. The monthly rent is $6,026 plus $1,129 in common area expenses, totaling $7,156 every month. The monthly rent now increased to $6,478.

c)

On 24 April 2020, the Company assumed a five-year lease dated 1 December 2018, as amended on 13 June 2019, for the property located at 7625 Carroll Road, San Diego, CA. The Company has three options to extend the lease and each option is for five years. The monthly rent is $15,450 per month increasing by 3% every year until 1 December 2022. The rent is now $16,390. The lease contains a sale bonus provision of $1,000,000 or 10% of the purchase price of the entire business, whichever is greater, in the event of sale or assignment of the lease.

d)

On August 2, 2018, NMG Ohio, LLC entered into a three-year lease agreement for the property located at 709 Sugar Lane, Elyria, Ohio 44035, containing approximately 4,100 square feet. The Company has three options to extend the lease and each option is for three years. The rent is $4,000 per month increasing by5% starting on 1 July 2021 and 1 July 2024.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

15.	Operating Leases – Continued

e)

On 28 August 2020, the Company assumed a five-year lease dated 10 January 2017, as amended on 7 September 2018, for the property located at 3411 E. Anaheim St., Long Beach, California. The Company has one option to extend the lease for five years. The rent is $7,317 per month increasing by 3% every year until 10 January 2022.

f)

On 14 September 2021, the Company assumed a three-year lease dated 1 October 2019 for the property located at 719 Sugar Lane, Elyria, Ohio (Note 8). The Company has three options to extend the lease and each option is for three years. The rent is $4,000 per month.

g)

On 23 April 2021, the Company’s subsidiary NMG MI 1 entered into a five-year lease for the property located at 885 E. Apple Ave., Muskegon, Michigan. The Company has three options to extend the lease and each option is for five years. The rent is $5,000 per month increasing by 2% every year. The lease is contingent upon NMG MI 1 receiving one or more commercial marihuana municipal licenses from the City of Muskegon. The license(s) would allow NMG MI 1 to operate a dispensary for the distribution of adult-use and/or medical marihuana and all activities permissible under the Michigan and Muskegon Marihuana Laws. The Company took possession of the property effective 1 October 2021.

Upon NMG MI 1 receiving one or more licenses, NMG MI 1 agrees to cause the Company to issue common shares having a value of up to $150,000 to Kendal, with portions of the common shares to be issued upon the achievement of certain milestones as follows:

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

iii.   25% of the common shares to be issued within 30 days following NMG MI 1’s receipt of a local commercial adult-use marihuana retail license from the city of Muskegon, MI and a state commercial adult-use marihuana retail license from the state of Michigan;

iv.  25% of the common shares to be issued within 30 days following NMG MI 1 passing final inspections at the Leased premises regarding the commercial adult-use marihuana retail license and receiving its local operating permit allowing NMG MI 1 to begin adult-use marihuana operations at the premises;

During the three months ended 31 October 2021, the Company accrued $75,000 for milestones (i) and (iii) above. On 21 September 2021, the Company issued the necessary common shares to settle this liability. The Company expects milestones (ii) and (iv) to be met in the next quarter.

h)	The Company also has other lease agreements in Manistee, Michigan (Note 19). The Company has not yet taken possession of the premises.

During the three months ended 31 October 2021, the Company recorded a total lease expense of $162,801 related to the accretion of lease liabilities and the depreciation of right-of-use assets of which $126,339 was included in General and Administrative Expenses and $36,462 was included in Cost of Sales.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$152,340
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$717,727

Weighted-average remaining lease term – operating leases	6.47 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

15.	Operating Leases – Continued

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2022 (remaining)	$589,079
2023	704,273
2024	715,262
2025	725,942
2026 and thereafter	1,877,632
Total lease payments	$4,619,688
Less imputed interest	(1,430,625)
Total	$3,189,063
Less current portion	(407,446)
Long term portion	2,781,617

For operating lease commitments that have not yet commenced, see Note 19, Commitments.

16.	Capital Stock

The Company’s authorized share capital comprises 900,000,000 Common Shares, with a $0.0001 par value per share.

On 21 October 2020, the Company issued 793,466 common shares valued at $297,042 in relation to acquiring the remaining 70% interest in NMG Ohio.

On 21 September 2021, the Company issued 238,929 common shares to one entity based on the terms and conditions of the certain lease agreement for the Muskegon, Michigan premises and issued an aggregate of 1,304,601 common shares to another entity based on the terms and conditions of the two lease agreements for the Manistee, Michigan premises (Notes 18 and 19).

Pursuant to the Purchase Agreement (Note 9), the Company issued 2,681,006 common shares in escrow.  The share consideration remains subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which is expected to occur in the near future (Notes 11 and 19).

Stock options

The Company previously approved an incentive stock option plan, pursuant to which the Company may grant stock options up to an aggregate of 10% of the issued and outstanding common shares in the capital of the Company from time to time.

The Company recorded total stock-based compensation expense of $145,175 and $287,631 for the three months ended 31 October 2021 and 2020, respectively, in connection with the issuance of options to purchase common stock. Stock-based compensation expense is included in general and administrative expenses on the accompanying statements of operations.

	Number of options	Weighted average exercise price	Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2021 and 31 October 2021	9,855,000	CAD$0.70	2.51	CAD$ 3,750
Vested and fully exercisable at 31 October 2021	8,336,250	CAD$0.67	2.25	CAD$ 19,438

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

16.	Capital Stock – Continued

Share Purchase Warrants As of 31 October 2021 and 31 July 2021, the following warrants are outstanding:

Number of warrants outstanding and exercisable		Exercise price	Expiry dates
11,780,134		CAD$1.50	17 May 2023
635,150		CAD$1.25	16 May 2023
4,800,000		USD$0.40	19 July 2025
17,215,284	(1)	CAD$1.21

(1)

This figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by 1 June 2022, or cancelled if we do not draw on the Delayed Draw Term Loan. Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until July 19, 2025

17.	Segmented Information and Major Customers

In its operation of the business, management, including our chief operating decision marker, who is also our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP. During the periods presented, the Company reported its financial performance based on the following segments:

•	Wholesale;
•	Retail; and
•	All others

Revenue and costs are generally directly attributed to our segments. However, due to the integrated structure of our business, certain costs incurred by one segment may benefit other segments. In addition, certain costs incurred at a corporate level are not allocated to our segments.

Segment revenue and operating income were as follows during the three months ended 31 October 2021:

31 October 2021
Revenue
Wholesale	$1,755,799
Retail	5,815,017
All others	-
Total	$7,570,816

Operating income (loss)
Wholesale	$803,782
Retail	866,230
All others	(2,347,266)
Total	$(677,254)

During the three months ended 31 October 2021, the Company had no major customer over 10% of its revenues.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

18.	Supplemental Disclosures with Respect to Cash Flows

	Three Months Ended 31 October
	2021	2020
Cash paid during the period for interest	$219,074	$-
Cash paid during the period for income taxes	$1,896	$-

Pursuant to certain licensing milestones being achieved under a lease agreement for a premises in Muskegon, Michigan and certain licensing and operational milestones being achieved under two lease agreements for a premises in Manistee, Michigan, on 21 September 2021, the Company issued 238,929 shares of common stock to one entity based on the terms and conditions of the certain lease agreement for the Muskegon, Michigan premises and issued an aggregate of 1,304,60 shares of common stock to another entity based on the terms and conditions of the two lease agreements for the Manistee, Michigan premises (Notes 16 and 19).

On the assumption of an additional lease in Elyria, Ohio and Muskegon, Michigan, the Company recognized right-of-use assets (Note 15), and a corresponding increase in lease liabilities, in the amount of $717,727 which represented the present value of future lease payments using a discount rate of 12% per annum.

19.	Commitments

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

19.	Commitments – Continued

On 10 February 2020, the Company’s subsidiary NMG MI C1 executed a lease agreement with 254 River Street LLC (“River Street”) to lease commercial space located at 254 River Street, Manistee, MI, 49660. The term of the lease is for a period of 60 months and the lease includes rent abatement and reduced rent periods during construction and start up. Final rent is approximately US$22,500 per month and is contingent upon NMG MI C1 receiving one or more commercial marihuana municipal licenses from the City of Manistee. The license(s) would allow NMG MI C1 to operate a cultivation facility for adult use and/or medical marihuana and all activities permissible under the Michigan and Manistee Marihuana Laws.

On 10 February 2020, the Company’s subsidiary NMG MI P1 executed a lease agreement with 254 River Street LLC (“River Street”) to lease commercial space located at 254 River Street, Manistee, MI, 49660. The term of the lease is for a period of 60 months and the lease includes rent abatement and reduced rent periods during construction and start up. Final rent is approximately US$7,500 per month and is contingent upon NMG MI P1 receiving one or more commercial marihuana municipal licenses from the City of Manistee. The license(s) would allow NMG MI P1 to operate a production facility for adult-use and/or medical marihuana and all activities permissible under the Michigan and Manistee Marihuana Laws.

Leases for 254 River St., Manistee, Michigan 49660 and 885 E. Apple Ave., Muskegon, Michigan 49442 were subject to the Company subsidiaries receiving approval by the State of Michigan and could be cancelled by the Company if licences were not awarded. The licenses for NMG MI P1 and NMG MI C1 were issued on 19 July 2021 and license for NMG MI 1 was issued on 3 August 2021.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

19.	Commitments – Continued

Upon NMG MI C1 receiving one or more Licenses, NMG MI C1 agrees to cause the Company to issue common shares having a value of up to $600,000 to River Street, with portions of the Common Shares to be issued upon the achievement of certain milestones as follows:

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

At 31 July 2021, the Company accrued $200,000 for milestone (i) above. On 21 September 2021, the Company issued the necessary common shares to settle this liability (Note 16).

Upon NMG MI P1 receiving one or more Licenses, NMG MI P1 agrees to cause the Company to issue common shares having a value of up to $400,000 to River Street, with portions of the Common Shares to be issued upon the achievement of certain milestones as follows

i.	US$200,000 of common shares to be issued within 30 days of NMG MI P1 receiving local and state commercial marihuana processing licenses; and

ii.

US$200,000 of common shares to be issued within 30 days of passing final inspections at the premises with respect to processing and receiving local operating permit to begin commercial marihuana processing operations at the premises.

At 31 July 2021, the Company accrued $200,000 for milestone (i) above. On 21 September 2021, the Company issued the necessary common shares to settle this liability (Note 16).

At 31 October 2021 and 31 July 2021, a total deposit of $470,546 was accrued related to the Company’s leases for the River Street.

The value of the common shares will be calculated based on the lesser of: (1) the closing market price on the respective milestone achievement date and (2) a ten percent discount to the twenty-day volume weighted average price for the twenty days immediately prior to the respective milestone achievement date(s).

Pursuant to the Purchase Agreement (Note 9), the Company issued 2,681,006 common shares in escrow. The share consideration remains subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which is expected to occur in the near future. Any final settlement that is different than liabilities’ balances currently recorded will be allocated to other income or expense.

20.	Other Agreements

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

21.	Subsequent Events

On November 12, 2021 the independent members of the Compensation Committee and Board of Directors of Body and Mind approved an Executive Bonus Program for FY2022 for the CEO, COO and CFO. The Board of Directors approved an incentive-based cash bonus program for CEO’s consulting company and for the COO of up to a maximum of $200,000 per CEO or COO based on the consolidated revenue performance of the Company for each quarter of the fiscal year ended July 31, 2022 compared to the prior quarter. Each of the CEO and COO could earn (i) $5,000 in cash for each 1% revenue growth over the prior quarter, and/or (ii) $10,000 in cash for each 1% Adjusted EBITDA growth over the prior quarter, all subject to a $50,000 maximum amount per executive that could be earned for each quarter of the fiscal year ended July 31, 2022. In addition, the Compensation Committee and the Board of Directors approved that they will consider a further discretionary cash bonus to the CEO’s consulting company and the COO at the fiscal year ended July 31, 2022, based on performance metrics of the Company over the course of the fiscal year ended July 31, 2022.

Furthermore, on November 12, 2021, the independent members of Compensation Committee and the Board of Directors approved a cash bonus to be paid to the CFO’s consulting company up to a maximum of $40,000 based on the timing of the filing of Company’s periodic reports for the fiscal year ended July 31, 2022. The bonus consists of a quarterly bonus of $10,000 per quarter based on filing of the Company’s Form 10-Q’s and 10-K by the filing deadline, not including any extensions pursuant to Rule 12b-25 under the Exchange Act.

On November 30, 2021, the independent members of Compensation Committee and Board of Directors of Body and Mind approved an Executive Bonus for FY2021 for the CEO, COO. The Compensation Committee and Board of Directors approved an aggregate of 448,000 stock options (the “Options”) in accordance with the Company’s stock option plan at an exercise price of CAD$0.44 per share for a term of five years expiring on November 30, 2026. The Options are subject to vesting provisions such that 25% of the Options vest six (6) months from the date of grant, 25% of the Options vest twelve (12) months from the date of grant, 25% of the Options vest eighteen (18) months from the date of grant and 25% of the Options vest twenty-four (24) months from the date of grant.

In addition, on November 30, 2021, the Company and Focus Growth Agency Lending LLC amended the Loan Agreement to extend the deadline for the delayed draw request period from December 1, 2021 to June 1, 2022. The amendment provides the Company with flexibility to request funds later than the original draw date which will allow more efficient use of capital for development projects.

Furthermore, on November 30, 2021, the Company signed a consulting agreement with Skanderbeg Capital Advisors Inc. to provide capital market advisory services, including introductions to prospective investors and merger and acquisition transactions and advising on capital structuring and other financial aspects of financings or strategic transactions. The Company agreed to pay the consultant a monthly fee of CAD$7,500 and issue to the consultant 200,000 stock options having an exercise price of CAD$0.44 per share for a period of three years expiring on November 3, 2024.

On December 1, 2021, I Company announced the entering into of two definitive agreements with Canopy Monterey Bay, LLC (“Canopy”) and the membership interest owners (the “Sellers”) of Canopy to acquire an aggregate of 100% of Canopy, which owns a retail dispensary in the limited license jurisdiction of Seaside, California.

The first purchase agreement (“PA #1”) between BaM’s subsidiary, DEP Nevada, Inc. (“DEP”), Canopy and all of the Sellers provides for the assignment of 80% of the membership interests of Canopy to DEP in exchange for a purchase price of US$4.8 million comprised of US$2.5 million in cash (the “Cash Purchase Price”) and a secured promissory note in the amount of $2.3 million bearing interest at a rate of 10% per annum compounded annually and having a maturity date of five years from the effective date of PA #1. Interest is payable for the first 6 months with the principal and accrued interest due at maturity. There are no prepayment penalties. The Cash Purchase Price is to be paid into escrow pursuant to an escrow agreement between the parties to PA #1 and Secured Trust Escrow, which Cash Purchase Price is to be released to the Sellers upon the receipt of city and state approval, or returned to DEP in the event of the denial of city and state approval and the agreement is terminated, in which case the 80% membership interests will be transferred back to the Sellers and the promissory note will be terminated.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months Ended 31 October 2021
U.S. Dollars

21.	Subsequent Events – Continued

The second purchase agreement (“PA #2”) between DEP and the one continuing Seller provides for the assignment of the remaining 20% of the membership interests of Canopy to DEP following the receipt of the city and state approval under PA #1 in exchange for US$1 million to be paid in either shares of common stock of BaM (the “Consideration Shares”) or in cash at DEP’s sole option if such payment takes place within six (6) months following the execution of PA #1. If DEP elects to pay the purchase price in Consideration Shares, the amount of Consideration Shares shall be determined based on the 10 day volume weighted average price (“VWAP”) ending on November 30, 2021, which is US$0.3665 per share for a total of 2,728,156 shares. In the event that six (6) months following the execution of PA #1, the value of the Consideration Shares have decreased such that total value of the Consideration Shares is less than ninety percent (90%) of its value, DEP agrees to cause BaM to issue an additional One Hundred Thousand Dollars ($100,000) worth of shares of common stock of BaM (the “Additional Shares”) to be issued to the one continuing Seller based on the ten day VWAP calculated as of six (6) months following the closing of PA #1. PA #2 contains a working capital adjustment provision, which provides that if there is a working capital deficiency as of the closing date of PA #1, then the purchase price under PA #2 shall be reduced by the amount of the deficiency, and if there is a working capital surplus as of the closing date of PA #1, then the purchase price under PA #2 shall be increased by the amount of the surplus.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “BAM”, “Company”, “we”, “our”, and “us” refer to Body and Mind Inc. unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including, without limitation, the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2021, our most recently completed year end, to October 31, 2021, and our results of operations for the three months ended October 31, 2021, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

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

Our head office located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest	Date of Acquisition or formation
DEP Nevada Inc.(1)	Nevada, USA	100%	August 10, 2017
Nevada Medical Group, LLC(2)	Nevada, USA	100%	November 14, 2017
NMG Long Beach, LLC(3)	California, USA	100%	December 18, 2018
NMG Cathedral City, LLC(4)	California, USA	100%	January 4, 2019
NMG San Diego, LLC(5)	California, USA	60%	January 30, 2019
NMG Ohio LLC(6)	Ohio, USA	100%	April 27, 2017
NMG OH 1, LLC(7)	Ohio, USA	100%	January 30, 2020
NMG OH P1, LLC(8)	Ohio, USA	100%	January 29, 2020
NMG MI 1, Inc.(9)	Michigan, USA	100%	June 24, 2021
NMG MI P1 Inc. (10)	Michigan, USA	100%	June 24, 2021
NMG MI C1 Inc. (11)	Michigan, USA	100%	June 24, 2021

Notes:
(1)	DEP Nevada Inc. is a wholly-owned subsidiary of Body and Mind Inc.
(2)	Nevada Medical Group, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(3)	NMG Long Beach, LLC is a wholly-owned subsidiary of DEP Nevada Inc..
(4)	NMG Cathedral City, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(5)	NMG San Diego, LLC is a 60% owned subsidiary of DEP Nevada Inc..
(6)	NMG Ohio LLC is a wholly-owned subsidiary of Nevada Medical Group LLC
(7)	NMG OH 1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(8)	NMG OH P1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(9)	NMG MI 1, Inc. is a wholly-owned subsidiary of DEP Nevada Inc.
(10)	NMG MI P1, Inc. is a wholly-owned subsidiary of DEP Nevada Inc.
(11)	NMG MI C1, Inc. is a wholly-owned subsidiary of DEP Nevada Inc.

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

Acquisition of Nevada Medical Group, LLC

On September 14, 2017, we, with DEP Nevada Inc (“DEP”), entered into a definitive agreement (the “Share Exchange Agreement”) with Nevada Medical Group, LLC (“NMG”), whereby DEP acquired all of the issued and outstanding securities of NMG in exchange for (a) 16,000,000 post reverse-split Common Shares, (b) $2,000,000 cash, and (b) promissory notes (the “Promissory Notes”) in the aggregate principal amount of $2,000,000, to the NMG securityholders on a pro rata basis in accordance with their respective ownership interest in NMG. The Promissory Notes were secured by a senior priority security interest in all of our assets, and were due to be repaid at the earlier of fifteen (15) months from the closing date of the Share Exchange Agreement, or, if an equity or debt financing subsequent to the Concurrent Financing (as defined below) were to be closed in an aggregate amount of not less than $5,000,000, then within 30 days of the closing date of such subsequent financing. The Share Exchange Agreement closed on November 14, 2017.

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

Pursuant to the Convertible Loan Agreement, DEP agreed to make loan advances to CCG from time to time in the aggregate principal amount of up to $1,250,000 and as of October 31, 2021, DEP has loaned $1,810,827 to CCG. The loan proceeds were used to fund the construction of the medical marijuana dispensary facility, and to provide working capital to cover initial operating expenses. The construction was completed and all permits and licenses were received for the dispensary in late April 2020, which opened for operations on April 27, 2020.

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

Acquisition of NMG Ohio LLC

We, through NMG, until September 2021 owned a 30% interest in NMG Ohio, LLC (“NMG Ohio”), which has a cannabis dispensary carrying on business as “The Clubhouse” in Elyria, Loraine County, Ohio. On January 31, 2019, we, through NMG, entered into a definitive agreement to acquire the remaining 70% interest in NMG Ohio. The consideration for the remaining 70% interest in NMG Ohio consists of cash payments totaling $1,575,000 and 3,173,864 common shares of the Company. As at the date hereof, we have issued 3,173,864 common shares, with a fair value of $1,188,168, and paid $1,575,000. All share and cash payments for the transactions have been paid in full and closing of the acquisition was subject to receipt of regulatory approval, which all approvals and final license and name transfer approvals from the Ohio Department of Pharmacy were received in early September 2020 but the remaining 70% was not closed as of July 31, 2021. As such, the dispensary license for The Clubhouse dispensary, as well as the assets and liabilities associated with the dispensary, were transferred to the Company’s wholly-owned subsidiary, NMG OH 1 LLC. On September 17, 2021, the final award of the production license was transferred to our wholly owned subsidiary, NMG OH P1 LLC, and the transaction closed resulting in NMG now owning 100% of NMG Ohio.

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

Material Contracts

Other than already disclosed above under the subsection titled “Description of Our Business”, we have the following material contracts:

Loan Agreement

On July 19, 2021, we (also referred to as the “Borrower”), along with our subsidiaries, DEP Nevada Inc., Nevada Medical Group, LLC, NMG OH 1, LLC, NMG OH P1, LLC, NMG Long Beach, LLC, NMG Cathedral City, LLC, NMG CA 1, LLC, NMG CA C1, LLC, NMG MI 1, Inc., NMG MI P1, Inc., and NMG MI C1, Inc. (each, a “Guarantor” and collectively, the “Guarantors”) entered into and closed a loan agreement (the “Loan Agreement”) with FG Agency Lending LLC (the “Agent”) and Bomind Holdings LLC (the “Lender”), dated July 19, 2021. Upon entering into the Loan Agreement and the associated loan documents and agreements described below, the Lender provided the initial term loan (the “Initial Term Loan”) in the face amount of US$6,666,667 of which US$6,000,000 was advanced to the Company with the 10% representing an origination discount (the “Origination Discount”) as consideration for the use or forbearance of money. We may draw upon the remaining face amount of US$4,444,444 (the “Delayed Draw Term Loan”) upon providing a 30-day request to the Agent by June 1, 2022, whereby US$4,000,000 will be advanced to the Company after applying the Origination Discount. The Initial Term Loan and the Delayed Draw Term Loan mature on July 19, 2025 and bear interest at a rate of 13% per annum payable on the first day of each month hereafter.

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

The following table sets forth additional terms of the Loan Agreement and the other loan documents entered into on July 19, 2021, as amended on November 30, 2021 to extend the delayed draw request period from December 1, 2021 to June 1, 2022:

Loan Term	Four years
Face Amount

US$11,111,111 (the “Face Amount”) funded in two (2) draws: (i) Initial Term Loan of US$6,666,667 issued on closing; and (ii) Delayed Draw Term Loan of US$4,444,444 issued upon 30 day request of the Company, which request must be made to the Agent by June 1, 2022.

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

Pursuant to the Collateral Assignment, Assignors have granted to the Agent for the benefit of the Lender(s) a security interest in all the rights, interests and privileges which such Assignor has or may have in or under the following contracts (the “Assigned Contracts”):

1)	Management Agreement between NMG and Comprehensive Care Group, LLC dated March 15, 2019;

2)	Convertible Credit Facility Agreement from DEP to NMG MI 1, Inc. (formerly NMG MI 1, LLC) dated February 1, 2021;

3)	Convertible Credit Facility Agreement from DEP to NMG MI C1, Inc. (formerly NMG MI C1, LLC) dated February 1, 2021; and

4)	Convertible Credit Facility Agreement from DEP to NMG MI P1, Inc. (formerly NMG MI P1, LLC) dated February 1, 2021.

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

Amendment No. 1 to Loan Agreement

On November 30, 2021, we and the Guarantors entered into Amendment No. 1 to Loan Agreement (“Amendment No. 1 to Loan Agreement”) with the Agent and the Lender to (i) amend the definition of the term “Delayed Draw Request Period” to mean the period commencing on the Closing Date and ending on the earlier of the Delayed Draw Effective date or June 1, 2022, and (ii) to amend Schedule 7.17 to include as follows:

“4. On or before the date that is sixty (60) days after the Closing Date (which date may be extended in writing by Agent in its sole discretion), the Borrower shall use commercially reasonable efforts to deliver to the Agent, in form and substance reasonably acceptable to the Agent, a fully executed Landlord Waiver and Consent, by and between NMG OH 1, LLC and the applicable landlord for that certain lease property located at 709 Sugar Ln., Elyria, OH 44035.”

The foregoing description of the Amendment No. 1 to Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment No. 1 to Loan Agreement which is attached as Exhibit 10.1 hereto and is incorporated by reference herein.

Results of Operations for the three month periods ended October 31, 2021 and 2020:

The following table sets forth our results of operations for the three month periods ended October 31, 2021 and 2020:

	October 31, 2021 $	October 31, 2020 $
Sales, net of taxes	7,570,816	5,294,358
Cost of Sales	(4,080,600)	(3,494,304)
Gross Margin	3,490,216	1,800,054
General and Administrative Expenses	(3,174,907)	(2,495,363)
Loss for the Period	(677,254)	(778,367)
Foreign Currency Translation Adjustment	36,281	268,097
Comprehensive Loss	(640,973)	(510,270)
Basic and Diluted Earnings (Loss) Per Share	(0.01)	(0.01)

Revenues

For the three month period ended October 31, 2021 we had total sales of $7,570,816 and cost of sales of $4,080,600 for a gross margin of $3,490,216 compared to total sales of $5,294,358 and cost of sales of $3,494,304 for a gross margin of $1,800,054 in the three month period ended October 31, 2020. The significant increase in net sales and cost of sales for the period ended October 31, 2021 is largely due to steady growth at all dispensaries.

During the three months ended October 31, 2020, the Company recorded product sales as follows:

Revenues – By Segment	Three months ended October 31, 2021 $	%

Wholesale	1,755,799	23%
Retail	5,815,017	77%

Total	7,570,816

Operating Expenses

For the three month period ended October 31, 2021, operating expenses totaled $3,174,907 compared with $2,495,363 for the three month period ended October 31, 2020. A significant reason for the increase in operating expenses between the periods related to an increase in salaries and wages from $782,618 to $991,717, as the Company continues to expand, an increase in licenses, utilities and office administration from $575,245 to $781,615, an increase in business development from $1,409 to $94,759, an increase in accounting and legal fees from $167,077 to $259,144. The Company’s office administration and salaries and wages increased considerably as a result of various ongoing acquisitions and expansions and as a result of increased operations in Nevada as well as the total number of employees under payroll.

The Company also had an increase in depreciation expense to $331,544 compared to $245,337 due to a larger balance of property and equipment and intangible assets that need to be depreciated/amortized.

Other Items

During the three month period ended October 31, 2021, our other items accounted for $290,391 of losses as compared to income of $426,917 for the three month period ended October 31, 2020. The significant components in other items primarily relates to the Company’s interest income on the secured convertible note and interest expense on the long-term loan payable. In 2020, other items also consisted of the Company’s proportion of income on equity investee in NMG Ohio LLC of $24,872 and the bargain purchase price of the Ohio dispensary acquisition of $208,176.

Net Loss

Net loss for the quarter ended October 31, 2021 totaled $677,254 compared with a net loss of $778,367 for the quarter ended October 31, 2020. The decrease in net loss is largely due to the increase in gross profit, partially offset by an increase in general and administrative expenses. The Company also reported an income tax expense of $702,172 (2020 - $509,975) for the period.

Other Comprehensive Income (Loss)

We recorded foreign currency translation adjustments of $36,281 and $268,097 for the three months ended October 31, 2021 and 2020, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of October 31, 2021:

As of October 31, 2021
(unaudited)
Cash reserves	$7,433,086
Working capital	$8,362,746

At October 31, 2021, we had cash of $7,433,086 as compared to cash of $7,374,194 at July 31, 2021. The Company has minimal committed capital expenditures.

Statement of Cash flows

During the three month period ended October 31, 2021, our net cash increased by $58,892 (2020 – decreased by $23,283), which included net cash provided by operating activities of $256,511 (2020 – used $167,435), net cash used in investing activities of $232,076 (2020 - $119,485), net cash used in financing activities of $1,824 (2020 – $4,460) and effect of exchange rate changes on cash and cash equivalents of $36,281 (2020 - $268,097).

Cash Flow used in Operating Activities

Cash flow provided by operating activities totaled $256,511 and ($167,435) during the three months ended October 31, 2021 and 2020, respectively. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $677,254 during the three months ended October 31, 2021 compared to $778,367 in 2020. The net loss in 2021 included, among other things, depreciation of $202,394 (2020 - $125,727), amortization of licenses of $302,255 (2020 - $225,508), non-cash costs for operating leases of $77,037 (2020 - $52,959), amortization of debt discount of $117,744 (2020 - $74,435), accrued interest income of $18,000 (2020 - $106,143), and stock-based compensation of $145,175 (2020 - $287,631).

The following non-cash items further adjusted the loss for the three months ended October 31, 2021 and 2020:

•

Decrease in amounts receivable and prepaid of $6,294 (2020 – increase of $152,046), increase in inventory of $416,118 (2020 – decrease of $259,435), decrease in trade payables and accrued liabilities of $118,882 (2020 - increase of $34,962), increase in income taxes payable of $700,352 (2020 - $508,850), increase in due to related parties of $2,092 (2020 - decrease of $8,807), decrease of lease liabilities of $66,578 (2020 - $117,656), and decrease in loan to NMG Ohio LLC of $Nil (2020 - $228,736).

Cash Flow used in Investing Activities

During the three month period ended October 31, 2021, investing activities used cash of $232,076 compared to $119,485 during the three month period ended October 31, 2020. The change in cash used in investing activities from the three month period ended October 31, 2021 relates primarily to a convertible loan of $162,011 (2020 - $134,729) provided to CCG in Arkansas, additional property and equipment of $15,650 (2020 - $99,619) and cash provided to NMG Ohio, net of cash received on acquisition, was $54,415 (2020 –$136,326).

Cash Flow provided by Financing Activities

During the three month period ended October 31, 2021, financing activities used cash of $1,824 compared to $4,460 during the three month period ended October 31, 2020. During the three month period ended October 31, 2021, the Company repaid a loan of $1,824 (2020 - $4,460).

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

Subsequent Events

On November 12, 2021, our Compensation Committee and Board of Directors approved an Executive Bonus Program for FY2022 for the CEO, COO and CFO. The Board of Directors approved an incentive-based cash bonus program for CEO’s consulting company and for the COO of up to a maximum of $200,000 per CEO or COO based on our consolidated revenue performance for each quarter of the fiscal year ended July 31, 2022 compared to the prior quarter. Each of the CEO and COO could earn (i) $5,000 in cash for each 1% revenue growth over the prior quarter, and/or (ii) $10,000 in cash for each 1% Adjusted EBITDA growth over the prior quarter, all subject to a $50,000 maximum amount per executive that could be earned for each quarter of the fiscal year ended July 31, 2022. In addition, our Compensation Committee and Board of Directors approved that they will consider a further discretionary cash bonus to the CEO’s consulting company and the COO at the fiscal year ended July 31, 2022, based on our performance metrics over the course of the fiscal year ended July 31, 2022.

Furthermore, on November 12, 2021, our Compensation Committee and Board of Directors approved a cash bonus to be paid to the CFO’s consulting company up to a maximum of $40,000 based on the timing of the filing of our periodic reports for the fiscal year ended July 31, 2022. The bonus consists of a quarterly bonus of $10,000 per quarter based on filing of our Form 10-Q’s and 10-K by the filing deadline, not including any extensions pursuant to Rule 12b-25 under the Exchange Act.

On November 30, 2021, the independent members of our Compensation Committee and Board of Directors approved an executive bonus for FY2021 for the CEO, COO. Our Compensation Committee and Board of Directors approved an aggregate of 448,000 stock options (the “Options”) in accordance with our stock option plan at an exercise price of CAD$0.44 per share for a term of five years expiring on November 30, 2026. The Options are subject to vesting provisions such that 25% of the Options vest six (6) months from the date of grant, 25% of the Options vest twelve (12) months from the date of grant, 25% of the Options vest eighteen (18) months from the date of grant and 25% of the Options vest twenty-four (24) months from the date of grant.

In addition, on November 30, 2021, we and Focus Growth Agency Lending LLC amended the Loan Agreement to extend the deadline for the delayed draw request period from December 1, 2021 to June 1, 2022. The amendment provides us with flexibility to request funds later than the original draw date which will allow more efficient use of capital for development projects.

Furthermore, on November 30, 2021, we signed a consulting agreement with Skanderbeg Capital Advisors Inc. to provide capital market advisory services, including introductions to prospective investors and merger and acquisition transactions and advising on capital structuring and other financial aspects of financings or strategic transactions. We agreed to pay the consultant a monthly fee of CAD$7,500 and issue the consultant 200,000 stock options having an exercise price of CAD$0.44 per share for a period of three years expiring on November 3, 2024.

On December 1, 2021, we announced the entering into of two definitive agreements with Canopy Monterey Bay, LLC (“Canopy”) and the membership interest owners (the “Sellers”) of Canopy to acquire an aggregate of 100% of Canopy, which owns a retail dispensary in the limited license jurisdiction of Seaside, California.

The first purchase agreement (“PA #1”) between BaM’s subsidiary, DEP Nevada, Inc. (“DEP”), Canopy and all of the Sellers provides for the assignment of 80% of the membership interests of Canopy to DEP in exchange for a purchase price of US$4.8 million comprised of US$2.5 million in cash (the “Cash Purchase Price”) and a secured promissory note in the amount of $2.3 million bearing interest at a rate of 10% per annum compounded annually and having a maturity date of five years from the effective date of PA #1. Interest is payable for the first 6 months with the principal and accrued interest due at maturity. There are no prepayment penalties. The Cash Purchase Price is to be paid into escrow pursuant to an escrow agreement between the parties to PA #1 and Secured Trust Escrow, which Cash Purchase Price is to be released to the Sellers upon the receipt of city and state approval, or returned to DEP in the event of the denial of city and state approval and the agreement is terminated, in which case the 80% membership interests will be transferred back to the Sellers and the promissory note will be terminated.

The second purchase agreement (“PA #2”) between DEP and the one continuing Seller provides for the assignment of the remaining 20% of the membership interests of Canopy to DEP following the receipt of the city and state approval under PA #1 in exchange for US$1 million to be paid in either shares of common stock of BaM (the “Consideration Shares”) or in cash at DEP’s sole option if such payment takes place within six (6) months following the execution of PA #1. If DEP elects to pay the purchase price in Consideration Shares, the amount of Consideration Shares shall be determined based on the 10 day volume weighted average price (“VWAP”) ending on November 30, 2021, which is US$0.3665 per share for a total of 2,728,156 shares. In the event that six (6) months following the execution of PA #1, the value of the Consideration Shares have decreased such that total value of the Consideration Shares is less than ninety percent (90%) of its value, DEP agrees to cause BaM to issue an additional One Hundred Thousand Dollars ($100,000.00) worth of shares of common stock of BaM (the “Additional Shares”) to be issued to the one continuing Seller based on the ten day VWAP calculated as of six (6) months following the closing of PA #1. PA #2 contains a working capital adjustment provision, which provides that if there is a working capital deficiency as of the closing date of PA #1, then the purchase price under PA #2 shall be reduced by the amount of the deficiency, and if there is a working capital surplus as of the closing date of PA #1, then the purchase price under PA #2 shall be increased by the amount of the surplus.

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

Credit risk is the risk that one party to a financial instrument will fail to discharge an obligation and cause the other party to incur a financial loss. The Company reduces its exposure to credit risk by maintaining its cash with major financial institutions. Credit risk associated with the convertible loans receivable arises from the possibility that the principal and/or interest due may become uncollectible. The Company mitigates this risk by managing and monitoring the underlying business relationship. The Company is not currently exposed to any significant credit risk associated with its trade receivable.

•	Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital of $8,362,746 as at October 31, 2021. The Company outlined substantial doubt about its ability to continue as a going concern in prior periods which has been alleviated by securing long term debt, cash flow positive operations and increased sales. The Company anticipates that current cashflow positive operations, cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 15 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

Based on their evaluation as of October 31, 2021, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of October 31, 2021 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In our assessment of the effectiveness of our internal control over financial reporting as at October 31, 2021, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, material weaknesses were identified regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

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

Change in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended October 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are not, and were not during our most recently completed fiscal quarter, engaged in any legal proceedings and none of our property is or was during that period the subject of any legal proceedings. We do not know of any such legal proceedings which are contemplated.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to certain licensing milestones being achieved under a lease agreement for a premises in Muskegon, Michigan and certain licensing and operational milestones being achieved under two lease agreements for a premises in Manistee, Michigan, on September 21, 2021, we issued 238,929 shares of common stock at a deemed price of CAD$0.3938 per share to one entity based on the terms and conditions of the certain lease agreement for the Muskegon, MI premises and issued an aggregate of 1,304,601 shares of common stock at a deemed price of CAD$0.3937 per share to another entity based on the terms and conditions of the two lease agreements for the Manistee, MI premises. We relied upon the exemption from registration under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”) provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect to the issuance of the shares of common stock to the two entities.

On November 30, 2021, we issued 448,000 stock options to two executive officers to acquire 448,000 shares of common stock at an exercise price of CAD$0.44 per share for a period of five years expiring on November 30, 2026.  We relied upon the exemption from registration under the U.S. Securities Act provided by Regulation S for the one non-U.S. executive officer and upon the exemption from registration under the U.S. Securities Act provided by Section 4(a)(2) of the U.S. Securities Act for the one U.S. executive officer.

In addition, on November 30, 2021, we issued 200,000 stock options to a consultant to acquire 200,000 shares of common stock at an exercise price of CAD$0.44 per share for a period of three years expiring on November 30, 2024.  We relied upon the exemption from registration under the U.S. Securities Act provided by Regulation S for the non-U.S. consultant.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

On November 30, 2021, the independent members of our Compensation Committee and Board of Directors approved an executive bonus for FY2021 for the CEO, COO. Our Compensation Committee and Board of Directors approved an aggregate of 448,000 stock options (the “Options”) in accordance with our stock option plan at an exercise price of CAD$0.44 per share for a term of five years expiring on November 30, 2026. The Options are subject to vesting provisions such that 25% of the Options vest six (6) months from the date of grant, 25% of the Options vest twelve (12) months from the date of grant, 25% of the Options vest eighteen (18) months from the date of grant and 25% of the Options vest twenty-four (24) months from the date of grant.

In addition, on November 30, 2021, we and Focus Growth Agency Lending LLC amended the Loan Agreement to extend the deadline for the delayed draw request period from December 1, 2021 to June 1, 2022. The amendment provides us with flexibility to request funds later than the original draw date which will allow more efficient use of capital for development projects.

Furthermore, on November 30, 2021, we signed a consulting agreement with Skanderbeg Capital Advisors Inc. to provide capital market advisory services, including introductions to prospective investors and merger and acquisition transactions and advising on capital structuring and other financial aspects of financings or strategic transactions. Pursuant to the consulting agreement we agreed to pay the consultant a monthly fee of CAD$7,500 and issue the consultant 200,000 stock options having an exercise price of CAD$0.44 per share for a period of three years expiring on November 3, 2024.

ITEM 6 – EXHIBITS

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

10.1

Amendment No. 1 to Loan Agreement between Body and Mind Inc., DEP Nevada Inc., Nevada Medical Group LLC, NMG OH 1, LLC, NMG OH P1, LLC, NMG Long Beach, LLC, NMG Cathedral City, LLC, NMG CA 1, LLC, NMG CA P1, LLC, NMG CA C1, LLC, NMG MI 1, Inc., NMG MI P1, Inc., NMG MI C1, Inc., FG Agency Lending LLC and Bomind Holdings LLC, dated November 30, 2021

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

BODY AND MIND INC.

Date: December 15, 2021	BY:	/s/ Michael Mills
Michael Mills, President and Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2021	BY:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

