Form 10-Q
period 2022-01-31
BODY & MIND INC.
filed 2022-03-17
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 113,349,464 shares of common stock outstanding as of March 17, 2022.

BODY AND MIND INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.	Statement 1

Condensed Consolidated Interim Statements of Operations

(U.S. Dollars)

ASSETS	As of 31 January 2022	As of 31 July 2021

Current
Cash	$4,615,793	$7,374,194
Amounts receivable	940,310	1,544,957
Interest receivable on convertible loan (Note 6)	186,000	150,000
Prepaid expenses	586,622	413,246
Inventory (Note 5)	4,073,023	2,936,156
Convertible loan receivable (Note 6)	1,854,785	1,648,816
Loan receivable (Note 7)	239,834	239,834
Total Current Assets	12,496,367	14,307,203

Deposit	107,290	470,546
Loan receivable from NMG Ohio LLC (Note 8)	-	891,279
Property and equipment (Note 10)	5,915,755	4,893,790
Operating lease right-of-use assets (Note 15)	6,010,121	2,539,023
Brand and licenses (Note 12)	23,453,746	19,855,068
Goodwill (Note 12)	5,947,498	5,168,902
TOTAL ASSETS	$53,930,777	$48,125,811

LIABILITIES
Current
Accounts payable	$1,986,330	$1,686,376
Accrued liabilities	104,275	105,538
Income taxes payable	5,441,423	3,832,078
Due to related parties (Note 13)	31,810	52,074
Loans payable (Note 14)	-	16,874
Current portion of operating lease liabilities (Note 15)	859,007	761,415
Total Current Liabilities	8,422,845	6,454,355

Long-term operating lease liabilities (Note 15)	4,748,769	2,323,525
Loans payable (Note 14)	7,334,358	4,798,871
Deferred tax liability	691,251	198,339
TOTAL LIABILITIES	21,197,223	13,775,090

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 16)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
113,350,464 31July2021–109,077,778) Common Shares	11,334	10,907
Additional paid-in capital	52,093,100	50,312,013
Other comprehensive income	1,128,834	1,127,713
Accumulated Deficit	(20,792,421)	(17,126,510)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO BAM	32,440,847	34,324,123
NON-CONTROLLING INTEREST	292,707	26,598
TOTAL EQUITY	32,733,554	34,350,721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,930,777	$48,125,811

Body and Mind Inc.	Statement 2

Condensed Consolidated Interim Statements of Operations

(U.S. Dollars)

	Three Month Period Ended 31 January		Six Month Period Ended 31 January
	2022	2021	2022	2021

Sales	$8,046,526	$6,315,411	$15,617,342	$11,609,769
Cost of sales	(5,022,568)	(3,567,425)	(9,103,168)	(7,061,729)
	3,023,958	2,747,986	6,514,174	4,548,040

General and Administrative Expenses
Accounting and legal	291,700	298,937	550,844	466,014
Business development	80,316	11,927	175,075	13,336
Consulting fees	247,972	106,351	391,207	192,082
Depreciation and amortization	437,781	297,370	769,325	542,707
Insurance	71,958	42,339	142,719	115,059
Lease expense	206,124	102,028	332,463	190,631
Licenses, utilities and office administration	985,456	537,928	1,767,070	1,113,173
Management fees	120,658	88,530	289,037	220,756
Regulatory, filing and transfer agent fees	-	30,902	-	37,478
Rent	73,297	52,337	105,379	90,688
Salaries and wages	1,292,481	773,437	2,284,198	1,556,055
Stock-based compensation	149,769	201,191	294,944	488,822
Travel	37,219	12,155	67,377	23,994
	(3,994,731)	(2,555,432)	(7,169,638)	(5,050,795)
Net Operating Loss Before Other Income (Expenses)	(970,773)	192,554	(655,464)	(502,755)
Other Income (Expenses)
Foreign exchange, net	327	191	314	230
Interest expense	(340,020)	(592)	(678,784)	(1,327)
Interest income	18,000	19,224	36,000	125,367
Other income (expense)	(14,432)	(204,383)	15,954	(115,961)
Gain on bargain purchase	-	-	-	208,176
Equity-method investment change from earnings	-	-	-	24,872
Net Income (Loss) for the Period Before Income Tax	(1,306,898)	6,994	$(1,281,980)	$(261,398)
Income tax expense	(1,415,650)	(1,154,094)	(2,117,822)	(1,664,069)
Net Loss for the Period	(2,722,548)	(1,147,100)	(3,399,802)	(1,925,467)
Other Comprehensive Income
Foreign currency translation adjustment	(35,160)	81,237	1,121	349,334
Comprehensive Loss for the Period	(2,757,708)	(1,065,863)	$(3,398,681)	$(1,576,133)
Net income (loss) attributable to:
Body and Mind Inc.	(2,876,822)	(1,194,901)	(3,665,911)	(1,987,446)
Non-controlling interest	154,274	47,801	266,109	61,979

Comprehensive loss attributable to:
Body and Minds Inc.	(2,911,982)	(1,113,664)	(3,664,790)	(1,638,112)
Non-controlling interests	154,274	47,801	266,109	61,979
Loss per Share – Basic and Diluted	(0.02)	(0.01)	$(0.03)	$(0.02)
Weighted Average Number of Shares Outstanding	112,370,886	108,367,050	111,059,882	107,983,554

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 3

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity
(U.S. Dollars)

			Additional				Non-
			paid-in	Shares to be	comprehensive		controlling
	Number	Amount	capital	issued	income	Deficit	interest	Total
Balance – 31 July 2021	109,077,778	$10,907	$50,312,013	$-	$1,127,713	$(17,126,510)	$26,598	$34,350,721
Common stock issued for lease liabilities	1,543,530	154	546,872	-	-	-	-	547,026
Stock-based compensation (Note 16)	-	-	145,175	-	-	-	-	145,175
Foreign currency translation adjustment	-	-	-	-	36,281	-	-	36,281
Loss (income) for the period	-	-	-	-	-	(789,089)	111,835	(677,254)
Balance – 31 October 2021	110,621,308	$11,061	$51,004,060	$-	$1,163,994	$(17,915,599)	$138,433	$34,401,949
Common stock issued in acquisition of Canopy	2,782,156	273	939,271	-	-	-	-	939,544
Stock-based compensation (Note 16)	-	-	149,769	-	-	-	-	149,769
Foreign currency translation adjustment	-	-	-	-	(35,160)	-	-	(35,160)
Loss (income) for the period	-	-	-	-	-	(2,876,822)	154,274	(2,722,548)
Balance – 31 January 2022	113,349,464	$11,334	$52,093,100	$-	$1,128,834	$(20,792,421)	$292,707	$32,733,554

Balance – 31 July 2020	107,513,812	$10,751	$47,665,678	$19,703	$731,768	$(14,865,608)	$(257,843)	$33,304,449
Common stock issued in acquisition of NMG Ohio LLC	793,466	79	296,963	-	-	-	-	297,042
Stock-based compensation (Note 16)	-	-	287,631	-	-	-	-	287,631
Foreign currency translation adjustment	-	-	-	-	268,097	-	-	268,097
Loss for the period	-	-	-	-	-	(792,545)	14,178	(778,367)
Balance – 31 October 2020	108,307,278	$10,830	$48,250,272	$19,703	$999,865	$(15,658,153)	$(243,665)	$33,378,852
Escrow release	70,500	7	19,696	(19,703)	-	-	-	-
Stock-based compensation (Note 16)	-	-	201,191	-	-	-	-	201,191
Foreign currency translation adjustment	-	-	-	-	81,237	-	-	81,237
Loss for the period	-	-	-	-	-	(1,194,901)	47,801	(1,147,100)
Balance – 31 January 2021	108,377,778	$10,837	$48,471,159	$-	$1,081,102	$(16,853,054)	$(195,864)	$32,514,180

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 4

Condensed Consolidated Interim Statements of Cash Flows
(U.S. Dollars)

	Six Month Period Ended 31 January
Cash Resources Provided By (Used In)	2022	2021
Operating Activities
Net loss for the period	$(3,399,802)	$(1,925,467)
Items not affecting cash:
Amortization of debt discount	235,487	-
Accrued interest income	(36,000)	(124,143)
Amortization of licenses	671,322	504,761
Non-cash costs - operating leases	405,386	113,500
Depreciation	471,938	252,627
Foreign exchange	-	(112,139)
Equity-method investment change from earnings	-	(24,872)
Gain on bargain purchase	-	(208,176)
Stock-based compensation	294,944	488,822

Amounts receivable and prepaids	470,282	(558,579)
Inventory	(484,191)	(91,968)
Deposits	(107,290)	-
Trade payables and accrued liabilities	(22,352)	240,002
Income taxes payable and deferred taxes	2,102,257	1,662,944
Due to related parties	(20,264)	11
Operating lease liabilities	(336,076)	(93,943)
Loan to NMG Ohio LLC	-	(228,736)
Cash provided by (used in) operating activities	245,641	(105,356)

Investing Activities
Investment in NMG Ohio, LLC , net of cash received	(54,415)	(136,326)
Investment in GLDH	-	251,189
Cash paid in acquisition of Canopy, net of cash received	(2,121,497)	-
Purchase of property and equipment	(606,408)	(224,477)
Convertible loan receivable	(205,969)	(311,353)
Cash used in investing activities	(2,988,289)	(420,967)

Financing Activities
Loan repaid	(16,874)	(9,052)
Cash used in financing activities	(16,874)	(9,052)

Effect of exchange rate changes on cash	1,121	349,334

Net Decrease in Cash	(2,758,401)	(186,041)
Cash– Beginning of Period	7,374,194	1,352,130
Cash– End of Period	$4,615,793	$1,166,089

Supplemental Disclosures with Respect to Cash Flows (Note 18)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

1.	Nature and Continuance of Operations

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended 31 July 2021.

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name	Jurisdiction	Ownership	Date of acquisition or formation
DEP Nevada Inc. (“DEP Nevada”)	Nevada, USA	100%	10 August 2017
Nevada Medical Group LLC (“NMG”)	Nevada, USA	100%	14 November 2017
NMG Long Beach LLC (“NMG LB”)	California, USA	100%	18 December 2018
NMG Cathedral City LLC	California, USA	100%	4 January 2019
NMG San Diego LLC (“NMG SD”)	California, USA	60%	30 January 2019
NMG Ohio LLC (“NMG Ohio”)	Ohio, USA	100%	27 April 2017
NMG OH 1, LLC (“NMG OH 1”)	Ohio, USA	100%	29 January 2020
NMG OH P1, LLC (“NMG OH P1”)	Ohio, USA	100%	29 January 2020
NMG MI 1, Inc. (“NMG MI 1”)	Michigan, USA	100%	24 June 2021
NMG MI C1 Inc.	Michigan, USA	100%	24 June 2021
NMG MI P1 Inc.	Michigan, USA	100%	24 June 2021
Canopy Monterey Bay, LLC (“Canopy”)	California, USA	80%*	1 December 2021

* Represents the Company’s controlling interest (see Note 11). The Company is yet to close its acquisition and does not have a legal ownership.

All inter-company transactions and balances are eliminated upon consolidation.

2.	Recent Accounting Pronouncements

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

2.	Recent Accounting Pronouncements – Continued

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual and interim periods beginning after 15 December 2020. Early adoption is permitted. Adoption this ASU did not have a significant impact on the Company’s consolidated financial statements.

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

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 31 January 2022 and 31 July 2021, the Company has no allowance for doubtful accounts.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

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

Inventory

Inventory consists of raw material, work in progress (live plants and plants in the drying process), finished goods, and consumables. The Company values its raw material, finished goods and consumables at the lower of the actual costs or its current estimated market value less costs to sell. The Company values its work in progress at cost. The Company periodically reviews its inventory for obsolete and potentially impaired items. As of 31 January 2022 and 31 July 2021, the Company has no allowance for inventory obsolescence.

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

Intangible assets

Intangible assets acquired from third parties are measured initially at fair value and either classified as indefinite life or finite life depending on their characteristics. Intangible assets with indefinite lives are tested for impairment at least annually and intangible assets with finite lives are reviewed for indicators of impairment at least annually. The Company’s brands and licenses acquired from NMG have indefinite lives; therefore no amortization is recognized. The Company’s brands and licenses acquired by NMG SD have a finite life of 10 years, brands and licenses acquired by NMG LB and NMG OH 1 have a finite life of 10 years, customer relationships acquired by NMG OH 1 have a finite life of five years, licenses acquired by Canopy have a finite life of 10 years and are amortized over these estimated useful lives on a straight-line basis.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

3.	Significant Accounting Policies – Continued

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually during its fourth quarter on 31st July.

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. Potentially dilutive options of 9,253,000 and warrants of 17,215,284 existed at 31 January 2022. This figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by 1 June 2022, or cancelled if we do not draw on the Delayed Draw Term Loan. Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until 19 July 2025.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As of 31 January 2022 and 31 July 2021, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

3.	Significant Accounting Policies – Continued

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is in U.S. dollars. The Company’s subsidiaries have a functional currency in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Exchange gains and losses on inter-company balances that form part of the net investment in foreign operations are included in other comprehensive income. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The exchange rates used to translate Canadian dollar to U.S. dollar was 0.7928 for monetary assets and liabilities and 0.7862 as an average rate for transactions occurred during the period ended 31 January 2022. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net loss.

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

3.	Significant Accounting Policies – Continued

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

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

4.	Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 January 2022 and 31 July 2021:

	As of 31 January 2022	As of 31 July 2021
Financial assets at fair value
Cash	$4,615,793	$7,374,194
Convertible loan receivable	1,854,785	1,648,816

Total financial assets at fair value	$6,470,578	$9,023,010

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

4.	Financial Instruments – Continued

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company has cash flows from operations of $245,641 for the six months ended 31 January 2022, and had working capital of $4,073,522 at 31 January 2022. The Company anticipates that current cashflow positive operations, cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 15 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

5.	Inventory

	31 January 2022	31 July 2021

Work in progress	$529,641	$503,215
Finished goods	3,444,612	1,547,493
Consumables	98,770	885,448

Total	$4,073,023	$2,936,156

6.	Convertible loan receivable

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

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

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The sum of these two valuations is the fair value of the loan receivable balance of $1,854,785. Management believes that the accretion of the straight debt portion and embedded derivative related to the conversion option are not material due to the short term maturity of the loan. At 31 January 2022, the Company had advanced $1,854,785 (31 July 2021 - $1,648,816) and accrued interest income of $18,000 (2021 - $18,000) and $36,000 (2021 - $36,000) for the three and six months ended 31 January 2022, respectively. As of 31 January 2022, total interest receivable was $186,000 (31 July 2021 - $150,000).

7.	Loan receivable

The loan receivable at 31 January 2022 in the amount of $239,834 (31 July 2021 – $239,834) acquired from NMG LB is due from an arm’s length party that is unsecured, non-interest bearing and due on demand.

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

On 17 September 2021, the Company closed the acquisition of the remaining 70% interest in NMG Ohio. The transaction included the transfer of a dispensary license for the Clubhouse Dispensary in Elyria, Ohio to our wholly owned subsidiary, NMG OH 1, which became effective on 4 September 2020. The transaction also included the final award of a production license which has now been transferred to our wholly owned subsidiary, NMG OH P1. As a result of the closing of this acquisition, the Company now directly own 100% of NMG Ohio. The following table is a representation of amounts advanced, the majority of which is property and equipment, which has been reclassified as assets.

	31 January 2022	31 July 2021
Loan receivable (payable) to NMG Ohio
Opening balance	$891,279	$(466,495)
Advances provided to NMG Ohio	64,598	1,120,015
Foreign exchange	-	4,671
Reclassified to property and equipment and other current assets	(955,877)	233,088

Loan receivable from NMG Ohio	$-	$891,279

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

9.	Investment in and advances to GLDH

On 3 July 2019, the Company entered into the following agreements with GLDH and other third parties:

1.

a definitive asset purchase agreement (the “Purchase Agreement”) between the Company’s wholly owned subsidiary, NMG LB, GLDH and Airport Collective, Inc. to acquire 100% ownership interest in GLDH’s Long Beach, California dispensary. The Purchase Agreement was executed under the following terms:

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

9.	Investment in and advances to GLDH – Continued

The Company’s total investment in GLDH was as follows:

Note receivable	$5,200,000
Share issuances	4,092,175
Share payment reduction	(793,416)
Interest income accrued on the Note	1,821,476
Advances for working capital	2,813,515
Lease Assignment Agreement payment	1,533,765
Amount transferred to Property and Equipment	(1,431,585)
Amount transferred to Brand and Licenses	(3,585,483)
Expensed during the year	(690,741)
Foreign exchange	(46,973)

Balance – 31 July 2020	8,912,733

Impairment loss	(534,165)
Acquisition of ShowGrow Long Beach dispensary (Note 11) – 28 August 2020	$(8,378,568)

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

10.	Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Total
Cost:
Balance, 31 July 2021	$401,571	$466,110	$570,702	$51,108	$38,717	$10,335	$5,055,799	$6,594,342
Additions	47,650	-	-	-	-	-	1,446,253	1,493,903
Balance, 31 January 2022	449,221	466,110	570,702	51,108	38,717	10,335	6,502,052	8,088,245

Accumulated Depreciation:
Balance, 31 July 2021	49,765	250,544	210,166	21,722	24,328	1,790	1,142,237	1,700,552
Depreciation	30,390	34,437	40,230	3,680	2,788	744	359,669	471,938
Balance, 31 January 2022	80,155	284,981	250,396	25,402	27,116	2,534	1,501,906	2,172,490

Net Book Value:
At 31 July 2021	351,806	215,566	360,536	29,386	14,389	8,545	3,913,562	4,893,790
At 31 January 2022	$369,066	$181,129	$320,306	$25,706	$11,601	$7,801	$5,000,146	$5,915,755

For the six months ended 31 January 2022, a total depreciation of $98,003 (2021 - $37,946) was included in General and Administrative Expenses and a total depreciation of $373,935 (2021 - $214,681) was included in Cost of Sales.

11.	Business Acquisition

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

Purchase consideration
Cash	$1,652,600
Equity-method investment change from earnings	466,804
Shares of common stock	1,745,847
Foreign exchange	7,919
Impairment loss	(58,382)
3,814,788
Assets acquired:
Cash	257,462
Amounts receivable	510,367
Prepaid expenses	4,965
Inventory	178,898
Property and equipment	763,951
Licenses and customer relationships	2,710,000

Liabilities assumed:
Trade payable and accrued liabilities	(443,589)

Net assets acquired	3,982,054
Bargain purchase	(167,266)
TOTAL	$3,814,788

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

11.	Business Acquisition – Continued

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

Purchase consideration (Note 9)	$8,378,568

Assets acquired:
Cash	65,340
Prepaid expenses	15,264
Inventory	177,930
Property and equipment	5,402
Loan receivable (Note 7)	239,834

Liabilities assumed:
Trade payable and accrued liabilities	(732,262)
Income taxes payable	(423,931)
Loans payable (Note 14)	(12,910)

Net assets acquired	(664,613)
Brand and licenses	6,510,000
Goodwill	2,533,181
TOTAL	$8,378,568

Canopy Monterey Bay, LLC

On November 30, 2021, the Company entered into two definitive agreements with Canopy and the membership interest owners (the “Sellers”) of Canopy to acquire an aggregate of 100% of Canopy, which owns a retail dispensary in the limited license jurisdiction of Seaside, California.

The first purchase agreement (“PA #1”) between DEP and Canopy and all of the Sellers provides for the assignment of 80% of the membership interests of Canopy to DEP in exchange for a purchase price of $4,800,000 comprised of $2,500,000 in cash (the “Cash Purchase Price”) and a secured promissory note in the amount of $2,300,000 bearing interest at a rate of 10% per annum compounded annually and having a maturity date of five years from the effective date of PA #1. Interest is payable for the first 6 months with the principal and accrued interest due at maturity. There are no prepayment penalties. The Cash Purchase Price is to be paid into escrow pursuant to an escrow agreement between the parties to PA #1 and Secured Trust Escrow, which Cash Purchase Price is to be released to the Sellers upon the receipt of city and state approval and completion of the audited annual financial statements and unaudited interim reviewed financial statements (collectively, the “Financial Statements”) of Canopy, or returned to DEP in the event of the denial of city or state approval or failure to complete the Financial Statements and the agreement is terminated, in which case the 80% membership interests will be transferred back to the Sellers and the promissory note will automatically be terminated. As of the date hereof, the city and state approvals have been received and the formal closing of the purchase of the 80% of the membership interests in Canopy is expected to take place on the date following the completion of the Financial Statements.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

11.	Business Acquisition – Continued

Canopy Monterey Bay, LLC – Continued

The second purchase agreement (“PA #2”) between DEP and the one continuing Seller provides for the assignment of the remaining 20% of the membership interests of Canopy to DEP following the receipt of the city and state approval and completion of the Financial Statements under PA #1 in exchange for $1,000,000 to be paid in either shares of common stock of the Company (the “Consideration Shares”) or in cash at DEP’s sole option if such payment takes place within six (6) months following the execution of PA #1. If DEP elects to pay the purchase price in Consideration Shares, the amount of Consideration Shares shall be determined based on the 10 day volume weighted average price (“VWAP”) ending on 30 November 2021, which is US$0.3665 per share for a total of 2,728,156 shares (issued) (Note 16). In the event that six (6) months following the execution of PA #1, the value of the Consideration Shares have decreased such that total value of the Consideration Shares is less than ninety percent (90%) of its value, DEP agrees to cause the Company to issue an additional $100,000 worth of shares of common stock of the Company (the “Additional Shares”) to be issued to the one continuing Seller based on the ten day VWAP calculated as of six (6) months following the closing of PA #1. PA #2 contains a working capital adjustment provision, which provides that if there is a working capital deficiency as of the closing date of PA #1, then the purchase price under PA #2 shall be reduced by the amount of the deficiency, and if there is a working capital surplus as of the closing date of PA #1, then the purchase price under PA #2 shall be increased by the amount of the surplus.

On or around December 1, 2021, 80% of the membership interests of Canopy were transferred to DEP for purposes of applying for city and state approvals of the change in ownership of Canopy, however, the purchase price consideration of (i) $2.5 million in cash, and (ii) a promissory note in the amount of $2.3 million to be paid by DEP, were placed in escrow and not to be released to the sellers of the 80% membership interests in Canopy until the city and state approvals have been received and the audited annual financial statements and unaudited reviewed interim financial statements (collectively, the “Financial Statements”) of Canopy are completed. If the city or state approvals are not received, or the Financial Statements of Canopy are not completed, then the Buyer may terminate the membership interest purchase agreement requiring the membership interests in Canopy to be transferred back to the sellers and the escrow agent to deliver back to DEP the cash consideration and the promissory note shall automatically be terminated. As of the date hereof, the city and state approvals have been received and the formal closing of the purchase of the 80% membership interests in Canopy will take place on the date following the completion of the Financial Statements.

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. For accounting purposes, the acquisition date is 1 December 2021, which is the date that the Company obtained full control over the operations, although not all conditions for closing the acquisition had occurred as of 1 December 2021. The purchase accounting process has not been completed primarily because the valuation of acquired assets has not been finalized. We expect to complete the purchase accounting as soon as practicable but no later than one year from the acquisition date.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

11.	Business Acquisition – Continued

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of Canopy made by the Company:

Purchase consideration
Cash	$2,500,000
Promissory note	2,300,000
Shares of common stock (Note 16)	939,544
Total consideration – preliminary	5,739,544

Assets acquired:
Cash – preliminary	378,503
Inventory – preliminary	630,039

Liabilities assumed:
Trade payable and accrued liabilities – preliminary	(317,594)

Net assets acquired – preliminary	690,948
Brand and licenses – preliminary	4,270,000
Goodwill – preliminary	778,596
TOTAL	$5,739,544

Pro Forma

The following table summarizes the results of operations of The Clubhouse Dispensary and NMG LB since the acquisition dates included in the Company’s consolidated results of operations for the six months ended 31 January 2022:

	The Clubhouse Dispensary	NMG LB
Revenue	$4,079,342	$3,074,776
Net income	907,485	99,614

The following table summarizes our consolidated results of operations for the six months ended 31 January 2021 as though the acquisitions of The Clubhouse Dispensary and NMG LB had occurred on 1 August 2020:

	Six months ended 31 January 2021
	As Reported	Pro Forma (unaudited)
Revenue	$11,609,769	$12,683,946
Net income (loss)	(1,925,467)	665,028

Pro forma financial information related to Canopy was deemed impractical to disclose as the final consideration and the allocation of intangible assets is still preliminary.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

11.	Business Acquisition – Continued

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

12.	Intangible Assets, Net

			As of 31 January 2022
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$517,000	-	$-	$517,000
Licenses	24,718,508	10.0	(1,846,428)	22,872,080
Customer relationships	90,000	5.0	(25,334)	64,666

Total intangible assets	$25,325,508		$(1,871,762)	$23,453,746

			As of 31 July 2021
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$247,000	-	$-	$247,000
Licenses	20,718,508	10.0	(1,184,175)	19,534,333
Customer relationships	90,000	5.0	(16,265)	73,735

Total intangible assets	$21,055,508		$(1,200,440)	$19,855,068

Amortization expense for intangible assets was $671,322 and $504,761 for the six months ended 31 January 2022 and 2021, respectively. Included in the licenses is $7,925,000 of indefinite lived assets.

The expected amortization of the intangible assets, as of 31 January 2022, for each of the next five years and thereafter is as follows:

2022 (remaining)	$792,900
2023	1,598,943
2024	1,603,324
2025	1,598,943
2026	1,582,678
Thereafter	7,834,958
$15,011,746

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

13.	Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the three and six months ended 31 January 2022 and 2021 are as follows:

	For the three months ended 31 January 2022	For the three months ended 31 January 2021	For the six months ended 31 January 2022	For the six months ended 31 January 2021
A company controlled by the President, Chief Executive Officer and a director Management fees	$53,400	$37,440	$172,996	$74,965
A company controlled by the Chief Financial Officer and a director Management fees	47,976	23,316	78,578	46,002
A company controlled by a former director and former President of NMG Management fees	-	10,000	-	65,000
A company controlled by the Corporate Secretary Management fees	19,282	17,774	37,463	34,789
	$120,658	$88,530	$289,037	$220,756

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

13.	Related Party Balances and Transactions – Continued

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

Amounts owing to related parties at 31 January 2022 and 31 July 2021 are as follows:

a)	As of 31 January 2022, the Company owed $31,810 (31 July 2021 - $26,841) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 31 January 2022, the Company owed $Nil (31 July 2021 - $18,914) to the Chief Financial Officer of the Company and a company controlled by him.

c)	As of 31 January 2022, the Company owed $Nil (31 July 2021 - $6,319) to the Corporate Secretary of the Company and a company controlled by him.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

14.	Loans Payable

On 19 July 2021, the Company entered into and closed a loan agreement (the “Loan Agreement”) with FG Agency Lending LLC (the “Agent”) and Bomind Holdings LLC (the “Lender”). Upon entering into the Loan Agreement, the Lender provided the initial term loan (the “Initial Term Loan”) in the face amount of $6,666,667 of which $6,000,000 was advanced to the Company with the 10% representing an origination discount as consideration for the use or forbearance of money. The Company may draw upon the remaining face amount of $4,444,444 (the “Delayed Draw Term Loan”) upon providing a 30-day request to the Agent by 1 June 2022 (as extended on 1 December 2021), whereby $4,000,000 will be advanced to the Company after applying the 10% origination discount. The Initial Term Loan and the Delayed Draw Term Loan mature on 19 July 2025 and bear interest at a rate of 13% per annum payable on the first day of each month hereafter.

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

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

14.	Loans Payable – Continued

The 4,800,000 Warrants were valued at $1,037,146 using the Black Scholes Option Pricing Model using the following assumptions:

Expected life of the options	4.00 years
Expected volatility	139%
Expected dividend yield	0%
Risk-free interest rate	0.55%

The Company also paid agent fee, legal fees and other fees in the amount of $175,758.

The Initial Term Loan is secured by certain of the Company’s assets, equity interest in subsidiaries and various agreements, under the Security Agreement, the Pledge Agreement (“PA”) and the Omnibus Collateral Assignment.

On 30 November 2021, the Company completed PA #1 related to the Company’s acquisition of initial 80% interest in Canopy (Note 11). In connection with PA #1, DEP entered into secured promissory note (the “Promissory Note”) promising to pay $2,300,000 to the Sellers. The Promissory Note was delivered as partial consideration for DEP’s agreement to purchase 80% of the issued and outstanding membership interests (the “Purchased Interests) of Canopy from the Sellers.

The Promissory Note was signed on 30 November 2021, but does not become effective by its terms unless and until the state regulators and local regulators approve DEP as the owner of the Purchased Interests (the date such approval is received being the “Effective Date”). In the event the MIPA #1 for DEP to purchase the Purchased Interests is terminated for any reason, the Promissory Note automatically terminates.

15.	Operating Leases

a)

On 10 November 2017, NMG entered into a revised five-year lease agreement for the property located at 3375 Pepper Lane, Las Vegas, NV, containing approximately 18,000 square feet. The Company has four options to extend the lease and each option is for five years. The monthly rent was $12,500 plus common area expenses, which now increased to $13,663 plus common area expenses. The guaranteed minimum monthly rent is subject to a 2% increase on each anniversary date of the lease.

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

c)

On 24 April 2020, the Company assumed a five-year lease dated 1 December 2018, as amended on 13 June 2019, for the property located at 7625 Carroll Road, San Diego, CA. The Company has three options to extend the lease and each option is for five years. The monthly rent is $15,450 per month increasing by 3% every year until 1 December 2022. The rent is now $16,883. The lease contains a sale bonus provision of $1,000,000 or 10% of the purchase price of the entire business, whichever is greater, in the event of sale or assignment of the lease.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

15.	Operating Leases – Continued

d)

On August 2, 2018, NMG Ohio, LLC entered into a three-year lease agreement for the property located at 709 Sugar Lane, Elyria, Ohio 44035, containing approximately 4,100 square feet. The Company has three options to extend the lease and each option is for three years. The rent is $4,200 per month increasing by 5% starting on 1 July 2021 and 1 July 2024.

e)

On 28 August 2020, the Company assumed a five-year lease dated 10 January 2017, as amended on 7 September 2018, for the property located at 3411 E. Anaheim St., Long Beach, California. The Company has one option to extend the lease for five years. The rent is $7,682 per month increasing by 3% every year until 10 January 2022.

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

During the six months ended 31 January 2022, the Company accrued $150,000 for milestones above and were included in the related operating lease liability. On 21 September 2021, the Company issued the necessary common shares to settle $75,000 of this liability (Note 16).

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

15.	Operating Leases – Continued

h)

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

At 31 July 2021, the Company accrued $200,000 for milestone (i) above. On 21 September 2021, the Company issued the necessary common shares to settle this $200,000 liability (Note 16). During the six months ended 31 January 2022, the Company accrued an additional $200,000 and were included in the related operating lease liability for milestone (ii) above. Milestones (iii) and (iv) are not expected to occur and, as a result, no amounts have been accrued at 31 January 2022.

I)

On 10 February 2020, the Company’s subsidiary NMG MI P1 executed a lease agreement with 254 River Street LLC (“River Street”) to lease commercial space located at 254 River Street, Manistee, MI, 49660. The term of the lease is for a period of 60 months and the lease includes rent abatement and reduced rent periods during construction and start up. Final rent is approximately US$7,500 per month, which increases 2% annually, and is contingent upon NMG MI P1 receiving one or more commercial marihuana municipal licenses from the City of Manistee. The license(s) would allow NMG MI P1 to operate a production facility for adult-use and/or medical marihuana and all activities permissible under the Michigan and Manistee Marihuana Laws.

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

At 31 July 2021, the Company accrued $200,000 for milestone (i) above. On 21 September 2021, the Company issued the necessary common shares to settle this $200,000 liability (Note 16). During the six months ended 31 January 2022, the Company accrued an additional $200,000 and were included in the related operating lease liability for milestone (ii) above.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

15.	Operating Leases – Continued

At 31 January 2022, a total deposit $470,546 for prior year shares were reclassified and incorporated into the right-of-use asset and lease liabilities related to the Company’s leases for the River Street.

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

j)

 On 1 January 2020, the Company’s subsidiary Canopy entered into a three-and-a-half-year lease agreement for the property located in Seaside, California. The rent is now $9,000 per month until June 20221, when it increases by 3% to $9,270 through June 2023.

During the six months ended 31 January 2022, the Company recorded a total lease expense of $405,386 related to the amortization of right-of-use assets of which $332,463 was included in General and Administrative Expenses and $72,923 was included in Cost of Sales for the six months ended 31 January 2022.

Supplemental cash flow information for the period ended 31 January 2022 related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$336,076
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,745,932

Weighted-average remaining lease term – operating leases	7.31 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2022 (remaining)	$552,385
2023	1,522,408
2024	1,085,798
2025	1,105,041
2026 and thereafter	4,152,966
Total lease payments	$8,418,598
Less imputed interest	(2,810,822)
Total	$5,607,776
Less current portion	(859,007)
Long term portion	$4,748,769

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

16.	Capital Stock

The Company’s authorized share capital comprises 900,000,000 Common Shares, with a $0.0001 par value per share.

On 21 October 2020, the Company issued 793,466 common shares valued at $297,042 in relation to acquiring the remaining 70% interest in NMG Ohio.

On 21 September 2021, the Company issued 238,929 common shares to one entity based on the terms and conditions of the certain lease agreement for the Muskegon, Michigan premises and issued an aggregate of 1,304,601 common shares to another entity based on the terms and conditions of the two lease agreements for the Manistee, Michigan premises (Notes 15 and 18).

Pursuant to the Purchase Agreement (Note 9), the Company issued 2,681,006 common shares in escrow. The share consideration remains subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which is expected to occur in the near future (Notes 11 and 19).

Pursuant to the PA #2 for the acquisition of Canopy’s membership interest, the Company issued 2,728,156 common shares in escrow (Notes 11 and 18).

Stock options

The Company previously approved an incentive stock option plan, pursuant to which the Company may grant stock options up to an aggregate of 10% of the issued and outstanding common shares in the capital of the Company from time to time. Under this plan, the Company may issue up to 11,334,946 stock options. At 31 January 2022, the Company had 9,253,000 stock options issued and outstanding.

The Company recorded total stock-based compensation expense of $149,769 (2021 - $201,191) and $294,944 (2021 - $488,822) for the three and six months ended 31 January 2022 and 2021, respectively, in connection with the issuance of options to purchase common stock. Stock-based compensation expense is included in general and administrative expenses on the accompanying statements of operations.

	Number of options	Weighted average exercise price	Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2021	9,855,000	CAD$0.71	2.76	CAD$	3,750
Granted	648,000	CAD$0.44	4.22	CAD$	-
Cancelled	(1,250,000)	CAD$0.70	1.16	CAD$	-
Outstanding at 31 January 2022	9,253,000	CAD$0.69	2.54	CAD$	-
Vested and fully exercisable at 31 January 2022	7,398,750	CAD$0.71	2.17	CAD$	-

On 30 November 2021, the Company granted 448,000 stock options to two officers and directors of the Company with an exercise price of CAD$0.44 per share expiring on 30 November 2026. These stock options vest equally every 6 months for a period of 24 months.

On 30 November 2021, the Company granted 200,000 stock options to a consultant of the Company with an exercise price of CAD$0.44 per share expiring on 30 November 2024 (Note 19). These stock options vest immediately.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

16.	Capital Stock – Continued

Share Purchase Warrants

As of 31 January 2022 and 31 July 2021, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
11,780,134	CAD$1.50	17 May 2023
635,150	CAD$1.25	16 May 2023
4,800,000	USD$0.40	19 July 2025
17,215,284(1)	CAD$1.21

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

Segment revenue and net loss before income taxes were as follows during the six months ended 31 January 2022:

31 January 2022
Revenue
Wholesale	$3,092,676
Retail	12,524,666
Total	$15,617,342

Net loss before income taxes
Wholesale	$667,771
Retail	1,715,136
All others	(3,664,887)
Total	$(1,281,980)

During the six months ended 31 January 2022, the Company had no major customer over 10% of its revenues.

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

18.	Supplemental Disclosures with Respect to Cash Flows

	Six Months Ended 31 January
	2022	2021
Cash paid during the period for interest	$440,556	$-
Cash paid during the period for income taxes	$15,641	$1,125

Pursuant to certain licensing milestones being achieved under a lease agreement for a premises in Muskegon, Michigan and certain licensing and operational milestones being achieved under two lease agreements for a premises in Manistee, Michigan, on 21 September 2021, the Company issued 238,929 shares of common stock to one entity based on the terms and conditions of the certain lease agreement for the Muskegon, Michigan premises and issued an aggregate of 1,304,601 shares of common stock to another entity based on the terms and conditions of the two lease agreements for the Manistee, Michigan premises (Notes 15 and 16).

On the assumption of an additional leases in Ohio and Michigan, the Company recognized right-of-use assets (Note 15), and a corresponding increase in lease liabilities, in the amount of $2,745,932 which represented the present value of future lease payments using a discount rate of 12% per annum.

Pursuant to the PA #2 for the acquisition of Canopy’s membership interest, the Company issued 2,728,156 common shares in escrow (Notes 11 and 16).

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

Pursuant to the ShowGrow Long Beach Purchase Agreement (Note 9), the Company issued 2,681,006 common shares in escrow. The share consideration remains subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which is expected to occur in the near future. Any final settlement that is different than liabilities’ balances currently recorded will be allocated to other income or expense.

The Company signed a consulting agreement with Skanderbeg Capital Advisors Inc. to provide capital market advisory services, including introductions to prospective investors and merger and acquisition transactions and advising on capital structuring and other financial aspects of financings or strategic transactions. Skanderbeg Capital Advisors is a boutique merchant bank and capital advisor firm, which is focused on identifying companies with highly prospective business opportunities in the natural resource, technology, biotech and special situations sectors. The Company will pay a monthly fee of CAD$7,500 and a one-time payment of 200,000 options priced at CAD$0.44 (Note 16).

Body and Mind Inc. Notes to Condensed Consolidated Interim Financial Statements For the Six Months Ended 31 January 2022 (U.S. Dollars)

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

21.	Subsequent Event

On 2 February 2022, the Company, through its wholly owned subsidiary, has received all licenses and approvals and will open the Body and Mind branded dispensary on 2 February 2022 to serve medical patients and recreational customers in Muskegon, Michigan

On 3 March 2022, the Company’s subsidiary, NMG MI 1, Inc. entered into an Amendment No. 1 to Lease Agreement with Kendal Properties, LLC with respect to the premises located at 885 E. Apple Ave., Muskegon, Michigan, whereby the parties amended the original Lease Agreement to provide that two of the milestone payments that were to be made in the form of the Company’s shares are to now be made in the form of cash.

All events have been evaluated through the date of this report.

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

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2021, our most recently completed year end, to January 31, 2022, and our results of operations for the three and six months ended January 31, 2022, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

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

In Michigan, we received all licenses and approvals and opened the “Body and Mind” branded dispensary on February 2, 2022 to serve medical patients and recreational customers in Muskegon, Michigan.

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

Our head office located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest	Date of Acquisition or formation
DEP Nevada Inc.(1)	Nevada, USA	100%	August 10, 2017
Nevada Medical Group, LLC(2)	Nevada, USA	100%	November 14, 2017
NMG Long Beach, LLC(3)	California, USA	100%	December 18, 2018
NMG Cathedral City, LLC(4)	California, USA	100%	January 4, 2019
NMG San Diego, LLC(5)	California, USA	60%	January 30, 2019
NMG Ohio LLC(6)	Ohio, USA	100%	April 27, 2017
NMG OH 1, LLC(7)	Ohio, USA	100%	January 29, 2020
NMG OH P1, LLC(8)	Ohio, USA	100%	January 29, 2020
NMG MI 1, Inc.(9)	Michigan, USA	100%	June 24, 2021
NMG MI P1 Inc. (10)	Michigan, USA	100%	June 24, 2021
NMG MI C1 Inc. (11)	Michigan, USA	100%	June 24, 2021
Canopy Monterey Bay, LLC (12)	California, USA	80%	December 1, 2021

Notes:

(1)	DEP Nevada Inc. is a wholly-owned subsidiary of Body and Mind Inc.
(2)	Nevada Medical Group, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(3)	NMG Long Beach, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(4)	NMG Cathedral City, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(5)	NMG San Diego, LLC is a 60% owned subsidiary of DEP Nevada Inc..
(6)	NMG Ohio LLC is a wholly-owned subsidiary of Nevada Medical Group LLC
(7)	NMG OH 1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(8)	NMG OH P1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(9)	NMG MI 1, Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(10)	NMG MI P1 Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(11)	NMG MI C1 Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(12)

Canopy Monterey Bay, LLC is 80% owned subsidiary of DEP Nevada, Inc. DEP Nevada Inc.’s ownership of such 80% of Canopy is subject to obtaining city and state approvals, which have now been received, and to completion of the required audited annual financial statements and unaudited interim financial statements of Canopy, failing which the Company may terminate the membership interest purchase agreement requiring the membership interests to be transferred back to the sellers and the escrow agent to return to DEP Nevada Inc. the cash consideration and the promissory note being automatically terminated.

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

Pursuant to the Convertible Loan Agreement, DEP agreed to make loan advances to CCG from time to time in the aggregate principal amount of up to $1,250,000 and as of January 31, 2022, DEP has loaned $1,854,785 to CCG. The loan proceeds were used to fund the construction of the medical marijuana dispensary facility, and to provide working capital to cover initial operating expenses. The construction was completed and all permits and licenses were received for the dispensary in late April 2020, which opened for operations on April 27, 2020.

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

Acquisition of Canopy Monterey Bay, LLC

On December 1, 2021 The Company announced the entering into of two definitive agreements with Canopy Monterey Bay, LLC (“Canopy”) and the membership interest owners (the “Sellers”) of Canopy to acquire an aggregate of 100% of Canopy, which owns a retail dispensary in the limited license jurisdiction of Seaside, California.

The first purchase agreement (“PA #1”) between BaM’s subsidiary, DEP, Canopy and all of the Sellers provides for the assignment of 80% of the membership interests of Canopy to DEP in exchange for a purchase price of US$4.8 million comprised of US$2.5 million in cash (the “Cash Purchase Price”) and a secured promissory note in the amount of $2.3 million bearing interest at a rate of 10% per annum compounded annually and having a maturity date of five years from the effective date of PA #1. Interest is payable for the first 6 months with the principal and accrued interest due at maturity. There are no prepayment penalties. The Cash Purchase Price is to be paid into escrow pursuant to an escrow agreement between the parties to PA #1 and Secured Trust Escrow, which Cash Purchase Price is to be released to the Sellers upon the receipt of city and state approval, or returned to DEP in the event of the denial of city and state approval and the agreement is terminated, in which case the 80% membership interests will be transferred back to the Sellers and the promissory note will be terminated.

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

On or around December 1, 2021, 80% of the membership interests of Canopy were transferred to DEP for purposes of applying for city and state approvals of the change in ownership of Canopy, however, the purchase price consideration of (i) $2.5 million in cash, and (ii) a promissory note in the amount of $2.3 million to be paid by DEP, were placed in escrow and not to be released to the sellers of the 80% membership interests in Canopy until the city and state approvals have been received and the audited annual financial statements and unaudited reviewed interim financial statements (collectively, the “Financial Statements”) of Canopy are completed. If the city or state approvals are not received, or the Financial Statements of Canopy are not completed, then the Buyer may terminate the membership interest purchase agreement requiring the membership interests in Canopy to be transferred back to the sellers and the escrow agent to deliver back to DEP the cash consideration and the promissory note shall automatically be terminated. As of the date hereof, the city and state approvals have been received and the formal closing of the purchase of the 80% membership interests in Canopy will take place on the date following the completion of the Financial Statements.

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

Results of Operations for the three month periods ended January 31, 2022 and 2021:

The following table sets forth our results of operations for the three month periods ended January 31, 2022 and 2021:

	January 31, 2022 $	January 31, 2021 $
Sales	8,046,526	6,315,411
Cost of Sales	(5,022,568)	(3,567,425)
Gross Margin	3,023,958	2,747,986
General and Administrative Expenses	(3,994,731)	(2,555,432)
Loss for the Period	(2,722,548)	(1,147,100)
Foreign Currency Translation Adjustment	(35,160)	81,237
Comprehensive Loss	(2,757,708)	(1,065,863)
Basic and Diluted Earnings (Loss) Per Share	(0.02)	(0.01)

Revenues

For the three month period ended January 31, 2022 we had total sales of $8,046,526 and cost of sales of $5,022,568 for a gross margin of $3,023,958 compared to total sales of $6,315,411 and cost of sales of $3,567,425 for a gross margin of $2,747,986 in the three month period ended January 31, 2021. The significant increase in net sales and cost of sales for the period ended January 31, 2022 is largely due to steady growth at all dispensaries and acquisitions.

During the three months ended January 31, 2022, the Company recorded product sales as follows:

Revenues – By Segment	Six months ended January 31, 2022 $	%

Wholesale	1,336,877	17%
Retail	6,709,649	83%

Total	8,046,526

Operating Expenses

For the three month period ended January 31, 2022, operating expenses totaled $3,994,731 compared with $2,555,432 for the three month period ended January 31, 2021. A significant reason for the increase in operating expenses between the periods related to an increase in salaries and wages from $773,437 to $1,292,481, as the Company continues to expand, an increase in licenses, utilities and office administration from $537,928 to $985,456, and an increase in business development from $11,927 to $80,316. The Company’s office administration and salaries and wages increased considerably as a result of various ongoing acquisitions and expansions and as a result of increased operations in Nevada as well as the total number of employees under payroll.

The Company also had an increase in depreciation and amortization expense of $437,781 compared to $297,370 due to a larger balance of property and equipment and intangible assets that need to be depreciated/amortized.

Other Items

During the three month period ended January 31, 2022, our other items accounted for $336,125 of losses as compared to income of $185,560 for the three month period ended January 31, 2021. The significant components in other items primarily relates to the Company’s interest income on the secured convertible note in the prior period and interest expense of $340,020 on the long-term loan payable in the current period.

Net Loss

Net loss for the quarter ended January 31, 2022 totaled $2,722,548 compared with a net loss of $1,147,100 for the quarter ended January 31, 2021. The increase in net loss is largely due to the increase in general and administrative expenses, partially offset by an increase in gross profit. The Company also reported income tax expense of $1,415,650 (2021 - $1,154,094) for the quarter.

Other Comprehensive Income (Loss)

We recorded a foreign currency translation adjustment loss of $35,160 and gain of $81,237 for the quarter ended January 31, 2022 and 2021, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Results of Operations for the six month periods ended January 31, 2022 and 2021:

The following table sets forth our results of operations for the six month periods ended January 31, 2022 and 2021:

	January 31, 2022 $	January 31, 2021 $
Sales	15,617,342	11,609,769
Cost of Sales	(9,103,168)	(7,061,729)
Gross Margin	6,514,174	4,548,040
General and Administrative Expenses	(7,169,638)	(5,050,795)
Loss for the Period	(3,399,802)	(1,925,467)
Foreign Currency Translation Adjustment	1,121	349,334
Comprehensive Loss	(3,398,681)	(1,576,133)
Basic and Diluted Earnings (Loss) Per Share	(0.03)	(0.02)

Revenues

For the six month period ended January 31, 2022 we had total sales of $15,617,342 and cost of sales of $9,103,168 for a gross margin of $6,514,174 compared to total sales of $11,609,769 and cost of sales of $7,061,729 for a gross margin of $4,548,040 in the six month period ended January 31, 2021. The significant increase in net sales and cost of sales for the period ended January 31, 2022 is largely due to steady growth at all dispensaries and acquisitions.

During the six months ended January 31, 2022, the Company recorded product sales as follows:

Revenues – By Segment	Six months ended January 31, 2022 $	%

Wholesale	3,092,676	20%
Retail	12,524,666	80%

Total	15,617,342

Operating Expenses

For the six month period ended January 31, 2022, operating expenses totaled $7,169,638 compared with $5,050,795 for the six month period ended January 31, 2021. A significant reason for the increase in operating expenses between the periods related to an increase in salaries and wages from $1,556,055 to $2,284,198, as the Company continues to expand, an increase in licenses, utilities and office administration from $1,113,173 to $1,767,070, an increase in business development from $13,336 to $175,075, an increase in accounting and legal fees from $466,014 to $550,844. The Company’s office administration and salaries and wages increased considerably as a result of various ongoing acquisitions and expansions and as a result of increased operations in Nevada as well as the total number of employees under payroll.

The Company also had an increase in depreciation and amortization expense of $769,325 compared to $542,707 due to a larger balance of property and equipment and intangible assets that need to be depreciated/amortized.

Other Items

During the six month period ended January 31, 2022, our other items accounted for $626,516 of losses as compared to an income of $241,357 for the six month period ended January 31, 2021. The significant components in other items primarily relates to the Company’s interest income on the secured convertible note and interest expense of $678,784 on the long-term loan payable. In 2020, other items also consisted of the Company’s proportion of income on equity investee in NMG Ohio LLC of $24,872 and the bargain purchase price of the Ohio dispensary acquisition of $208,176.

Net Loss

Net loss for the six months ended January 31, 2022 totaled $3,399,802 compared with a net loss of $1,925,467 for the six months ended January 31, 2021. The increase in net loss is largely due to the increase in general and administrative expenses, partially offset by an increase in gross profit. The Company also reported an income tax expense of $2,117,822 (2021 - $1,664,069) for the period.

Other Comprehensive Income (Loss)

We recorded foreign currency translation adjustments of $1,121 and $349,334 for the six months ended January 31, 2022 and 2021, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of January 31, 2022:

As of January 31, 2022
(unaudited)
Cash reserves	$4,615,793
Working capital	$4,073,522

At January 31, 2022, we had cash of $4,615,793 as compared to cash of $7,374,194 at July 31, 2021. The Company has minimal committed capital expenditures.

Statement of Cash flows

During the six month period ended January 31, 2022, our net cash decreased by $2,758,401 (2021 – $186,041), which included net cash provided by operating activities of $245,641 (2021 – used $105,356), net cash used in investing activities of $2,988,289 (2021 - $420,967), net cash used in financing activities of $16,874 (2021 – $9,052) and effect of exchange rate changes on cash and cash equivalents of $1,121 (2021 - $349,334).

Cash Flow provided by Operating Activities

Cash flow provided by operating activities totaled $245,641 and ($105,356) during the six months ended January 31, 2022 and 2021, respectively. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $3,399,802 during the six months ended January 31, 2022 compared to $1,925,467 in 2021. The net loss in 2022 included, among other things, depreciation of $471,938 (2021 - $252,627), amortization of licenses of $671,322 (2021 - $504,761), non-cash operating lease costs of $405,386 (2021 - $113,500), amortization of debt discount of $235,487 (2021 - $Nil), accrued interest income of $36,000 (2021 - $124,143), and stock-based compensation of $294,944 (2021 - $488,822).

The following non-cash items further adjusted the loss for the six months ended January 31, 2022 and 2021:

•

Decrease in amounts receivable and prepaid of $470,282 (2021 – increase of $558,579), increase in inventory of $484,191 (2021 – $91,968), increase in deposits of $107,290 (2021 - $Nil), decrease in trade payables and accrued liabilities of $22,352 (2021 - increase of $240,002), increase in income taxes payable and deferred taxes of $2,102,257 (2021 - $1,456,726), decrease in due to related parties of $20,264 (2021 - increase of $206,229), decrease of operating lease liabilities of $336,076 (2021 - $93,943), and decrease in loan to NMG Ohio LLC of $Nil (2020 - $228,736).

Cash Flow used in Investing Activities

During the six month period ended January 31, 2022, investing activities used cash of $2,988,289 compared to $420,967 during the six month period ended January 31, 2021. The change in cash used in investing activities from the six month period ended January 31, 2022 relates primarily to the acquisition of 80% membership interest in Canopy for $2,121,497, net of cash received. In addition, the Company purchased equipment of $606,408 (2021 - $224,477), a convertible loan of $205,969 (2021 - $311,353) provided to CCG in Arkansas, and cash provided to NMG Ohio, net of cash received on acquisition, was $54,415 (2021 –$136,326).

Cash Flow used in Financing Activities

During the six month period ended January 31, 2022, financing activities used cash of $16,874 compared to $9,052 during the six month period ended January 31, 2021, all related to a repayment of loan.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions for investments, intraperiod allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020. Early adoption is permitted. Adopting this ASU did not have a significant impact on the Company’s consolidated financial statements.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had a working capital of $4,073,522 as at January 31, 2022. The Company outlined substantial doubt about its ability to continue as a going concern in prior periods which has been alleviated by securing long term debt, cash flow positive operations and increased sales. The Company anticipates that current cashflow positive operations, cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 15 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

Based on their evaluation as of January 31, 2022, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of January 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In our assessment of the effectiveness of our internal control over financial reporting as at January 31, 2022, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, material weaknesses were identified regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

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

Change in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended January 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).

31.2	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).

32.1	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BODY AND MIND INC.
Date: March 17, 2022	BY:	/s/ Michael Mills
Michael Mills, President and Chief Executive Officer (Principal Executive Officer)
Date: March 17, 2022	BY:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

