Form 10-Q
period 2022-04-30
BODY & MIND INC.
filed 2022-06-21
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 113,349,464 shares of common stock outstanding as of June 20, 2022.

BODY AND MIND INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.	Statement 1

Condensed Consolidated Interim Balance Sheets

(U.S. Dollars)
ASSETS	As of 30 April 2022	As of 31 July 2021
	(unaudited)
Current
Cash	$3,706,894	$7,374,194
Amounts receivable	817,936	1,544,957
Interest receivable on convertible loan (Note 6)	204,000	150,000
Prepaids	685,763	413,246
Inventory (Note 5)	4,319,904	2,936,156
Convertible loan receivable (Note 6)	1,893,252	1,648,816
Loan receivable (Note 7)	239,834	239,834
Total Current Assets	11,867,583	14,307,203

Deposit	113,828	470,546
Loan receivable from NMG Ohio LLC (Note 8)	-	891,279
Property and equipment, net (Note 10)	5,691,657	4,893,790
Operating lease right-of-use assets (Note 15)	6,306,767	2,539,023
Brand and licenses, net (Note 12)	23,063,866	19,855,068
Goodwill (Note 12)	5,947,498	5,168,902
TOTAL ASSETS	$52,991,199	$48,125,811

LIABILITIES
Current
Accounts payable	$2,138,784	$1,686,376
Accrued liabilities	102,000	105,538
Income taxes payable	6,254,200	3,832,078
Due to related parties (Note 13)	46,720	52,074
Loans payable (Note 14)	16,962	16,874
Current portion of operating lease liabilities (Note 15)	886,202	761,415
Total Current Liabilities	9,444,868	6,454,355

Long-term operating lease liabilities (Note 15)	5,084,579	2,323,525
Loans payable (Note 14)	7,455,603	4,798,871
Deferred tax liability	714,356	198,339
TOTAL LIABILITIES	22,699,406	13,775,090

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 16)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
113,349,464 (31 July 2021–109,077,778) Common Shares	11,334	10,907
Additional paid-in capital	52,184,483	50,312,013
Accumulated other comprehensive income	1,057,793	1,127,713
Accumulated Deficit	(23,322,485)	(17,126,510)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO BAM STOCKHOLDERS	29,931,125	34,324,123
NON-CONTROLLING INTEREST	360,668	26,598
TOTAL STOCKHOLDERS’ EQUITY	30,291,793	34,350,721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,991,199	$48,125,811

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 2

Condensed Consolidated Interim Statements of Operations (unaudited)
(U.S. Dollars)

	Three Month Period Ended 30 April		Nine Month Period Ended 30 April
	2022	2021	2022	2021

Sales	$7,876,674	$7,156,016	$23,494,016	$18,765,785
Cost of sales	(4,969,619)	(2,882,750)	(14,072,787)	(9,944,479)
	2,907,055	4,273,266	9,421,229	8,821,306

General and Administrative Expenses
Accounting and legal	147,289	238,876	698,133	704,890
Business development	390,555	863,589	565,630	876,925
Consulting fees	259,722	133,584	650,929	325,666
Depreciation and amortization	445,656	289,920	1,214,981	832,627
Lease expense	267,715	102,029	600,178	292,660
Licenses, utilities and office administration	1,268,447	770,793	3,350,992	2,151,184
Management fees	49,778	84,676	338,815	305,432
Salaries and wages	1,326,073	837,565	3,610,271	2,393,620
Stock-based compensation	91,383	244,276	386,327	733,098
	(4,246,618)	(3,565,308)	(11,416,256)	(8,616,102)
Net Operating Income (Loss) Before Other Income (Expenses)	(1,339,563)	707,958	(1,995,027)	205,204
Other Income (Expenses)
Foreign exchange, net	10	(90)	324	140
Interest expense	(338,185)	(1,357)	(1,016,969)	(2,684)
Interest income	18,000	21,252	54,000	146,619
Other income (expense)	18,952	8,625	34,906	(107,336)
Gain on bargain purchase	-	-	-	208,176
Equity-method investment change from earnings	-	(11,653)	-	13,219
Net Income (Loss) for the Period Before Income Tax	$(1,640,786)	$724,735	$(2,922,766)	$463,338
Income tax expense	(821,317)	(976,458)	(2,939,139)	(2,640,527)
Net Loss for the Period	(2,462,103)	(251,723)	(5,861,905)	(2,177,189)
Other Comprehensive Income
Foreign currency translation adjustment	(71,041)	(349,334)	(69,920)	-
Comprehensive Loss for the Period	$(2,533,144)	$(601,057)	$(5,931,825)	$(2,177,189)
Net income (loss) attributable to:
Body and Mind Inc.	(2,530,064)	(353,637)	(6,195,975)	(2,341,082)
Non-controlling interest	67,961	101,914	334,070	163,893

Comprehensive income (loss) attributable to:
Body and Mind Inc.	(2,601,105)	(702,971)	(6,265,895)	(2,341,082)
Non-controlling interest	67,961	101,914	334,070	163,893
Loss per Share – Basic and Diluted	$(0.02)	$(0.00)	$(0.05)	$(0.02)
Weighted Average Number of Common Shares Outstanding	113,349,464	108,818,789	111,806,303	108,255,847

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 3

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (unaudited)
(U.S. Dollars)

					Accumulated
	Share Capital		Additional		other		Non-
	Common Shares		paid-in	Shares to be	comprehensive	Accumulated	controlling
	Number	Amount	capital	issued	income	Deficit	interest	Total
Balance – 31 July 2021	109,077,778	$10,907	$50,312,013	$-	$1,127,713	$(17,126,510)	$26,598	$34,350,721
Common stock issued for lease liabilities	1,543,530	154	546,872	-	-	-	-	547,026
Stock-based compensation (Note 16)	-	-	145,175	-	-	-	-	145,175
Foreign currency translation adjustment	-	-	-	-	36,281	-	-	36,281
Loss (income) for the period	-	-	-	-	-	(789,089)	111,835	(677,254)
Balance – 31 October 2021	110,621,308	$11,061	$51,004,060	$-	$1,163,994	$(17,915,599)	$138,433	$34,401,949
Common stock issued in acquisition of Canopy	2,782,156	273	939,271	-	-	-	-	939,544
Stock-based compensation (Note 16)	-	-	149,769	-	-	-	-	149,769
Foreign currency translation adjustment	-	-	-	-	(35,160)	-	-	(35,160)
Loss (income) for the period	-	-	-	-	-	(2,876,822)	154,274	(2,722,548)
Balance – 31 January 2022	113,349,464	$11,334	$52,093,100	$-	$1,128,834	$(20,792,421)	$292,707	$32,733,554
Stock-based compensation (Note 16)	-	-	91,383	-	-	-	-	91,383
Foreign currency translation adjustment	-	-	-	-	(71,041)	-	-	(71,041)
Loss (income) for the period	-	-	-	-	-	(2,530,064)	67,961	(2,462,103)
Balance – 30 April 2022	113,349,464	$11,334	$52,184,483	$-	$1,057,793	$(23,322,485)	$360,668	$30,291,793

Balance – 31 July 2020	107,513,812	$10,751	$47,665,678	$19,703	$731,768	$(14,865,608)	$(257,843)	$33,304,449
Common stock issued in acquisition of NMG Ohio LLC	793,466	79	296,963	-	-	-	-	297,042
Stock-based compensation (Note 16)	-	-	287,631	-	-	-	-	287,631
Foreign currency translation adjustment	-	-	-	-	268,097	-	-	268,097
Loss (income) for the period	-	-	-	-	-	(792,545)	14,178	(778,367)
Balance – 31 October 2020	108,307,278	$10,830	$48,250,272	$19,703	$999,865	$(15,658,153)	$(243,665)	$33,378,852
Escrow release	70,500	7	19,696	(19,703)	-	-	-	-
Stock-based compensation (Note 16)	-	-	201,191	-	-	-	-	201,191
Foreign currency translation adjustment	-	-	-	-	81,237	-	-	81,237
Loss (income) for the period	-	-	-	-	-	(1,194,901)	47,801	(1,147,100)
Balance – 31 January 2021	108,377,778	$10,837	$48,471,159	$-	$1,081,102	$(16,853,054)	$(195,864)	$32,514,180
Exercise of options	700,000	70	316,975	-	-	-	-	317,045
Stock-based compensation (Note 16)	-	-	244,276	-	-	-	-	244,276
Foreign currency translation adjustment	-	-	-	-	(27,046)	-	-	(27,046)
Loss (income) for the period	-	-	-	-	-	(353,636)	101,914	(251,722)
Balance – 30 April 2021	109,077,778	$10,907	$49,032,410	$-	$1,054,056	$(17,206,690)	$(93,950)	$32,796,733

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 4

Condensed Consolidated Interim Statements of Cash Flows (unaudited)
(U.S. Dollars)

	Nine Month Period Ended 30 April
Cash Resources Provided By (Used In)	2022	2021
Operating Activities
Net loss for the period	$(5,861,905)	$(2,177,189)
Items not affecting cash:
Amortization of debt discount	356,732	-
Accrued interest income	(54,000)	(54,000)
Amortization of licenses	1,061,202	775,692
Non-cash costs - operating leases	719,096	292,660
Depreciation	709,241	379,043
Foreign exchange	-	(130,125)
Equity-method investment change from earnings	-	(24,872)
Gain on bargain purchase	-	(208,176)
Stock-based compensation	386,327	733,098
Amounts receivable and prepaids	493,515	(253,482)
Inventory	(731,072)	(1,391,032)
Deposits	(113,828)	-
Trade payables and accrued liabilities	127,827	(276,126)
Income taxes payable and deferred taxes	2,938,139	2,574,933
Due to related parties	(5,354)	(15,228)
Operating lease liabilities	(583,427)	(246,325)
Cash used in operating activities	(557,507)	(21,129)

Investing Activities
Investment in NMG Ohio, LLC , net of cash received	(54,415)	(136,326)
Loan to NMG Ohio LLC	-	(228,736)
Investment in GLDH, net of cash received	-	97,706
Cash paid in acquisition of Canopy, net of cash received	(2,121,497)	-
Purchase of property and equipment	(619,613)	(275,433)
Acquisition of NMG LB, net of cash received	-	65,340
Convertible loan receivable	(244,436)	(164,947)
Cash used in investing activities	(3,039,961)	(642,396)

Financing Activities
Proceeds from option exercises	-	317,045
Loans received	22,194	-
Loans repaid	(22,106)	(12,190)
Cash provided by financing activities	88	304,855

Effect of exchange rate changes on cash	(69,920)	322,288

Net Decrease in Cash	(3,667,300)	(36,382)
Cash– Beginning of Period	7,374,194	1,352,130
Cash– End of Period	$3,706,894	$1,315,748

Supplemental Disclosures with Respect to Cash Flows (Note 18)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

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

___________

* Represents the Company’s controlling interest (see Note 11). The Company is yet to close its acquisition and does not have a legal ownership.

All inter-company transactions and balances are eliminated upon consolidation.

2. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after 15 December 2022. The Company does not anticipate this amendment to have a significant impact on the consolidated financial statements.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

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

In the opinion of management, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s fiscal year 2021 Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on 19 November 2021.

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 30 April 2022 and 31 July 2021, the Company has no allowance for doubtful accounts.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

3. Significant Accounting Policies – Continued

Revenue recognition

The Company recognizes revenue from product sales when our customers obtain control of our products. This determination is based on the customer specific terms of the arrangement for wholesale operations. Upon transfer of control, the Company has no further performance obligations. All retail sales are considered cash on delivery.

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

Inventory

Inventory consists of raw material, work in progress (live plants and plants in the drying process), finished goods, and consumables. The Company values its raw material, finished goods and consumables at the lower of the actual costs or its current estimated market value less costs to sell. The Company values its work in progress at cost. The Company periodically reviews its inventory for obsolete and potentially impaired items. As of 30 April 2022 and 31 July 2021, the Company has no allowance for inventory obsolescence.

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

3.  Significant Accounting Policies – Continued

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually during its fourth quarter on 31 July.

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. Potentially dilutive options of 9,253,000 and warrants of 17,215,284 existed at 30 April 2022. This figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by 1 June 2022, or cancelled if we do not draw on the Delayed Draw Term Loan. Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until 19 July 2025.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As of 30 April 2022 and 31 July 2021, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

3. Significant Accounting Policies – Continued

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is in U.S. dollars. The Company’s subsidiaries have a functional currency in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Exchange gains and losses on inter-company balances that form part of the net investment in foreign operations are included in other comprehensive income. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The exchange rates used to translate Canadian dollar to U.S. dollar was 0.7755 for monetary assets and liabilities and 0.7916 as an average rate for transactions occurred during the period ended 30 April 2022. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net loss.

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

The convertible loan receivable was valued using Level 3 inputs.

Other current financial assets and current financial liabilities have fair values that approximate their carrying values.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

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

4.  Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 30 April 2022 and 31 July 2021:

	As of 30 April 2022	As of 31 July 2021
Financial assets at fair value
Cash	$3,706,894	$7,374,194
Convertible loan receivable	1,893,252	1,648,816
Total financial assets at fair value	$5,600,146	$9,023,010

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

4.  Financial Instruments– Continued

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company had working capital of $2,422,715 at 30 April 2022. The Company anticipates that current cashflow positive operations, cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 15 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

5.  Inventory

	30 April 2022	31 July 2021

Work in progress	$610,030	$503,215
Finished goods	3,594,580	1,547,493
Consumables	115,294	885,448

Total	$4,319,904	$2,936,156

6.  Convertible loan receivable

Effective March 15, 2019, the Company, through its wholly owned subsidiaries, DEP Nevada and NMG, entered into a convertible loan agreement and a management agreement with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical cannabis dispensary facility in West Memphis, Arkansas. The convertible loan agreement can be extended by either party and the current agreement has a maturity date of 30 March 2023. Under no circumstances the maturity date of the convertible loan agreement shall extend beyond the expiration of the management agreement as described below.

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

6.  Convertible loan receivable– Continued

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

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The sum of these two valuations is the fair value of the loan receivable balance of $1,893,252. Management believes that the accretion of the straight debt portion and embedded derivative related to the conversion option are not material due to the short term maturity of the loan. At 30 April 2022, the Company had advanced $1,893,252 (31 July 2021 - $1,648,816) and accrued interest income of $18,000 (2021 - $18,000) and $54,000 (2021 - $54,000) for the three and nine months ended 30 April 2022, respectively. As of 30 April 2022, total interest receivable was $204,000 (31 July 2021 - $150,000).

7. Loan receivable

The loan receivable at 30 April 2022 in the amount of $239,834 (31 July 2021 – $239,834) acquired from NMG LB (Note 11) is due from an arm’s length party that is unsecured, non-interest bearing and due on demand.

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

On 17 September 2021, the Company closed the acquisition of the remaining 70% interest in NMG Ohio. The transaction included the transfer of a dispensary license for the Clubhouse Dispensary in Elyria, Ohio to our wholly owned subsidiary, NMG OH 1, which became effective on 4 September 2020 (see Acquisition of the Clubhouse Dispensary in Note 11). The transaction also included the final award of a production license which has now been transferred to our wholly owned subsidiary, NMG OH P1. As a result of the closing of this acquisition, the Company now directly owns 100% of NMG Ohio. The following table is a representation of amounts advanced, the majority of which is property and equipment, which has been reclassified as assets.

	30 April 2022	31 July 2021
Loan receivable (payable) to NMG Ohio
Opening balance	$891,279	$(466,495)
Advances provided to NMG Ohio	64,598	1,120,015
Foreign exchange	-	4,671
Transferred to NMG OH 1 and reclassified to respective net assets acquired	(955,877)	233,088

Loan receivable from NMG Ohio	$-	$891,279

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

9. Investment in and advances to GLDH– Continued

3.

a lease assignment (the “Lease Assignment Agreement”) on the San Diego operation between the Company’s 60%-owned subsidiary, NMG SD, Green Road, LLC, Show Grow San Diego, LLC (“SGSD”), and SJJR LLC. The Lease Assignment Agreement was executed under the following terms:

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

9. Investment in and advances to GLDH– Continued

The Company’s total investment in GLDH was as follows:

Note receivable	$5,200,000
Share issuances	4,092,175
Share payment reduction	(793,416)
Interest income accrued on the Note	1,821,476
Advances for working capital	2,813,515
Lease Assignment Agreement payment	1,533,765
Amount transferred to Property and Equipment	(1,431,585)
Amount transferred to Brand and Licenses	(3,585,483)
Expensed during the year	(690,741)
Foreign exchange	(46,973)

Balance – 31 July 2020	8,912,733

Impairment loss	(534,165)
Acquisition of ShowGrow Long Beach dispensary (Note 11) – 28 August 2020	$(8,378,568)

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

10. Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Total
Cost:
Balance, 31 July 2021	$401,571	$466,110	$570,702	$51,108	$38,717	$10,335	$5,055,799	$6,594,342
Additions	57,951	-	-	11,994	-	-	1,437,163	1,507,108
Balance, 30 April 2022	459,522	466,110	570,702	63,102	38,717	10,335	6,492,962	8,101,450

Accumulated Depreciation:
Balance, 31 July 2021	49,765	250,544	210,166	21,722	24,328	1,790	1,142,237	1,700,552
Depreciation	45,687	51,094	58,827	6,101	4,137	1,104	542,291	709,241
Balance, 30 April 2022	95,452	301,638	268,993	27,823	28,465	2,894	1,684,528	2,409,793

Net Book Value:
At 31 July 2021	351,806	215,566	360,536	29,386	14,389	8,545	3,913,562	4,893,790
At 30 April 2022	$364,070	$164,472	$301,709	$35,279	$10,252	$7,441	$4,808,434	$5,691,657

For the nine months ended 30 April 2022, a total depreciation of $152,317 (2021 - $56,934) was included in General and Administrative Expenses and a total depreciation of $556,924 (2021 - $322,109) was included in Cost of Sales.

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

Purchase consideration (Note 8)	$3,814,788

Assets acquired:
Cash	257,462
Amounts receivable	510,367
Prepaid expenses	4,965
Inventory	178,898
Property and equipment	763,951
Licenses and customer relationships	2,710,000

Liabilities assumed:
Trade payable and accrued liabilities	443,589)

Net assets acquired	3,982,054
Bargain purchase	(167,266)
TOTAL	$3,814,788

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

11. Business Acquisitions – Continued

ShowGrow Long Beach dispensary

On 28 August 2020, NMG LB received all approvals and final license transfer for the ShowGrow Long Beach dispensary (as further discussed in Note 9). The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The acquisition of ShowGrow Long Beach dispensary allows the Company to enter the California market. The following table summarizes the fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of NMG LB made by the Company:

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

Canopy Monterey Bay, LLC

On November 30, 2021, the Company entered into two definitive agreements with Canopy Monterey Bay, LLC (“Canopy”) and the membership interest owners (the “Sellers”) of Canopy to acquire an aggregate of 100% of Canopy, which owns a retail dispensary in the limited license jurisdiction of Seaside, California, to expand retail operation.

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

11. Business Acquisitions – Continued

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

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. For accounting purposes, the acquisition date is the date that the Company obtained full control over the operations, although not all conditions for closing the acquisition had occurred as of 1 December 2021. The purchase accounting process has not been completed primarily because the valuation of acquired assets has not been finalized. We expect to complete the purchase accounting as soon as practicable but no later than one year from the acquisition date.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

11. Business Acquisitions – Continued

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of Canopy made by the Company:

Purchase consideration
Cash	$2,500,000
Promissory note	2,300,000
Shares of common stock (Note 16)	939,544
Total consideration–preliminary	5,739,544

Assets acquired:
Cash –preliminary	378,503
Inventory –preliminary	630,039

Liabilities assumed:
Trade payable and accrued liabilities –preliminary	(317,594)

Net assets acquired –preliminary	690,948
Brand and licenses –preliminary	4,270,000
Goodwill – preliminary	778,596
TOTAL	$5,739,544

Pro Forma

The following table summarizes the results of operations of The Clubhouse Dispensary and NMG LB since the acquisition dates included in the Company’s consolidated results of operations for the nine months ended 30 April 2022:

	The Clubhouse Dispensary	NMG LB
Revenue	$6,103,097	$4,213,881
Net income	1,378,818	57,837

The following table summarizes our consolidated results of operations for the nine months ended 30 April 2021 as though the acquisitions of The Clubhouse Dispensary and NMG LB had occurred on 1 August 2020:

	Nine months ended 30 April 2021
	As Reported	Pro Forma (unaudited)
Revenue	$18,765,785	$19,843,563
Net income (loss)	(2,177,189)	259,929

Pro forma financial information related to Canopy was deemed impractical to disclose as the final consideration and the allocation of intangible assets is still preliminary.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

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

12. Intangible Assets, Net

			As of 30 April 2022
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$517,000	-	$-	$517,000
Licenses	24,718,508	10.0	(2,231,921)	22,486,587
Customer relationships	90,000	5.0	(29,721)	60,279

Total intangible assets	$25,325,508		$(2,261,642)	$23,063,866

			As of 31 July 2021
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$247,000	-	$-	$247,000
Licenses	20,718,508	10.0	(1,184,175)	19,534,333
Customer relationships	90,000	5.0	(16,265)	73,735

Total intangible assets	$21,055,508		$(1,200,440)	$19,855,068

Amortization expense for intangible assets was $389,879 and $292,398 for the three months ended 30 April 2022 and 2021, respectively and $1,061,201 and $775,692 for the nine months ended 30 April 2022 and 2021, respectively. Included in the licenses is $7,925,000 of indefinite lived assets.

The expected amortization of the intangible assets, as of 30 April 2022, for each of the next five years and thereafter is as follows:

2022 (remaining)	$403,021
2023	1,598,943
2024	1,603,324
2025	1,598,943
2026	1,582,678
Thereafter	7,834,958
$14,621,867

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

13. Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the three and nine months ended 30 April 2022 and 2021 are as follows:

	For the three months ended 30 April 2022	For the three months ended 30 April 2021	For the nine months ended 30 April 2022	For the nine months ended 30 April 2021
A company controlled by the President, Chief Executive Officer and a director Management fees	$55,429	$40,020	$228,425	$114,985
A company controlled by the Chief Financial Officer and a director Management fees	23,895	25,512	102,473	71,514
A company controlled by a former director and former President of NMG Management fees	-	10,000	-	65,000
A company controlled by the Corporate Secretary Management fees	18,754	19,144	56,217	53,933
	$98,078	$84,676	$387,115	$305,432

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

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

Amounts owing to related parties at 30 April 2022 and 31 July 2021 are as follows:

a)	As of 30 April 2022, the Company owed $5,246 (31 July 2021 - $26,841) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 30 April 2022, the Company owed $10,744 (31 July 2021 - $18,914) to the Chief Financial Officer of the Company and a company controlled by him.

c)	As of 30 April 2022, the Company owed $6,299 (31 July 2021 - $6,319) to the Corporate Secretary of the Company and a company controlled by him.

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

Subsequent to 30 April 2022, the Company amended the Loan Agreement (Note 21).

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

14. Loans Payable– Continued

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

During the nine months ended 30 April 2022, the Company recorded $356,732 related to the amortization of debt discount and $657,222 related to the interest expense. As of 30 April 2022, the remaining debt discount was $1,511,063.

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

15. Operating Leases

a)

On 10 November 2017, NMG entered into a revised five-year lease agreement for the property located at 3375 Pepper Lane, Las Vegas, NV, containing approximately 18,000 square feet. The Company has four options to extend the lease and each option is for five years. The monthly rent was $12,500 plus common area expenses, which now increased to $13,663 plus common area expenses. The guaranteed minimum monthly rent is subject to a 2% increase on each anniversary date of the lease. In April 2022, the Company signed a five-year lease extension up to November 2032. The lease payments are subject to a 3% increase annually from November 2027.

b)

On 9 April 2019, NMG entered into a three-year lease agreement for the property located at 6420 Sunset Corporate Drive, Las Vegas, NV, containing approximately 7,700 square feet. The Company has one option to extend the lease for an additional three-year term and an option to purchase the property at any point during the initial term. At 30 April 2022, it is expected that the extension option will be exercised by the Company. The monthly rent now increased to $6,478.

c)

On 24 April 2020, the Company assumed a five-year lease dated 1 December 2018, as amended on 13 June 2019, for the property located at 7625 Carroll Road, San Diego, CA. The Company has three options to extend the lease and each option is for five years. At 30 April 2022, it is expected that the first option to extend will be exercised by the Company. The monthly rent is $15,450 per month increasing by 3% every year until 1 December 2022. The rent is now $16,883. The lease contains a sale bonus provision of $1,000,000 or 10% of the purchase price of the entire business, whichever is greater, in the event of sale or assignment of the lease.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

15. Lease Liabilities–Continued

d)

On August 2, 2018, NMG Ohio, LLC entered into a three-year lease agreement for the property located at 709 Sugar Lane, Elyria, Ohio 44035, containing approximately 4,100 square feet. The Company has three options to extend the lease and each option is for three years. At 30 April 2022, it is expected that the Company will exercise the first and second options to extend. The rent is $4,200 per month increasing by 5% starting on 1 July 2021 and 1 July 2024.

e)

On 28 August 2020, the Company assumed a five-year lease dated 10 January 2017, as amended on 7 September 2018, for the property located at 3411 E. Anaheim St., Long Beach, California. The Company has one option to extend the lease for five years. The rent is $7,682 per month increasing by 3% every year until 10 January 2022. In March 2022, the Company entered into an amendment to the lease whereby the Company was granted two five-year extension options up to January 2037 subject to 5% increase in monthly rent each year. At 30 April 2022, it is expected that the Company will exercise the first option to extend. As part of the amendment, the Company signed an adjacent unit for $1,632 per month increasing by 3% every year until 10 January 2027. The adjacent unit can also be extended for two five-year options up to January 2037, subject to 3% annual increase in rent.

f)

On 14 September 2021, the Company assumed a three-year lease dated 1 October 2019 for the property located at 719 Sugar Lane, Elyria, Ohio (Note 8). The Company has three options to extend the lease and each option is for three years. At 30 April 2022, it is expected that the Company will exercise the first and second options to extend. The rent is $4,000 per month.

g)

On 23 April 2021, the Company’s subsidiary NMG MI 1 entered into a five-year lease for the property located at 885 E. Apple Ave., Muskegon, Michigan. The Company has three options to extend the lease and each option is for five years. At 30 April 2022, it is expected that the Company will exercise the first option to extend. The rent is $5,000 per month increasing by 2% every year. The lease is contingent upon NMG MI 1 receiving one or more commercial marihuana municipal licenses from the City of Muskegon. The license(s) would allow NMG MI 1 to operate a dispensary for the distribution of adult-use and/or medical marihuana and all activities permissible under the Michigan and Muskegon Marihuana Laws. The Company took possession of the property effective 1 October 2021.

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

15. Operating Leases – Continued

During the nine months ended 30 April 2022, the Company accrued $150,000 for milestones above and were included in the related operating lease liability. On 21 September 2021, the Company issued the necessary common shares to settle $75,000 of this liability (Note 16). The remaining $75,000 remains outstanding at 30 April 2022.

On 3 March 2022, the Company’s subsidiary, NMG MI 1, Inc. entered into an Amendment No. 1 to Lease Agreement with Kendal Properties, LLC with respect to the premises located at 885 E. Apple Ave., Muskegon, Michigan, whereby the parties amended the original Lease Agreement to provide that two of the milestone payments that were to be made in the form of the Company’s shares are to now be made in the form of cash

h)

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

At 31 July 2021, the Company accrued $200,000 for milestone (i) above. On 21 September 2021, the Company issued the necessary common shares to settle this $200,000 liability (Note 16). During the nine months ended 30 April 2022, the Company accrued an additional $200,000 and were included in the related operating lease liability for milestone (ii) above. Milestones (iii) and (iv) have not yet been achieved at of 30 April 2022.

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

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

15. Operating Leases–Continued

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

At 31 July 2021, the Company accrued $200,000 for milestone (i) above. On 21 September 2021, the Company issued the necessary common shares to settle this $200,000 liability (Note 16). During the nine months ended 30 April 2022, the Company accrued an additional $200,000 and were included in the related operating lease liability for milestone (ii) above, which has not yet been achieved as of 30 April 2022.

During the nine months ended 30 April 2022, a total deposit $470,546 for prior year shares were reclassified and incorporated into the right-of-use asset and lease liabilities related to the Company’s leases for the River Street.

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

j)

On 1 January 2020, the Company’s subsidiary Canopy entered into a three-and-a-half-year lease agreement for the property located in Seaside, California. The rent is now $9,000 per month until June 2023.

During the nine months ended 30 April 2022, the Company recorded a total lease expense of $709,561 related to the accretion of lease liabilities and the amortization of right-of-use assets of which $600,178 was included in General and Administrative Expenses and $109,383 was included in Cost of Sales for the nine months ended 30 April 2022.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$583,427
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,896,652

Weighted-average remaining lease term – operating leases	7.88 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

15. Operating Leases–Continued

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2022 (remaining)	$275,399
2023	1,542,189
2024	1,101,214
2025	1,157,278
2026 and thereafter	5,162,344
Total lease payments	$9,241,424
Less imputed interest	(3,270,643)
Total	$5,970,781
Less current portion	(886,202)
Long term portion	$5,084,579

The Company has entered into two lease agreements for operations with terms similar to current lease agreements that are not yet effective, as certain conditions required have not yet occurred.  The Company paid a deposit of $107,290 during the period ended 30 April 2022 recorded in Deposits on the balance sheet.

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

Pursuant to the PA #2 for the acquisition of Canopy’s membership interest, the Company issued 2,728,156 common shares on 3 December 2021 in escrow (Notes 11 and 18).

Stock options

The Company previously approved an incentive stock option plan, pursuant to which the Company may grant stock options up to an aggregate of 10% of the issued and outstanding common shares in the capital of the Company from time to time. Under this plan, the Company may issue up to 11,334,946 stock options. At 30 April 2022, the Company had 9,253,000 stock options issued and outstanding.

The Company recorded total stock-based compensation expense of $91,383 (2021 - $244,276) and $386,327 (2021 - $733,098) for the three and nine months ended 30 April 2022 and 2021, respectively, in connection with the issuance of options to purchase common stock. Stock-based compensation expense is included in general and administrative expenses on the accompanying statements of operations.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

16. Capital Stock – Continued

	Number of options	Weighted average exercise price	Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2021	9,855,000	CAD$0.70	2.30	CAD$ -
Granted	648,000	CAD$0.44	3.97	CAD$ -
Cancelled	(1,250,000)	CAD$0.70	0.92	CAD$ -
Outstanding at 30 April 2022	9,253,000	CAD$0.69	2.30	CAD$ -
Vested and fully exercisable at 30 April 2022	8,180,000	CAD$0.70	2.05	CAD$ -

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

Share Purchase Warrants

As of 30 April 2022 and 31 July 2021, the following warrants are outstanding:

Number of warrants outstanding and exercisable		Exercise price	Expiry dates
11,780,134		CAD$1.50	17 May 2023
635,150		CAD$1.25	16 May 2023
4,800,000		USD$0.40	19 July 2025
17,215,284	(1)

______________---

(1)

This figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by 1 June 2022 (extended, see Note 21), or cancelled if we do not draw on the Delayed Draw Term Loan. Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until July 19, 2025

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

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

Segment revenue and net loss were as follows during the nine months ended 30 April 2022:

30 April 2022
Revenue
Wholesale	$4,303,780
Retail	19,190,236
Total	$23,494,016

Net income (loss) before income taxes
Wholesale	$208,574
Retail	1,932,547
All others	(5,063,888)
Total	$(2,922,766)

During the nine months ended 30 April 2022, the Company had no major customer over 10% of its revenues.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

18. Supplemental Disclosures with Respect to Cash Flows

	Nine Months Ended 30 April
	2022	2021
Cash paid during the period for interest	$657,222	$-
Cash paid during the period for income taxes	$1,075	$49,146

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

On the assumption of an additional leases in Ohio and Michigan and lease amendments in Nevada and Long Beach (Note 15), the Company recognized right-of-use assets, and a corresponding increase in lease liabilities, in the amount of $3,896,652 which represented the present value of future lease payments using a discount rate of 12% per annum.

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

During the nine months ended 30 April 2022, pursuant to the ShowGrow Long Beach Purchase Agreement (Note 9), the Company issued 2,681,006 common shares in escrow. The share consideration remains subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which is expected to occur in the near future. Any final settlement that is different than liabilities’ balances currently recorded will be allocated to other income or expense.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Months Ended 30 April 2022 (U.S. Dollars)

19. Commitments – Continued

During the nine months ended 30 April 2022, the Company signed a consulting agreement with Skanderbeg Capital Advisors Inc. to provide capital market advisory services, including introductions to prospective investors and merger and acquisition transactions and advising on capital structuring and other financial aspects of financings or strategic transactions. Skanderbeg Capital Advisors is a boutique merchant bank and capital advisor firm, which is focused on identifying companies with highly prospective business opportunities in the natural resource, technology, biotech and special situations sectors. The Company will pay a monthly fee of CAD$7,500 and a one-time payment of 200,000 options priced at CAD$0.44 (Note 16).

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

21. Subsequent Events

The Company signed a lease agreement, effective 1 June 2022, for an office space located in Henderson, Nevada. The lease is for 3 years for $4,482 per month.

On 15 June 2022, the Company entered into a second amendment to the Loan Agreement (“Amendment No. 2 to Loan Agreement”) (Note 14) to extend the maturity date by one year to 19 July 2026. Additionally, Amendment No. 2 to Loan Agreement allows the outside date for the Company to draw on the delayed draw term loan of US$4.44 million to be extended from June 1, 2022 to March 31, 2023, whereby US$4 million in funds will be advanced to the Company. The ability of the Company to draw on the delayed draw term loan is subject to compliance with certain provisions in Loan Agreement including provision of a satisfactory budget approved at the sole discretion of the Lender. The Amendment No. 2 to Loan Agreement increases the interest rate on the advanced funds from 13% to 15% per annum, which additional 2% interest may be paid in kind, with the interest being payable on the first day of each month. Amendment No. 2 to Loan Agreement provides for an exit fee equal to 1.5% of the principal balance, which is due and payable upon any payment, in part or in full, of the initial term loan and the delayed draw term loan. As partial consideration for Amendment No. 2 to Loan Agreement, the Company has issued 1,000,000 common stock purchase warrants (each, a “Warrant”) to the Lender. Each Warrant entitles the holder to acquire one share of common stock (each, a “Warrant Share”) at an exercise price of US$0.16 per Warrant Share until June 14, 2027.

On 17 June 2022, the Company, through its wholly owned subsidiary, DEP Nevada, Inc., entered into the first amendment to PA #1 and PA #2 (the “First Amendment”) whereby the cash purchase price under PA #1 will be reduced from US$2.5 million to US$1.25 million and the Company will issue US$1.25 million shares of common stock of the Company to the Sellers based on the 10 day volume weighted average price (“VWAP”) for the ten (10) consecutive trading days prior to the effective date of the First Amendment (the “Effective Date”) and subject to compliance with the policies of the Canadian Securities Exchange (the “CSE”). The Company will also issue additional shares to Cary Stiebel equal to the difference between the amount of the shares of common stock of the Company that were issued by the Company to Mr. Stiebel on December 3, 2021 (the “PA #2 Shares”) and the amount of shares that Mr. Stiebel would have received had the VWAP for the PA #2 Shares been calculated as of the Effective Date (the “Additional PA #2 Shares”). Additionally, on the date that is eighteen (18) months (548 days) following the Effective Date of this First Amendment (the “Additional Share Issuance Date”) the Company will issue US$100,000 worth of shares to the Sellers based on the ten (10) day VWAP and subject to compliance with the policies of the CSE, calculated as of the Additional Share Issuance Date. Furthermore, DEP shall cause the Company to issue to Mr. Stiebel Three Hundred Thousand Dollars (US$300,000.00) worth of shares of common stock of the Company within three (3) days following the Effective Date of this First Amendment, which shall be priced at the ten (10) day VWAP calculated as of the Effective Date of this First Amendment, and subject to compliance with the policies of the CSE (the “Additional True-up Shares”). Prior to the conclusion of the calculation of the actual working capital in accordance with PA #1 and PA #2, Sellers shall complete, execute and deliver to DEP Schedule D to the First Amendment, which shall set forth the amount of Additional True-up Shares each Seller is entitled to (as applicable) and such Additional True-up Shares shall be retitled in accordance with Schedule D to the First Amendment. In the event Schedule D to the First Amendment is not completed, executed and delivered to DEP prior to the conclusion of the calculation of the actual working capital, DEP shall have no obligation to retitle the shares and all Sellers hereby waive any claims against DEP and the Company in connection with such issuance made in accordance with Section 2(b)(v) of the First Amendment. Upon conclusion of the calculation of the actual working capital in accordance with PA #1 and PA #2, the parties agree as follows:

(a)    If the actual working capital is less than the target working capital of $nil, the Purchase Price (as defined in PA #2) shall be reduced by an amount equal to the difference between the target working capital and the actual working capital and all of the Additional True-up Shares shall be forfeited and retuned to Company for cancellation;

(b)    If the actual working capital is greater than the target working capital of $nil and the Additional True-up Shares are sufficient to cover the difference between the actual working capital and the target working capital (the “DEP Deficit”), the parties agree that all or a portion of the Additional True-up Shares (valued at the ten (10) day VWAP calculated as of the Effective Date of the First Amendment and subject to compliance with the policies of the CSE) shall be issued to Sellers to satisfy the DEP Deficit owed by DEP to the Sellers in accordance with Section 2.02(b) of PA #2;

(c)    If the actual working capital is greater than the target working capital and the Additional True-up Shares are insufficient to cover the DEP Deficit, all of the Additional True-up Shares shall be issued to Sellers and the parties agree that any additional amounts owed to the Sellers shall be paid by DEP to the Sellers via additional shares of common stock of the Company.

In addition to the terms of the First Amendment, the parties have agreed that the release of any Additional True-up Shares hereunder shall be subject to the Sellers providing written direction to DEP for the release of the Additional True-up Shares payable under the First Amendment.

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

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2021, our most recently completed year end, to April 30, 2022, and our results of operations for the three and nine months ended April 30, 2022, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

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

Our head office located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest	Date of Acquisition or formation
DEP Nevada Inc.(1)	Nevada, USA	100%	August 10, 2017
Nevada Medical Group, LLC(2)	Nevada, USA	100%	November 14, 2017
NMG Long Beach, LLC(3)	California, USA	100%	December 18, 2018
NMG Cathedral City, LLC(4)	California, USA	100%	January 4, 2019
NMG San Diego, LLC(5)	California, USA	60%	January 30, 2019
NMG Ohio LLC(6)	Ohio, USA	100%	April 27, 2017
NMG OH 1, LLC(7)	Ohio, USA	100%	January 29, 2020
NMG OH P1, LLC(8)	Ohio, USA	100%	January 29, 2020
NMG MI 1, Inc.(9)	Michigan, USA	100%	June 24, 2021
NMG MI P1 Inc. (10)	Michigan, USA	100%	June 24, 2021
NMG MI C1 Inc. (11)	Michigan, USA	100%	June 24, 2021
Canopy Monterey Bay, LLC (12)	California, USA	80%	November 30, 2021

Notes:

(1)	DEP Nevada Inc. is a wholly-owned subsidiary of Body and Mind Inc.
(2)	Nevada Medical Group, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(3)	NMG Long Beach, LLC is a wholly-owned subsidiary ofDEP Nevada Inc..
(4)	NMG Cathedral City, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(5)	NMG San Diego, LLC is a 60% owned subsidiary of DEP Nevada Inc..
(6)	NMG Ohio LLC is a wholly-owned subsidiary of Nevada Medical Group LLC
(7)	NMG OH 1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(8)	NMG OH P1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.

(9)	NMG MI 1, Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(10)	NMG MI P1 Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(11)	NMG MI C1 Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
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

Pursuant to the Convertible Loan Agreement, DEP agreed to make loan advances to CCG from time to time in the aggregate principal amount of up to $1,250,000 and as of April 30, 2022, DEP has loaned $1,893,252 to CCG. The loan proceeds were used to fund the construction of the medical marijuana dispensary facility, and to provide working capital to cover initial operating expenses. The construction was completed and all permits and licenses were received for the dispensary in late April 2020, which opened for operations on April 27, 2020.

The interest on the outstanding principal amount is currently set at $6,000 per month, payable monthly in arrears on or before the first calendar day of each month. CCG is not obligated to repay any principal outstanding under the loan until March 30, 2021. Either CCG or DEP may unilaterally extend the maturity date by one year, and may thereafter continue to extend the maturity date on a yearly basis by increments of one year (each, an “Extension Option”) by providing written notice of the exercise of the Extension Option by the party seeking an extension to the other party; provided, however, that under no circumstances shall any extended maturity date extend beyond the expiration of the term of the Management Agreement entered into between NMG and CCG. The Company extended the loan maturity date by one year resulting in a new maturity date of March 30, 2023. The Management Agreement has an expiration of March 15, 2024 and can be mutually extendable.

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

The following table sets forth additional terms of the Loan Agreement and the other loan documents entered into on July 19, 2021, as amended on November 30, 2021 and further amended on June 14, 2022, to extend the delayed draw request period from December 1, 2021 to March 31, 2023:

Loan Term	Four years
Face Amount

US$11,111,111 (the “Face Amount”) funded in two (2) draws: (i) Initial Term Loan of US$6,666,667 issued on closing; and (ii) Delayed Draw Term Loan of US$4,444,444 issued upon 30 day request of the Company, which request must be made to the Agent by March 31, 2023 pursuant to the Amendment No. 2 to Loan Agreement.

Interest Rate	13% per annum. Amended to 15% per annum, which 2% interest may be paid in kind, with the interest being payable on the first of each month.
Default Interest Rate	20% per annum (inclusive of the 13% rate noted above)
Origination Discount	10% of the Face Amount treated as consideration for the use or forbearance of money
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

Voluntary Prepayment

The Borrower may not prepay within one year of the closing date (“No Call Period”). Provided that no event of default has occurred following the No Call Period, Borrower may prepay the principle balance, in a minimum amount of US$1,000,000, at the following rates: (1) Following the No Call Period through two-year anniversary of the Closing Date: 107%; (2) Following the two-year anniversary of the Closing Date through the three-year anniversary of the Closing Date: 107%; and (3) following the three year anniversary of the Closing Date and prior to the Maturity Date: 103%.

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

Financial Covenants

The Borrower and its subsidiaries taken as a whole are required to have at least $1,500,00 in liquidity at all times reported monthly. The Borrower and Guarantors on a consolidated basis must maintain a leverage ratio of at least 3:1 for acquisitions. Amendment No. 2 to Loan Agreement reduced the liquidity requirement to $1,000,000 for a period of six months from June 14, 2022.

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

Exit Fee

Amendment No. 2 to Loan Agreement (see below) provides for an exit fee equal to 1.5% of the principal balance, which is due and payable upon any payment, in part or in full, of the initial term loan and the delayed draw term loan.

Agent Fee	Amendment No. 2 to Loan Agreement provides that the Company shall pay the Agent a fee of $10,000 per month for six months from June 14, 2022.
Capital Expenditures

Amendment No. 2 to Loan Agreement provides that capital expenditures with respect to a certain project, purchase or acquisition cannot be more than $100,000 in aggregate unless consented to in writing by the Agent.

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

Amendment No. 2 to Loan Agreement

On June 14, 2022, we entered into Amendment No. 2 to Loan Agreement (“Amendment No. 2 to Loan Agreement”) to extend the maturity date by one year to July 19, 2026. Additionally, Amendment No. 2 to Loan Agreement allows the outside date for us to draw on the delayed draw term loan of US$4.44 million to be extended from June 1, 2022 to March 31, 2023, whereby US$4 million in funds will be advanced to us. Our ability to draw on the delayed draw term loan is subject to compliance with certain provisions in Loan Agreement including provision of a satisfactory budget approved at the sole discretion of the Lender. The Amendment No. 2 to Loan Agreement increases the interest rate on the advanced funds from 13% to 15% per annum, which additional 2% interest may be paid in kind, with the interest being payable on the first day of each month. Amendment No. 2 to Loan Agreement provides for an exit fee equal to 1.5% of the principal balance, which is due and payable upon any payment, in part or in full, of the initial term loan and the delayed draw term loan. As partial consideration for Amendment No. 2 to Loan Agreement, we have issued 1,000,000 common stock purchase warrants (each, a “Warrant”) to the Lender. Each Warrant entitles the holder to acquire one share of common stock (each, a “Warrant Share”) at an exercise price of US$0.16 per Warrant Share until June 14, 2027.

Results of Operations for the three month periods ended April 30, 2022 and 2021:

The following table sets forth our results of operations for the three month periods ended April 30, 2022 and 2021:

	April 30, 2022 $	April 30, 2021 $
Sales	7,876,674	7,156,016
Cost of Sales	(4,969,619)	(3,565,308)
Gross Margin	2,907,055	4,273,266
General and Administrative Expenses	(4,246,618)	(3,565,308)
Loss for the Period	(2,462,103)	(251,723)
Foreign Currency Translation Adjustment	(71,041)	(349,334)
Comprehensive Loss	(2,533,144)	(601,057)
Basic and Diluted Earnings (Loss) Per Share	(0.02)	(0.00)

Revenues

For the three month period ended April 30, 2022 we had total sales of $7,876,674 and cost of sales of $4,969,619 for a gross margin of $2,907,055 compared to total sales of $7,156,016 and cost of sales of $3,565,308 for a gross margin of $4,273,266 in the three month period ended April 30, 2021. The significant increase in net sales and cost of sales for the period ended April 30, 2022 is largely due to steady growth at all dispensaries and acquisitions. Gross margin decreased due to decreasing wholesale prices, increasing costs and higher inventory balance on hand at April 30, 2022.

During the three months ended April 30, 2022, the Company recorded product sales as follows:

Revenues – By Segment	Three months ended April 30, 2022 $	%

Wholesale	1,211,104	15%
Retail	6,665,570	85%
Total	7,876,674

Operating Expenses

For the three month period ended April 30, 2022, operating expenses totaled $4,246,618 compared with $3,565,308 for the three month period ended April 30, 2021. A significant reason for the increase in operating expenses between the periods related to an increase in salaries and wages from $837,565 to $1,326,073, as the Company continues to expand, and an increase in licenses, utilities and office administration from $645,894 to $1,048,447. The Company’s office administration and salaries and wages increased considerably as a result of various ongoing acquisitions and expansions and as a result of increased operations in Nevada as well as the total number of employees under payroll.

The Company also had an increase in depreciation and amortization expense of $445,656 compared to $289,920 due to a larger balance of property and equipment and intangible assets that need to be depreciated/amortized. A large portion of the depreciation and amortization expense are also included in Cost of Sales resulting in an increase in Cost of Sales for the current period.

Other Items

During the three month period ended April 30, 2022, our other items accounted for $301,223 of losses as compared to income of $16,777 for the three month period ended April 30, 2021. The significant components in other items primarily relates to the Company’s interest income on the secured convertible note and interest expense on the long-term loan payable.

Net Loss

Net loss for the quarter ended April 30, 2022 totaled $2,462,103 compared with a net loss of $251,723 for the quarter ended April 30, 2021. The increase in net loss is largely due to the increase in general and administrative expenses and interest expense. The Company also reported income tax expense of $821,317 (2021 - $976,458) for the quarter.

Other Comprehensive Income (Loss)

We recorded a foreign currency translation adjustment loss of $71,041 and $349,334 for the quarter ended April 30, 2022 and 2021, respectively. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Results of Operations for the nine month periods ended April 30, 2022 and 2021:

The following table sets forth our results of operations for the nine month periods ended April 30, 2022 and 2021:

	April 30, 2022 $	April 30, 2021 $
Sales	23,494,016	18,765,785
Cost of Sales	(14,072,787)	(9,944,479)
Gross Margin	9,421,229	8,821,306
General and Administrative Expenses	(11,416,256)	(8,616,102)
Loss for the Period	(5,861,905)	(2,177,189)
Foreign Currency Translation Adjustment	(69,920)	-
Comprehensive Loss	(5,931,825)	(2,177,189)
Basic and Diluted Earnings (Loss) Per Share	(0.05)	(0.02)

Revenues

For the nine month period ended April 30, 2022 we had total sales of $23,494,016 and cost of sales of $14,072,787 for a gross margin of $9,421,229 compared to total sales of $18,765,785 and cost of sales of $9,944,479 for a gross margin of $8,821,306 in the nine month period ended April 30, 2021. The significant increase in net sales and cost of sales for the period ended April 30, 2022 is largely due to steady growth at all dispensaries and acquisitions. Gross margin decreased due to decreasing wholesale prices, increasing costs and higher inventory balance on hand at April 30, 2022.

During the nine months ended April 30, 2022, the Company recorded product sales as follows:

Revenues – By Segment	Nine months ended April 30, 2022 $	%

Wholesale	4,303,780	18%
Retail	19,190,236	82%

Total	23,494,016

Operating Expenses

For the nine month period ended April 30, 2022, operating expenses totaled $11,416,256 compared with $8,616,102 for the nine month period ended April 30, 2021. A significant reason for the increase in operating expenses between the periods related to an increase in salaries and wages from $2,393,620 to $3,610,271, as the Company continues to expand, and an increase in licenses, utilities and office administration from $1,759,066 to $2,815,517. The Company’s office administration and salaries and wages increased considerably as a result of various ongoing acquisitions and expansions and as a result of increased operations in Nevada as well as the total number of employees under payroll.

The Company also had an increase in depreciation and amortization expense of $1,214,981 compared to $832,627 due to a larger balance of property and equipment and intangible assets that need to be depreciated/amortized. A large portion of the depreciation and amortization expense are also included in Cost of Sales resulting in an increase in Cost of Sales for the current period.

Other Items

During the nine month period ended April 30, 2022, our other items accounted for $927,739 of losses as compared to an income of $258,134 for the nine month period ended April 30, 2021. The significant components in other items primarily relates to the Company’s interest income on the secured convertible note and interest expense of $1,016,969 on the long-term loan payable. In 2020, other items also consisted of the Company’s proportion of income on equity investee in NMG Ohio LLC of $24,872 and the bargain purchase price of the Ohio dispensary acquisition of $208,176.

Net Loss

Net loss for the nine months ended April 30, 2022 totaled $5,861,905 compared with a net loss of $2,177,189 for the nine months ended April 30, 2021. The increase in net loss is largely due to the increase in general and administrative expenses, partially offset by an increase in gross profit. The Company also reported an income tax expense of $2,939,139 (2021 - $2,640,527) for the period.

Other Comprehensive Income (Loss)

We recorded foreign currency translation adjustments of $69,920 for the nine months ended April 30, 2022. The amounts are included in the statement of operations as other comprehensive gain for the respective periods.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of April 30, 2022:

As of April 30, 2022
(unaudited)
Cash reserves	$3,706,894
Working capital	$2,422,715

At April 30, 2022, we had cash of $3,706,894 as compared to cash of $7,374,194 at July 31, 2021. The Company has minimal committed capital expenditures.

Statement of Cash flows

During the nine month period ended April 30, 2022, our net cash decreased by $3,667,300 (2021 – $36,382), which included net cash used in operating activities of $557,507 (2021 – $21,129), net cash used in investing activities of $3,039,961 (2021 - $642,396), net cash provided by financing activities of $88 (2021 – $304,855) and effect of exchange rate changes on cash and cash equivalents of $69,920 (2021 - $322,288).

Cash Flow provided by Operating Activities

Cash flow used in operating activities totaled $557,507 and $21,129 during the nine months ended April 30, 2022 and 2021, respectively. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $5,861,905 during the nine months ended April 30, 2022 compared to $2,177,189 in 2021. The net loss in 2022 included, among other things, amortization of licenses of $1,061,202 (2021 - $775,692), non-cash operating lease costs of $719,096 (2021 - $292,660), amortization of debt discount of $356,732 (2021 - $Nil), accrued interest income of $54,000 (2021 - $54,000), and stock-based compensation of $386,327 (2021 - $733,098).

The following non-cash items further adjusted the loss for the nine months ended April 30, 2022 and 2021:

•

Decrease in amounts receivable and prepaid of $493,515 (2021 – increase of $253,482), increase in inventory of $731,072 (2021 – $1,391,032), increase in deposits of $113,828 (2021 - $Nil), increase in trade payables and accrued liabilities of $127,827 (2021 – decrease of $276,126), increase in income taxes payable and deferred taxes of $2,938,139 (2021 - $2,574,933), decrease in due to related parties of $5,354 (2021 - $15,228), and decrease of operating lease liabilities of $583,427 (2021 - $246,325).

Cash Flow used in Investing Activities

During the nine month period ended April 30, 2022, investing activities used cash of $3,039,961 compared to $642,396 during the nine month period ended April 30, 2021. The change in cash used in investing activities from the nine month period ended April 30, 2022 relates primarily to the acquisition of 80% membership interest in Canopy for $2,121,497, net of cash received. In addition, the Company purchased equipment of $619,613 (2021 - $275,433), a convertible loan of $244,436 (2021 - $164,947) provided to CCG in Arkansas, and cash provided to NMG Ohio, net of cash received on acquisition, was $54,415 (2021 –$136,326).

Cash Flow provided by Financing Activities

During the nine month period ended April 30, 2022, financing activities used cash of $88 compared to $304,855 during the nine month period ended April 30, 2021, all related to a repayment of loan.

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

Subsequent Events

The Company signed a lease agreement, effective 1 June 2022, for an office space located in Henderson, Nevada. The lease is for 3 years for $4,482 per month.

On 15 June 2022, the Company entered into a second amendment to the Loan Agreement (“Amendment No. 2 to Loan Agreement”) (Note 14) to extend the maturity date by one year to 19 July 2026. Additionally, Amendment No. 2 to Loan Agreement allows the outside date for the Company to draw on the delayed draw term loan of US$4.44 million to be extended from June 1, 2022 to March 31, 2023, whereby US$4 million in funds will be advanced to the Company. The ability of the Company to draw on the delayed draw term loan is subject to compliance with certain provisions in Loan Agreement including provision of a satisfactory budget approved at the sole discretion of the Lender. The Amendment No. 2 to Loan Agreement increases the interest rate on the advanced funds from 13% to 15% per annum, which additional 2% interest may be paid in kind, with the interest being payable on the first day of each month. Amendment No. 2 to Loan Agreement provides for an exit fee equal to 1.5% of the principal balance, which is due and payable upon any payment, in part or in full, of the initial term loan and the delayed draw term loan. As partial consideration for Amendment No. 2 to Loan Agreement, the Company has issued 1,000,000 common stock purchase warrants (each, a “Warrant”) to the Lender. Each Warrant entitles the holder to acquire one share of common stock (each, a “Warrant Share”) at an exercise price of US$0.16 per Warrant Share until June 14, 2027.

On 17 June 2022, the Company, through its wholly owned subsidiary, DEP Nevada, Inc., entered into the first amendment to PA #1 and PA #2 (the “First Amendment”) whereby the cash purchase price under PA #1 will be reduced from US$2.5 million to US$1.25 million and the Company will issue US$1.25 million shares of common stock of the Company to the Sellers based on the 10 day volume weighted average price (“VWAP”) for the ten (10) consecutive trading days prior to the effective date of the First Amendment (the “Effective Date”) and subject to compliance with the policies of the Canadian Securities Exchange (the “CSE”). The Company will also issue additional shares to Cary Stiebel equal to the difference between the amount of the shares of common stock of the Company that were issued by the Company to Mr. Stiebel on December 3, 2021 (the “PA #2 Shares”) and the amount of shares that Mr. Stiebel would have received had the VWAP for the PA #2 Shares been calculated as of the Effective Date (the “Additional PA #2 Shares”). Additionally, on the date that is eighteen (18) months (548 days) following the Effective Date of this First Amendment (the “Additional Share Issuance Date”) the Company will issue US$100,000 worth of shares to the Sellers based on the ten (10) day VWAP and subject to compliance with the policies of the CSE, calculated as of the Additional Share Issuance Date. Furthermore, DEP shall cause the Company to issue to Mr. Stiebel Three Hundred Thousand Dollars (US$300,000.00) worth of shares of common stock of the Company within three (3) days following the Effective Date of this First Amendment, which shall be priced at the ten (10) day VWAP calculated as of the Effective Date of this First Amendment, and subject to compliance with the policies of the CSE (the “Additional True-up Shares”). Prior to the conclusion of the calculation of the actual working capital in accordance with PA #1 and PA #2, Sellers shall complete, execute and deliver to DEP Schedule D to the First Amendment, which shall set forth the amount of Additional True-up Shares each Seller is entitled to (as applicable) and such Additional True-up Shares shall be retitled in accordance with Schedule D to the First Amendment. In the event Schedule D to the First Amendment is not completed, executed and delivered to DEP prior to the conclusion of the calculation of the actual working capital, DEP shall have no obligation to retitle the shares and all Sellers hereby waive any claims against DEP and the Company in connection with such issuance made in accordance with Section 2(b)(v) of the First Amendment. Upon conclusion of the calculation of the actual working capital in accordance with PA #1 and PA #2, the parties agree as follows:

(a)

If the actual working capital is less than the target working capital of $nil, the Purchase Price (as defined in PA #2) shall be reduced by an amount equal to the difference between the target working capital and the actual working capital and all of the Additional True-up Shares shall be forfeited and retuned to Company for cancellation;

(b)

If the actual working capital is greater than the target working capital of $nil and the Additional True-up Shares are sufficient to cover the difference between the actual working capital and the target working capital (the “DEP Deficit”), the parties agree that all or a portion of the Additional True-up Shares (valued at the ten (10) day VWAP calculated as of the Effective Date of the First Amendment and subject to compliance with the policies of the CSE) shall be issued to Sellers to satisfy the DEP Deficit owed by DEP to the Sellers in accordance with Section 2.02(b) of PA #2;

(c)

If the actual working capital is greater than the target working capital and the Additional True-up Shares are insufficient to cover the DEP Deficit, all of the Additional True-up Shares shall be issued to Sellers and the parties agree that any additional amounts owed to the Sellers shall be paid by DEP to the Sellers via additional shares of common stock of the Company.

In addition to the terms of the First Amendment, the parties have agreed that the release of any Additional True-up Shares hereunder shall be subject to the Sellers providing written direction to DEP for the release of the Additional True-up Shares payable under the First Amendment.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had working capital of $2,422,715 as at April 30, 2022. The Company outlined substantial doubt about its ability to continue as a going concern in prior periods which has been alleviated by securing long term debt, cash flow positive operations and increased sales. The Company anticipates that current cashflow positive operations, cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 15 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

Based on their evaluation as of April 30, 2022, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of April 30, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In our assessment of the effectiveness of our internal control over financial reporting as at April 30, 2022, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, material weaknesses were identified regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

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

Change in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 14, 2022, we issued 1,000,000 common stock purchase warrants (each, a “Warrant”) to Bomind Holdings LLC (the “Lender”) pursuant Amendment No. 2 to Loan Agreement. Each Warrant entitles the holder thereof to acquire one share of common stock (each, a “Warrant Share”) at a price of $0.16 per Warrant Share and having an expiry date of June 14, 2027. We relied upon the exemption from the registration requirements under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”) provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect to such issuance.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

On 17 June 2022, the Company, through its wholly owned subsidiary, DEP Nevada, Inc., entered into the first amendment to PA #1 and PA #2 (the “First Amendment”) whereby the cash purchase price under PA #1 will be reduced from US$2.5 million to US$1.25 million and the Company will issue US$1.25 million shares of common stock of the Company to the Sellers based on the 10 day volume weighted average price (“VWAP”) for the ten (10) consecutive trading days prior to the effective date of the First Amendment (the “Effective Date”) and subject to compliance with the policies of the Canadian Securities Exchange (the “CSE”). The Company will also issue additional shares to Cary Stiebel equal to the difference between the amount of the shares of common stock of the Company that were issued by the Company to Mr. Stiebel on December 3, 2021 (the “PA #2 Shares”) and the amount of shares that Mr. Stiebel would have received had the VWAP for the PA #2 Shares been calculated as of the Effective Date (the “Additional PA #2 Shares”). Additionally, on the date that is eighteen (18) months (548 days) following the Effective Date of this First Amendment (the “Additional Share Issuance Date”) the Company will issue US$100,000 worth of shares to the Sellers based on the ten (10) day VWAP and subject to compliance with the policies of the CSE, calculated as of the Additional Share Issuance Date. Furthermore, DEP shall cause the Company to issue to Mr. Stiebel Three Hundred Thousand Dollars (US$300,000.00) worth of shares of common stock of the Company within three (3) days following the Effective Date of this First Amendment, which shall be priced at the ten (10) day VWAP calculated as of the Effective Date of this First Amendment, and subject to compliance with the policies of the CSE (the “Additional True-up Shares”). Prior to the conclusion of the calculation of the actual working capital in accordance with PA #1 and PA #2, Sellers shall complete, execute and deliver to DEP Schedule D to the First Amendment, which shall set forth the amount of Additional True-up Shares each Seller is entitled to (as applicable) and such Additional True-up Shares shall be retitled in accordance with Schedule D to the First Amendment. In the event Schedule D to the First Amendment is not completed, executed and delivered to DEP prior to the conclusion of the calculation of the actual working capital, DEP shall have no obligation to retitle the shares and all Sellers hereby waive any claims against DEP and the Company in connection with such issuance made in accordance with Section 2(b)(v) of the First Amendment. Upon conclusion of the calculation of the actual working capital in accordance with PA #1 and PA #2, the parties agree as follows:

(a)

If the actual working capital is less than the target working capital of $nil, the Purchase Price (as defined in PA #2) shall be reduced by an amount equal to the difference between the target working capital and the actual working capital and all of the Additional True-up Shares shall be forfeited and retuned to Company for cancellation;

(b)

If the actual working capital is greater than the target working capital of $nil and the Additional True-up Shares are sufficient to cover the difference between the actual working capital and the target working capital (the “DEP Deficit”), the parties agree that all or a portion of the Additional True-up Shares (valued at the ten (10) day VWAP calculated as of the Effective Date of the First Amendment and subject to compliance with the policies of the CSE) shall be issued to Sellers to satisfy the DEP Deficit owed by DEP to the Sellers in accordance with Section 2.02(b) of PA #2;

(c)

If the actual working capital is greater than the target working capital and the Additional True-up Shares are insufficient to cover the DEP Deficit, all of the Additional True-up Shares shall be issued to Sellers and the parties agree that any additional amounts owed to the Sellers shall be paid by DEP to the Sellers via additional shares of common stock of the Company.

In addition to the terms of the First Amendment, the parties have agreed that the release of any Additional True-up Shares hereunder shall be subject to the Sellers providing written direction to DEP for the release of the Additional True-up Shares payable under the First Amendment.

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment, which is filed as Exhibit 10.1 hereto and is incorporated by reference herein.

ITEM 6 – EXHIBITS

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

10.1

First Amendment to Membership Interest Purchase Agreements between DEP Nevada, Inc., Canopy Monterey Bay, LLC, Cary Stiebel, Jana Stiebel, Jayme Rivard, Adrian Dermicek and Laurie Johnson, dated June 17, 2022.

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

BODY AND MIND INC.

Date: June 21, 2022	BY:	/s/ Michael Mills
Michael Mills, President and Chief Executive Officer (Principal Executive Officer)

Date: June 21, 2022	BY:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

