Form 10-K
period 2022-07-31
BODY & MIND INC.
filed 2023-01-17
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: July 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.24 on January 31, 2022) was approximately $27,117,361.

The registrant had 146,636,974 common shares outstanding as of January 13, 2023.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements appear in a number of places in this Annual Report and documents included herein and include statements regarding Body and Mind’s intent, belief or current expectation and that of Body and Mind’s officers and directors. These forward-looking statements involve known and unknown risks and uncertainties that may cause Body and Mind’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In certain cases, forward-looking statements can be identified by the use of words such as “believe”, “intend”, “may”, “will”, “should”, “plans”, “anticipates”, “believes”, “potential”, “intends”, “expects” and other similar expressions. These statements are based on Body and Mind’s current plans and are subject to risks and uncertainties, and as such Body and Mind’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. Any or all of the forward-looking statements in this Annual Report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. Body and Mind has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by assumptions that prove to be inaccurate, or by known or unknown risks and uncertainties due to a number of factors, including dependence on key personnel, competitive factors, the operation of Body and Mind’s intended business, and general economic conditions in the United States and Canada. These forward-looking statements speak only as of the date on which they are made. Body and Mind assumes no obligation to update or to publicly announce the results of any change to any of the forward-looking statements contained herein to reflect actual results, future events or developments, changes in assumptions or changes in other factors affecting the forward-looking statements, other than where a duty to update such information or provide further disclosure is imposed by applicable law, including applicable United States federal securities laws. In addition, Body and Mind cannot assess the impact of each factor on its intended business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, readers should not place undue reliance on forward-looking statements. All subsequent written and oral forward-looking statements attributable to Body and Mind or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Annual Report. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this Annual Report.

PART I

ITEM 1. BUSINESS

Company Overview

Body and Mind is a multi-state cannabis operator, which has retail, distribution, cultivation, and/or processing operations in Nevada, California, Arkansas, Michigan and Ohio.

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

We have a track record of producing award-winning cannabis products and we have success with winning licenses in new states and jurisdictions.

We are a Nevada corporation that, through our wholly-owned subsidiary, Nevada Medical Group, LLC (“NMG”), are engaged in the cultivation and production of medical and adult-use recreational marijuana products. NMG produces cannabis flower, oil extracts and edibles under license in the state of Nevada, which are available for sale under the brand name “Body and Mind” in dispensaries in Nevada.

In April 2020, we closed the San Diego ShowGrow dispensary transaction, which is owned 60% by our wholly-owned subsidiary NMG San Diego, LLC (“NMG SD”), and has received all licenses, permits and authorizations required to conduct medical and adult-use commercial cannabis retail operations. The San Diego ShowGrow dispensary opened in early July 2020.

We, through our wholly-owned subsidiary NMG Long Beach, LLC (“NMG LB”), have received all approvals for final transfer of the licenses required to operate the medical and adult-use cannabis retail dispensary in Long Beach which was acquired by NMG LB at the end of August 2020, and the acquisition of the dispensary is expected to close in the near future.  NMG LB has been managing the Long Beach dispensary operations under the ShowGrow banner since early August 2019.

On July 11, 2021, we announced receipt of local approval for a cannabis manufacturing facility in Cathedral City, California and execution of a lease for the facility. We have applications in process with the California Bureau of Cannabis Control (BCC) for a type “N” manufacturing license, and with the California Department of Public Health (CDPH) for a distribution license, which are anticipated to allow us to manufacture and distribute our BaM branded flower products, extracts, oils and edibles. The Company has received state and local approvals to advance the manufacturing facility and is evaluating the expansion opportunity.

On November 30, 2021, we, through our wholly owned subsidiary, DEP Nevada, Inc., a Nevada corporation (“DEP”) entered into two membership interest purchase agreements with Canopy Monterey Bay, LLC (“Canopy”) and the membership interest owners of Canopy to acquire an aggregate of 100% of Canopy, which owns a retail dispensary in the limited license jurisdiction of Seaside, California, called “The Reef.” The Company through DEP completed the acquisition of all of the membership interests of Canopy on December 7, 2022.

In Ohio, we, through NMG, were managing the fully operational The Clubhouse dispensary located in Elyria, Ohio, which was owned by NMG Ohio LLC, of which we owned 30% through our subsidiary NMG, and had an agreement to acquire the remaining 70% of NMG Ohio LLC. We received all approvals and final license and name transfer from the Ohio Department of Pharmacy in early September 2020 and transferred the dispensary license and all assets and liabilities associated with such dispensary from NMG Ohio LLC to a 100% owned subsidiary of Body and Mind; however, the transfer of the remaining 70% interest in NMG Ohio LLC to NMG did not occur until NMG Ohio LLC receives a production license. On September 17, 2021, the final award of the production license was transferred to our wholly owned subsidiary, NMG OH P1 LLC, and the transaction closed resulting in NMG now owning 100% of NMG Ohio.

In Arkansas, we, through NMG, manage the “Body and Mind” branded medical marijuana dispensary including cultivation in West Memphis, Arkansas. The dispensary opened on April 27, 2020 and the cultivation commenced operations on April 6, 2021 On October 28, 2020, the dispensary was awarded best dispensary in Arkansas by Ark420.com.

In Michigan we, through NMG MI 1, Inc. opened a retail location in Muskegon Michigan on February 2, 2022 and operate the dispensary as a Body and Mind branded dispensary. On September 21, 2021 we announced the Company has leased a commercial building in Manistee, MI with the intent of developing a cultivation facility with 50,000 square feet of canopy as well as a production facility. On April 7, 2022 the Company announced it would pause development of the cultivation and production developments. The Company continues to evaluate the projects.

On December 21, 2022, the Company, its wholly-owned subsidiary, DEP, BaM Body and Mind Dispensary NJ Inc., a New Jersey corporation and wholly-owned subsidiary of DEP (the “Merger Sub”), CraftedPlants NJ Corp., a New Jersey corporation ( “CraftedPlants”) and certain shareholders of the CraftedPlants entered into an Agreement and Plan of Merger whereby Merger Sub merged with and into CraftedPlants, and following the consummation of the merger, which occurred on December 21, 2022, CraftedPlants, as the surviving entity of the merger, became a wholly-owned subsidiary of DEP and changed its name to BaM Body and Mind Dispensary NJ, Inc. BaM Body and Mind Dispensary NJ, Inc. leases a New Jersey retail location with local cannabis-use approval, and is currently working on attaining final state licensure in New Jersey.

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

Our head office located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest	Date of Acquisition or formation
DEP Nevada Inc.(1)	Nevada, USA	100%	August 10, 2017
Nevada Medical Group, LLC(2)	Nevada, USA	100%	November 14, 2017
NMG Long Beach, LLC(3)	California, USA	100%	December 18, 2018
NMG Cathedral City, LLC(4)	California, USA	100%	January 4, 2019
NMG San Diego, LLC(5)	California, USA	60%	January 30, 2019
NMG Ohio LLC(6)	Ohio, USA	100%	April 27, 2017
NMG OH 1, LLC(7)	Ohio, USA	100%	January 30, 2020
NMG OH P1, LLC(8)	Ohio, USA	100%	January 30, 2020
NMG MI 1, Inc.(9)	Michigan, USA	100%	June 24, 2021
NMG MI P1 Inc.(10)	Michigan, USA	100%	June 24, 2021
NMG MI C1 Inc(11)	Michigan, USA	100%	June 24, 2021
Canopy Monterey Bay, LLC(10)	California, USA	100%	November 30, 2021
NMG CA P1, LLC(13)	California, USA	100%	January 7, 2020
NMG CA C1, LLC(14)	California, USA	100%	October 7, 2020
BaM Body and Mind Dispensary NJ, Inc.(15)	New Jersey, USA	100%	December 21, 2022

Notes:

(1)	DEP Nevada Inc. is a wholly-owned subsidiary of Body and Mind Inc.
(2)	Nevada Medical Group, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(3)	NMG Long Beach, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(4)	NMG Cathedral City, LLC was a wholly-owned subsidiary of DEP Nevada Inc. and was dissolved on March 8, 2022.
(5)	NMG San Diego, LLC is a 60% owned subsidiary of DEP Nevada Inc.
(6)	NMG Ohio LLC is a wholly-owned subsidiary of Nevada Medical Group LLC
(7)	NMG OH 1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(8)	NMG OH P1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(9)	NMG MI 1, Inc. is a wholly-owned subsidiary of DEP Nevada Inc.
(10)	NMG MI P1, Inc. is a wholly-owned subsidiary of DEP Nevada Inc.
(11)	NMG MI C1 Inc. is a wholly-owned subsidiary of DEP Nevada Inc.
(12)	Canopy Monterey Bay, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(13)	NMG CA P1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(14)	NMG CA C1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(15)	BaM Body and Mind Dispensary NJ, Inc. (formerly, CraftedPlants NJ Corp.) is a wholly-owned subsidiary of DEP Nevada, Inc.

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

Acquisition of NMG Ohio LLC

We, through NMG, currently own NMG Ohio, LLC (“NMG Ohio”), which had a cannabis dispensary carrying on business as “The Clubhouse” in Elyria, Loraine County, Ohio. On January 31, 2019, we, through NMG, entered into a definitive agreement to acquire the remaining 70% interest in NMG Ohio. The consideration for the remaining 70% interest in NMG Ohio consists of cash payments totaling $1,575,000 and 3,173,864 common shares of the Company. As at the date hereof, we have issued 3,173,864 common shares, with a fair value of $1,188,168, and paid $1,575,000. All share and cash payments for the transactions have been paid in full and closing of the acquisition was subject to receipt of regulatory approval, which all approvals and final license and name transfer approvals from the Ohio Department of Pharmacy were received in early September 2020 but the remaining 70% was not closed as of July 31, 2021. As such, the dispensary license for The Clubhouse dispensary, as well as the assets and liabilities associated with the dispensary, were transferred to the Company’s wholly-owned subsidiary, NMG OH 1 LLC. On September 17, 2021, the final award of the production license was transferred to our wholly owned subsidiary, NMG OH P1 LLC, and the transaction closed resulting in NMG now owning 100% of NMG Ohio.

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

Amended and Restated Convertible Note and General Security Agreement

As contemplated by the Original GLDH Settlement Agreement, we entered into a loan agreement with GLDH dated June 19, 2019 (the “2019 GLDH Loan Agreement”), pursuant to which the Prior GLDH Note has been superseded and replaced with an amended and restated senior secured convertible note payable to us by GLDH in the principal amount of $5,200,000 (the “Amended and Restated GLDH Note”). The Amended and Restated GLDH Note bears interest at the rate of 20% per annum, compounded annually, and was repayable on June 19, 2022 (see Asset Purchase Agreement below). GLDH’s obligations under 2019 GLDH Loan Agreement and the Amended and Restated GLDH Note have been guaranteed by Airport Collective, and are secured under a security agreement dated June 19, 2019 by all of GLDH’s and Airport Collective’s personal property, including but not limited to equipment, inventory, accounts receivable, cash or cash equivalents, and rights under contracts.

Asset Purchase Agreement

Pursuant to the Asset Purchase Agreement, NMG Long Beach has agreed to purchase all of GLDH’s and Airport Collective’s assets (the “Purchased Assets”) utilized in the retail cannabis business at the Long Beach Location for $6,700,000. Upon closing of the transaction, the outstanding principal amount under the Amended and Restated GLDH Note was applied to the purchase price, and Airport Collective will be released from its obligations as a guarantor of the GLDH’s obligations under the Amended and Restated GLDH Note.

We will pay the balance of the purchase price for the Purchased Assets by release from escrow of up to 2,681,006 Common shares at a deemed price of CAD$0.7439 per share (issued in escrow on August 12, 2019); the number of shares required to pay and satisfy the balance of the purchase price for the Purchased Assets in the amount of $1,500,000 was determined with reference to the Agreed Foreign Exchange Rate of CAD$1.3296:USD$1.00. NMG LB received all approvals and license transfers from local and state authorities to conduct medical and adult-use commercial cannabis retail operation at the Long Beach Location, which were transferred to NMG LB at the end of August 2020. The purchase price is fixed and the share consideration remains subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which is expected to occur in the near future. Any final settlement that is different than currently estimated will be allocated to other income or expense.

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

Acquisition of Canopy

Membership Interest Purchase Agreement #1

On November 30, 2021, DEP entered into a membership interest purchase agreement (the “MIPA #1”) to purchase eighty percent (80%) of the issued and outstanding membership interests (the “Purchased Interests”) of Canopy from Cary Stiebel (the “Continuing Owner”), Jana Stiebel, Jayme Rivard, Adrian Dermicek, and Laurie Johnson (collectively, the “Sellers”).

As consideration for DEP’s purchase of the Purchased Interests, DEP will pay to Sellers a total purchase price of $4,800,000.00 comprised of: (i) $2,500,000.00 to be paid in cash (the “Cash Purchase Price”); and (ii) $2,300,000.00 of debt to be evidenced by a secured promissory note (the “Promissory Note”).

Pursuant to MIPA #1, DEP is obligated to transfer the Cash Purchase Price in escrow to Secured Trust Escrow, Inc. (the “Escrow Agent”) and, following such transfer, the Sellers are to assign the Purchased Interests to DEP on either the first or the sixteenth day of the first calendar month following DEP’s transfer of the Cash Purchase Price to the Escrow Agent. As a closing condition, DEP is also required to deliver the Promissory Note to the Sellers. MIPA #1 specifically states that the Cash Purchase Price is not to be released from escrow by the Escrow Agent to the Sellers until receipt by DEP of approval of the transaction from the local and state regulators, and the completion of any required audited annual financial statements and unaudited interim financial statements of Canopy prepared in accordance with US GAAP.

As described below, contemporaneous with the execution of MIPA #1, DEP also entered into a second membership interest purchase agreement to purchase, subject to all approvals required by applicable laws and regulations, the remaining twenty percent (20%) of the issued and outstanding membership interests of Canopy from the Continuing Owner (“MIPA #2”). In MIPA #1, the parties have agreed that the target working capital for Canopy on the date that DEP is assigned the Purchased Interests shall be Zero Dollars ($0.00). The Sellers are obligated to deliver a statement of financial position for Canopy that provides, among other things, Canopy’s current working capital. DEP has up to one (1) year from the delivery of such statement to provide an adjusted statement based on DEP’s further financial due diligence. The Sellers will then have an opportunity to dispute and if no agreement is reached, a neutral third-party will determine the actual working capital of Canopy as of the date the Purchased Interests are assigned to DEP. The purchase price in MIPA #2 is subject to adjustments based on the actual working capital as determined by the calculations made pursuant to MIPA #1.

The foregoing description of MIPA #1 does not purport to be complete and is qualified in its entirety by the MIPA #1, which is filed as Exhibit 10.63 hereto and is incorporated by reference herein.

Secured Promissory Note

DEP issued the Promissory Note payable to the Sellers in the principal amount of $2,300,000.00 on November 30, 2021. The Promissory Note was delivered as partial consideration for DEP’s agreement to purchase the Purchased Interests (80% of the issued and outstanding membership interests of Canopy) from the Sellers.

The Promissory Note does not become effective by its terms unless and until the state regulators and local regulators approve DEP as the owner of the Purchased Interests (the date such approval is received being the “Effective Date”). In the event the MIPA #1 for DEP to purchase the Purchased Interests is terminated for any reason, the Promissory Note will terminate automatically.

Pursuant to the Promissory Note, interest will accrue on the principal amount from the Effective Date at the rate of ten percent (10%) compounded annually. DEP will be obligated to make monthly interest-only payments for the initial six (6) months following the Effective Date. Following the initial six (6) months, no payments shall be due until the maturity date, which is the date that is five (5) years following the Effective Date.

Following the transfer of the Purchased Interests to DEP, Canopy will sign a joinder to the Promissory Note and further enter into a security agreement granting a security interest to the Sellers in all of Canopy’s assets to secure DEP’s fulfillment of its obligations under the Promissory Note.

The foregoing description of the Secured Promissory Note does not purport to be complete and is qualified in its entirety by the Secured Promissory Note, which is filed as Exhibit 10.64 hereto and is incorporated by reference herein.

Security Agreement

On November 30, 2021, Canopy entered into a security agreement, as grantor (in such capacity, the “Grantor”), granting a security interest in all of Grantor’s personal property, general intangibles, accounts receivable, real property, insurance proceeds, deposits and documents, investment property, instruments and letter of credit rights, proceeds and products, permits, licenses and entitlements. The secured interest granted pursuant to the security agreement is for the purposes of securing the payment obligations of DEP under the Promissory Note.

The foregoing description of the Security Agreement does not purport to be complete and is qualified in its entirety by the Security Agreement, which is filed as Exhibit 10.65 hereto and is incorporated by reference herein.

Escrow Agreement

On November 30, 2021, DEP, Canopy, the Sellers and the Escrow Agent entered into the Holding Escrow Instructions (the “Escrow Agreement”) in order to facilitate the sale of the Purchased Interests in Canopy by the Sellers to DEP. Pursuant to the Escrow Agreement, the Cash Purchase Price in the amount of $2,490,000 is to be deposited by DEP with the Escrow Agent, in escrow. The Escrow Agent shall disburse the funds as directed by the parties pursuant to written instructions. Escrow Agent shall receive specific instructions as to the release of funds, including but not limited to the amount of the funds to be released and detailed recipient information. Upon receipt of such request to release funds, the Escrow Agent shall prepare an amendment and/or authorization to release funds to be signed by the parties. The Escrow Agent shall only release funds when such amendment and/or authorization to release funds is executed by the parties.

The Escrow Agent shall receive, as compensation for services a fee in the amount of $6,000. Escrow fees shall be deducted out of the initial deposit into escrow and pre-paid by DEP. At closing, the escrow fees shall be split equally between DEP and the Sellers. In the event of cancellation of the escrow, DEP shall pay a $3,000 escrow fee and all other escrow funds shall be distributed as instructed to the Escrow Agent and under the terms of the Escrow Agreement.

The foregoing description of the Escrow Agreement does not purport to be complete and is qualified in its entirety by the Escrow Agreement, which is filed as Exhibit 10.66 hereto and is incorporated by reference herein.

Membership Interest Purchase Agreement #2

On November 30, 2021, DEP entered into a membership interest purchase agreement (“MIPA #2”) to purchase the remaining 20% of the issued and outstanding membership interests (the “Remaining Purchased Interests”) of Canopy from the Continuing Owner.

As consideration for DEP’s purchase of the Remaining Purchased Interests, DEP will pay to the Continuing Owner a total purchase price of $1,000,000.00 (the “Purchase Price”) to be paid via either: (i) shares of the Company’s common stock (the “Consideration Shares”); or (ii) in cash at DEP’s sole option if such payment takes place within six months following the date of MIPA #1 pursuant to which DEP acquired 80% of the issued and outstanding membership interest of Canopy. In the event DEP elects or is required to pay the Purchase Price via Consideration Shares, the amount of Consideration Shares shall be determined based on the 10-day volume weighted average price (“VWAP”) on the Canadian Securities Exchange (the “CSE”) as of the date of execution of MIPA #1. In the event that, six months following the execution date of MIPA #1, the value of the Consideration Shares have decreased such that total value of the Consideration Shares is less than 90% of its value, DEP agrees to cause the Company to issue an additional $100,000.00 worth of shares of the Company’s common stock (the “Additional Shares”) to the Continuing Owner based on the VWAP calculated as of six (6) months following the closing of MIPA #1.

The Purchase Price is to be adjusted based on the actual working capital of Canopy as of the closing of MIPA #1.

Within seven business days from the date that DEP receives notification from the city and state regulators that it is approved as the sole owner of Canopy and all adjustment calculations for determining the working capital are completed, DEP shall be obligated to pay to Continuing Owner the Purchase Price subject to applicable adjustments.

The foregoing description of the MIPA #2 does not purport to be complete and is qualified in its entirety by the MIPA #2, which is filed as Exhibit 10.68 hereto and is incorporated by reference herein.

Amendment to MIPA #1 and MIPA #2

On June 17, 2022, the Company, through its wholly owned subsidiary, DEP, entered into the first amendment to MIPA #1 and MIPA #2 (the “First Amendment”) whereby the cash purchase price under MIPA #1 was reduced from 2,500,000 to $1,250,000 and the Company agreed to issue the following shares of common stock of the Company, subject to compliance with the policies of the CSE:

(a)	The Company agreed to issue to the Sellers shares with an aggregate value of $1,250,000 based on the VWAP for the 10 consecutive trading days prior to the effective date of the First Amendment being June 17, 2022 (the “Effective Date”) (9,328,358 shares);

(b)	The Company agreed to issue additional shares to the Continuing Owner equal to the difference between the amount of the shares of common stock of the Company that were issued by the Company to the Continuing Owner on December 3, 2021 (the “MIPA #2 Shares”) and the amount of shares that the Continuing Owner would have received had the VWAP for the MIPA #2 Shares been calculated as of the Effective Date (the “Additional PA #2 Shares”) (4,734,530 shares);

(c)	On the date that is 18 months (548 days) following the Effective Date of the First Amendment (the “Additional Share Issuance Date”) the Company will issue $100,000 worth of shares to the Sellers based on the 10-day VWAP calculated as of the Additional Share Issuance Date; and

(d)	The Company agreed to issue to the Continuing Owner $300,000.00 worth of shares (the “Additional True-up Shares”) within three days following the Effective Date of the First Amendment, which shall be priced at the 10-day VWAP calculated as of the Effective Date of the First Amendment (2,238,806 shares).

Prior to the conclusion of the calculation of the actual working capital in accordance with MIPA #1 and MIPA #2, the Sellers must complete, execute and deliver to DEP Schedule D to the First Amendment, which shall set forth the amount of Additional True-up Shares each Seller is entitled to (as applicable) and such Additional True-up Shares shall be retitled in accordance with Schedule D to the First Amendment. In the event Schedule D to the First Amendment is not completed, executed and delivered to DEP prior to the conclusion of the calculation of the actual working capital, DEP shall have no obligation to retitle the shares and all Sellers will waive any claims against DEP and the Company in connection with such issuance made in accordance with Section 2(b)(v) of the First Amendment.

Upon conclusion of the calculation of the actual working capital in accordance with MIPA #1 and MIPA #2, the parties have further agreed as follows:

(a)	If the actual working capital is less than the target working capital of $nil, the Purchase Price (as defined in PA #2) shall be reduced by an amount equal to the difference between the target working capital and the actual working capital and all of the Additional True-up Shares shall be forfeited and retuned to Company for cancellation;

(b)	If the actual working capital is greater than the target working capital of $nil and the Additional True-up Shares are sufficient to cover the difference between the actual working capital and the target working capital (the “DEP Deficit”), the parties agree that all or a portion of the Additional True-up Shares (valued at the 10-day VWAP calculated as of the Effective Date of the First Amendment and subject to compliance with the policies of the CSE) shall be issued to Sellers to satisfy the DEP Deficit owed by DEP to the Sellers in accordance with Section 2.02(b) of PA #2;

(c)	If the actual working capital is greater than the target working capital and the Additional True-up Shares are insufficient to cover the DEP Deficit, all of the Additional True-up Shares shall be issued to the Sellers and the parties agree that any additional amounts owed to the Sellers shall be paid by DEP to the Sellers via additional shares of common stock of the Company.

In addition to the terms of the First Amendment, the parties have agreed that the release of any Additional True-up Shares shall be subject to the Sellers providing written direction to DEP for the release of the Additional True-up Shares payable under the First Amendment.

Pursuant to the closing of MIPA #1, as amended, and MIPA #2, as amended, the Company issued an aggregate of 16,301,694 shares of common stock to the Sellers in accordance with their instructions at a deemed price of $0.134 per share.  2,238,806 of the 16,301,694 shares are being held in escrow pending the results of the working capital adjustment in accordance with MIPA #1 and MIPA #2.

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by the First Amendment, which is filed as Exhibit 10.72 hereto and is incorporated by reference herein.

Landlord Consent to Change of Control of Tenant

Canopy’s retail dispensary in Seaside, California, is located in leased premises which is subject to a lease agreement dated July 1, 2028, as amended on July 19, 2021 (the “Lease”), between Ann Marie Bevins and Carol Gay Lavin, the Successor Co-Trustees of the Peter Ralph Lavin Trust U/A DTD August 7, 2006, as amended (the “Landlord”), and Canopy, as tenant (in such capacity, the “Tenant”).  Under the Lease, the Tenant is required to obtain the Landlord’s consent for a change of control transaction. DEP’s purchase of the Purchased Interests qualifies as a change of control transaction for such purposes.

On November 30, 2021, the Landlord, the Tenant and the Company entered into a Landlord Consent to Change of Control of Tenant (the “Landlord Consent”), whereby the Landlord has consented to the purchase by DEP of the Purchased Interests in two transactions contemplated by MIPA #1 and MIPA #2, subject to certain conditions as outlined below.

The Landlord Consent is subject to the following conditions: (1) Tenant must pay the Landlord a transfer fee equal to $290,000.00; (2) Tenant must pay the Landlord $229.60 in liquidated damages; (3) Tenant must reimburse Landlord for legal fees associated with the change of control transaction, subject to a cap of $6,500.00; and (4) a renewal of the current guaranty of the lease is delivered to the Landlord. The Consent became effective following the assignment of the Purchased Interests to DEP.

The foregoing description of the Landlord Consent does not purport to be complete and is qualified in its entirety by the Landlord Consent, which is filed as Exhibit 10.67 hereto and is incorporated by reference herein.

The Lease

The Lease provides for a five-year term that includes three five-year extension periods (each, an “Option Term”) (collectively, the “Lease Term”). The monthly rent under the Lease for the first four months is $0.00 per month; for months five through 12, the monthly rent is $6,190.00 per month; and for months 13 through 24, the monthly rent is $7,200.00 per month.

The monthly rent is subject to an annual increase of three percent per year, but in no event less than the amount of the increase in the Consumer Price Index, as of the first day of July every year during the term of the lease (the “Adjustment Date”), in each fiscal year (July 1 through June 30) of the Lease Term, which Lease Term shall include the Option Term and any extensions of Lease that may hereinafter be granted, beginning in the year as follows: July 1, 2020 and on the first of July in each fiscal year (July 1 through June 30) of any extensions of Lease Term thereafter, the monthly rental shall be increased at least three percent, but in no case less than the amount calculated by multiplying the amount of the then monthly rental, and as thereafter adjusted from time to time in accordance with the provisions of Article 5.2 of the Lease, by a fraction of which the denominator is the cost of living for the calendar month February, 17 months previous to the Adjustment Date, as reflected in the Consumer Price Index, or, at Landlord’s option, the same Index for the United States as a whole (as determined by the United States Department of Labor, Bureau of Labor Statistics, or any successor Index), and the numerator is the cost of living as reflected in the same Index for the calendar month of February, five months previous to each such Adjustment Date. The annual rent in any fiscal year (July 1 through June 30) will not be less than 103% of the annual rent for the then immediately preceding fiscal year.

The monthly rent for the first year of each Option Term shall be the fair market value monthly rent for the premises as determined by the Landlord as of the effective date of the Tenant’s exercise of an Option Term. In the event there is a dispute between the Landlord and the Tenant regarding the monthly rent for the first year of an Option Term as of the date of Tenant’s exercise of an Option Term, and the Landlord and Tenant cannot mutually agree on a monthly rent for an Option Term 90 days before the expiration of the Lease, third-party appraisers will set the Option Term monthly rent.

In addition to monthly rent, the Tenant is required to pay certain maintenance fees based on Tenant’s gross sales for each year during the term of the Lease. These fees are modified and replaced in the Second Amendment.

The Second Amendment to Lease

On November 30, 2021, the Landlord and the Tenant entered into a Second Amendment to Lease Agreement (the “Second Amendment”).  The Second Amendment modifies the monthly rent fees payable under the Lease, such that the monthly rent fee for December 1, 2021 through June 30, 2022 will be $9,000.00 per month. On July 1, 2022, the monthly rent will be subject to the normal annual increases set forth in the Lease.

The maintenance fees in the Lease are superseded and replaced with the a new monthly maintenance fee equal to One and One Half Percent (1.5%) of the Tenant’s gross sales, which shall be computed each calendar month and, on or before the fifteenth (15th) day of the calendar month immediately following the close of such period, the Tenant shall pay to the Landlord the maintenance fee for the immediately preceding calendar month.

The Second Amendment includes a waiver and release of all claims against the Landlord up to and including the date of the Second Amendment.

Agreement and Plan of Merger

On December 21, 2022, the Company, its wholly owned subsidiary, DEP, BaM Body and Mind Dispensary NJ Inc., a New Jersey corporation and wholly-owned subsidiary of DEP (the “Merger Sub”), CraftedPlants NJ Corp., a New Jersey corporation ( “CraftedPlants”) and certain shareholders of the CraftedPlants (the “Sellers”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby Merger Sub merged with and into CraftedPlants as the surviving entity (in such capacity, the “Surviving Entity”), and following the consummation of the merger, which occurred on December 21, 2022, the Surviving Entity became a wholly-owned subsidiary of DEP and changed its name to BaM Body and Mind Dispensary NJ, Inc. The Surviving Entity leases a New Jersey retail location with local cannabis-use approval, and is currently working on attaining final state licensure in New Jersey.

Pursuant to the terms of the Merger Agreement, DEP delivered a cash payment of US$50,000 to the Sellers upon closing, and a delayed payment of US$120,000 is to be paid to the Sellers upon funding of the project buildout.

Further, pursuant to the terms of the Merger Agreement, on December 21, 2022, the Company issued to the Sellers an aggregate of 16,666,667 shares of its common stock (the “Merger Consideration Shares”) at a deemed price of CAD$0.08 per share.  The Merger Consideration Shares will be held in escrow and will not be released to the Sellers until the Surviving Entity achieves certain milestones, however, the Sellers will still maintain the voting and participation rights with respect to the Merger Consideration Shares while being held in escrow.  The post-closing milestones are as follows:

1.	If, within two years of the closing date, the Surviving Entity’s application is approved and is granted pending license approval from the New Jersey Cannabis Regulatory Commission (the “CRC”), 70% of the Merger Consideration Shares will be released from escrow.

2.	If, within three (3) years of the closing date, the Surviving Entity opens for business as a recreational cannabis dispensary, 30% of the Merger Consideration Shares will be released from escrow.

If either or both of the milestones are not achieved within the time periods after the closing date (the “Milestone Dates”), the Company shall have the option to cancel the Merger Consideration Shares attributable to the failed milestone by delivering written notice to Sellers and in the event of such cancellation, the portion of the Merger Consideration Shares attributable to the failed milestone shall be surrendered and cancelled without any further action required by the parties.  Notwithstanding the foregoing, if either or both of the milestones are not achieved (or if it becomes obvious that they will not be achieved) by their respective Milestone Dates because of delays that are not caused by the Sellers, the Sellers may, before the applicable Milestone Dates, provide notice to the Company, and the applicable Milestone Date will be extended to such date as is reasonably necessary for the milestone to be achieved.  The parties will work together in mutual good faith to determine the dates by when the milestones can be reasonably achieved.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the Merger Agreement, which is filed as Exhibit 2.3 hereto and is incorporated by reference herein.

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

Our Strategy

Body and Mind’s strategy is focused on a platform approach to expansion which focuses on limited license states and jurisdictions. We work to maximize shareholder value through:

1)	Production and distribution of Body and Mind branded products (production and/or cultivation);
2)	Use excess production capacity to produce and distribute synergistic third party brands;
3)	Own or operate strategic retail stores; and
4)	Enter new markets though lower cost applications and opportunistic / targeted acquisitions.

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

We have a long track record of producing award-winning cannabis products and we have success with licensing to manufacture for brands. We currently produce cannabis oil cartridges for Gpen, a well-known vaporizer manufacturer. We currently produce cannabis products for Her Highness, a female focused cannabis brand. We have constructed and are operating in a new larger production facility and are in discussions with several cannabis brands who may be interested in having Body and Mind produce their brand and products under license in Nevada.

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

Effect of Existing or Probable Governmental Regulations on the Business

The United States Food and Drug Administration (the “FDA”) regulates all food and food ingredients introduced into or offered for sale in interstate commerce (with the exception of meat, poultry, and certain processed egg products). At this time, our edible food products are not introduced into or offered for sale in interstate commerce, and FDA approval of our edible products is not required. However, we must, and do, comply with food labeling requirements set forth by the Southern Nevada Health District (the “SNHD”) and the Nevada Department of Taxation, which include: a statement of identity, net quantity of contents, ingredient statement, manufacturer information, nutritional labeling, “use-by” date, safe handling instructions, an allergen statement, “Keep out of reach of children” statement, “THIS IS A CANNABIS PRODUCT” statement, cannabinoid profile, terpenoid profile, total amount of THC, our production license number, production run number, date of production, date of final testing, date on which the product was packaged, etc.

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

In Ohio, we sell manufactured products directly to licensed Ohio dispensaries..

In Arkansas, we, through NMG, manage the “Body and Mind” branded medical marijuana dispensary in West Memphis, Arkansas, which opened on April 27, 2020. Medical marijuana dispensaries in Arkansas allow limited cultivation and Body and Mind commenced operation of the cultivation facility in April 2021. The cultivation provides the Body and Mind branded dispensary with cannabis and also sells wholesale cannabis to licensed Arkansas dispensaries.

Sources and availability of raw materials

Finished Flower – In Nevada and Arkansas, our clones are all produced in-house from older batches of plants. Other clone sources are readily available to purchase throughout Nevada. Our coco growing medium (soil like material) is the only component of raw materials that is produced outside of our control. Coco suppliers are readily available in the event of a loss of our supplier. We produce our nutrients in-house using basic nutrients readily available in the cultivation market. Our packaging is produced locally and overseas, and suppliers are readily available.

Pre-Rolled Joints – In Nevada, our flower buds produce the material for our pre-rolls. All of our pre-roll packaging is easily obtained. There are numerous suppliers of joint paper, joint vials, and other joint packaging materials. Our packaging is produced overseas, and suppliers are readily available.

Concentrates – our flower is used to produce our concentrates in Nevada. On Ohio we purchase trim and flower from licenses cultivators. All the chemicals, supplies, and equipment required to produce concentrates can be easily obtained.

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

In Ohio, patients must have a qualifying medical condition to be eligible for a medical-use card. Such qualifying medical conditions include: HIV/AIDS; Alzheimer’s disease; amyotrophic lateral sclerosis (ALS); cancer; chronic traumatic encephalopathy (CTE); Crohn’s disease; epilepsy or another seizure disorder; fibromyalgia; glaucoma; hepatitis C; inflammatory bowel disease; multiple sclerosis; pain that is chronic and severe, or intractable; Parkinson’s disease; post-traumatic stress disorder; sickle cell anemia; spinal cord disease or injury; Tourette’s syndrome; traumatic brain injury; and ulcerative colitis. Ohio prohibits smoking of medical-use cannabis, but permits oils, tinctures, plant material, edibles and patches. Ohio medical-use card holders may not possess more than a 90-day supply of medical marijuana, which is defined by form, as follows: plant material- no more than eight ounces of tier I medical marijuana, no more than five and three-tenths ounces of tier II medical marijuana; no more than twenty-six and fifty-five-hundredths grams of THC content in patches for transdermal administration or lotions, creams, or ointments for topical administration; no more than nine and nine-tenths grams of THC content in oil, tincture, capsule, or edible form for oral administration; no more than fifty-three and one-tenths grams of THC content in medical marijuana oil for vaporization. (THC, which is short for tetrahydrocannabinol, is the principal psychoactive cannabinoid in cannabis.)

In November 2016, California and Nevada voters both approved cannabis use for adults over the age of 21 without a physician’s prescription or recommendation, and permitted the cultivation and sale of marijuana, in each case subject to certain limitations:

•

In November 2016, California voters approved Proposition 64, which is also known as the Adult Use of Marijuana Act (the “AUMA”), in a ballot initiative. Among other things, the AUMA makes it legal for adults over the age of 21 to use marijuana and to possess up to 28.5 grams of marijuana flowers and 8 grams of marijuana concentrates. Individuals are also permitted to grow up to six marijuana plants for personal use. In addition, the AUMA establishes a licensing system for businesses to, among other things, cultivate, process and distribute marijuana products under certain conditions. On January 1, 2018, the California Bureau of Marijuana Control enacted regulations to implement the AUMA.

•

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

Arkansas voters approved medical use in 2017 and we have obtained the necessary approvals and licenses to carry out our management agreement with a licensee in the state of Arkansas.

In Michigan, the state has approved adult-use licenses and we operate an adult use retail center in Muskegon, MI.

In Illinois, we plan to develop and manage the two dispensary licenses that we have access to through construction financing agreements.

With the recent acquisition of a NJ company that holds the rights to a NJ dispensary, we plan to develop and operate a cannabis dispensary business in the forthcoming year.

Despite the changes in state laws, cannabis remains illegal under federal law. The U.S. Department of Justice (the “DOJ”) has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

We are monitoring the current federal administration’s, the DOJ’s and Congress’ positions on federal marijuana law and policy. Recently, there have been positive discussions about the Federal Government’s approach to cannabis, including the Medical Marijuana and Cannabidiol Research Expansion Law which enables research into marijuana-derived medications. The DOJ has not signaled any change in their enforcement efforts. Based on public statements and reports, we understand that certain aspects of those laws and policies are currently under review, but no official changes have been announced.

It is possible that certain changes to existing laws or policies could have a negative effect on our business and results of operations. Although the possession, cultivation and distribution of marijuana for medical and adult use is permitted in certain states, provided compliance with applicable state and local laws, rules, and regulations, marijuana is illegal under federal law. We believe we operate our business in compliance with applicable Nevada, California, Ohio, Michigan and Arkansas laws and regulations. However, any changes in federal, state or local law enforcement regarding marijuana may affect our ability to operate our business.

Further, strict enforcement of federal law regarding marijuana would likely result in the inability to proceed with our business plans, could expose us to potential criminal liability and could subject our properties to civil forfeiture. Any changes in banking, insurance or other business services may also affect our ability to operate our business.

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

See – Risk Factors – Risks related to the Business and Industry.

Intellectual Property

Patents and Trademarks

We currently have “BaM” trademarked in Colorado. The description of the Trademark is: Capital “B” lowercase “a” capital “M” which is an abbreviation for Body and Mind. We currently have “BaM Body and Mind” and our logo design trademarked with the United States Patent and Trademark Office (USPTO).

Nevada – NMG filed and registered the “BaM” trademark with the State of Nevada effective November 18, 2022.

Nevada – NMG filed and registered the “KC King Cannabis” trademark with the State of Nevada effective November 7, 2018. The trademark expires on November 7, 2023.

Ohio – Body and Mind, Inc. filed and registered the “BaM” trademark with the State of Ohio effective November 21, 2022.

Montana - NMG filed and registered the “BaM” trademark with the State of Montana effective July 20, 2017. The trademark expired on July 20, 2022.

Colorado - NMG filed and registered the “BaM” trademark with the State of Colorado effective August 16, 2017. The trademark expires on August 16, 2026.

United States – Body and Mind, Inc. filed and registered two “BaM Body and Mind” trademarks with the United States Patent and Trademark Office (USPTO) effective November 29, 2021, which includes our logo design. The trademark will remain live if Body and Mind, Inc. continues to file its declarations of use and renewals by the applicable deadlines.

Employees

Including all companies, we currently have 128 full and part-time employees across all of its locations.

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

On June 14, 2022, we, along with is subsidiaries, DEP Nevada Inc., Nevada Medical Group, LLC, NMG OH 1, LLC, NMG OH P1, LLC, NMG Long Beach, LLC, NMG Cathedral City, LLC, NGM CA 1, LLC, NMG CA C1, LLC, NMG MI 1, Inc., NMG MI P1, Inc., and NMG MI C1, Inc., as guarantors, entered into an amendment no. 2 to loan agreement (the “Amendment No. 2 to Loan Agreement”) with the Agent and the Lender, with respect to the Loan Agreement that was originally entered into by such parties on July 19, 2021, as amended on November 30, 2021.

Pursuant to the Amendment No. 2 to Loan Agreement, the maturity date was extended by one year from July 19, 2025 to July 19, 2026. Additionally, Amendment No. 2 to Loan Agreement allows the outside date for the Company to draw on the delayed draw term loan of US$4,444,444 (the “Delayed Draw Term Loan”) to be extended from June 1, 2022 to March 31, 2023, whereby US$4,000,000 will be advanced to the Company if it draws on such Delayed Draw Term Loan, which ability of the Company to draw on the Delayed Draw Term Loan is subject to compliance with certain provisions in the Loan Agreement including provision of a satisfactory budget approved at the sole discretion of the Lender. The Amendment No. 2 to Loan Agreement increases the interest rate on the advanced funds from 13% to 15% per annum, which additional 2% interest may be paid in kind, with the interest being payable on the first day of each month. Amendment No. 2 to Loan Agreement provides for an exit fee equal to 1.5% of the principal balance, which is due and payable upon any payment in part or in full, of the initial term loan and the Delayed Draw Term Loan. Furthermore, Amendment No. 2 to Loan Agreement provides that the Company shall pay the Agent a fee of US$10,000 per month for six months from June 14, 2022 and also provides that capital expenditures with respect to a certain project, purchase or acquisition shall not be more than $100,000 in the aggregate unless consented to in writing by the Agent.

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

Limited Waiver and Amendment to Loan Agreement

On December 12, 2022, the Company, the Guarantors (collectively, the “Loan Parties”), the Agent and the Lender entered into a Limited Waiver and Amendment to Loan Agreement (the “Limited Waiver and Amendment to Loan Agreement”) to deal with certain events of default that occurred under the Loan Agreement, as amended, with respect to (i) the Company’s failure to deliver to Agent the audited annual financial statements of the Company and its subsidiaries for the fiscal year ended July 31, 2022, on or before ninety (90) days after the end of such fiscal year in accordance with Section 7.2(c) of the Loan Agreement (the “First Specified Default”) and (ii) the Agent being informed that the Company anticipates that it will fail to deliver the quarterly financial statements of the Company and its subsidiaries for the fiscal quarter ending October 31, 2022, in form and substance acceptable to Agent, on or before forty-five (45) days after the end of such fiscal quarter, in accordance with Section 7.2(b) (the “Second Specified Default”, and together with the First Specified Default, the “Specified Defaults”).

Pursuant to the Limited Waiver and Amendment to Loan Agreement, the Agent and the Lender each waived the Specified Defaults on a limited one-time basis subject to the terms and conditions thereof until (i) with respect to the First Specified Default, 5:00 PM EST on December 30, 2022, and (ii) with respect to the Second Specified Default, 5:00 PM EST on January 13, 2023 (the “Waiver Period”); provided that if the Loan Parties fail to deliver each of the Amended Deliverables (as defined below) on or before expiration of their respective Waiver Period, the waiver would no longer be of any effect, and the Lender would be entitled to enforce all remedies set forth in the Loan Agreement as of the date each Specified Default first occurred.

Subsequent to entering into the Limited Waiver and Amendment to Loan Agreement, the parties verbally agreed and confirmed via email on December 20, 2022, that the Waiver Period for the First Specified Default shall be extended from December 30, 2022 to January 17, 2023, and the Waiver Period for the Second Specified Default shall be extended from January 13, 2023 to January 27, 2023; and that the corresponding amendments shall be made to sections 7.2(b) and 7.2(c) of the Loan Agreement as set forth above.

The foregoing description of the Limited Waiver and Amendment to Loan Agreement does not purport to be complete and is qualified in its entirety by the Limited Waiver and Amendment to Loan Agreement, which is filed as Exhibit 10.73 hereto and is incorporated by reference herein.

Convertible Debenture Financing

On December 19, 2022, the Company entered into Securities Purchase Agreements (“SPAs”) with each of BAM I, A Series of Bengal Catalyst Fund SPV, LP, a Delaware limited partnership, Mindset Value Fund LP, a Delaware limited partnership, and Mindset Value Wellness Fund LP, a Delaware limited partnership (collectively, the “Investors”) pursuant to which the Company issued to the Investors unsecured five-year convertible debentures in the aggregate principal amount of $3,000,000 (the “Debentures”) and common stock purchase warrants (the “Warrants”) to acquire 15,000,000 shares of common stock of the Company (each, a “Warrant Share”).  The proceeds from the sale of the Debentures and the Warrants will be used for business development purposes.

In addition, pursuant to the SPAs, following the closing and until the later of (a) the repayment or conversion of the Debentures, and (b) Bengal Impact Partners, LLC (“Bengal Capital”) (or any of its affiliates) ceasing to own at least 10% of the issued and outstanding shares of common stock on an as-converted basis in the aggregate, Bengal Capital shall be entitled to nominate one director to the Company’s Board and one Board observer, provided that the nominee director must meet the requirements of applicable corporate, securities and other applicable laws, and the policies of the Canadian Securities Exchange.

Bengal Catalyst Funds and CraftedPlants NJ Corp were both owned or managed by the principals of the Bengal Capital Group. As Joshua Rosen is a managing principal of the Bengal Capital Group, he was involved in both transactions of the convertible note investment and the merger acquisition of the NJ license.

Licenses

City of Las Vegas – Business License (Medical and Adult-Use Cultivation)

Nevada Medical Group, LLC was granted Business License #M66-00066 by the City of Las Vegas, Nevada on July 1, 2022 (“License M66-00066”). The business license expires on January 1, 2023.

City of Las Vegas –Business License (Medical and Adult-Use Production)

Nevada Medical Group, LLC was granted Business License #M68-00014 by the City of Las Vegas, Nevada on July 1, 2022 (“License M68-00014”). The business license expires on January 1, 2023.

City of Las Vegas –Business License (Adult-Use Distribution)

Nevada Medical Group, LLC was granted Business License #P70-00292 by the City of Las Vegas, Nevada on December 19, 2022 (“License P070-00292”). The business license expires on March 19, 2023.

City of North Las Vegas – Business License (Adult-Use Distribution)

Nevada Medical Group, LLC was granted Business License #MB-000821-2021 by the City of North Las Vegas, Nevada on August 31, 2022 (“License MB-000821-2021”). The business license expires on January 31, 2023.

City of Henderson – Business License (Adult-Use Distribution)

Nevada Medical Group, LLC was granted Business License #2021315923 by the City of Henderson, Nevada on October 1, 2022 (“License 2021315923”). The business license expires on March 31, 2023.

Clark County Limited Business License (Medical and Adult-Use Cultivation and Adult-Use Distribution)

Nevada Medical Group, LLC was granted Limited Business License #2000032.MMR-301 by Clark County, Nevada (“Clark County”) on February 24, 2022 (“License 2000032.MMR-301”). The limited business license expires on December 31, 2022.

Clark County Limited Business License (Medical and Adult-Use Production)

Nevada Medical Group, LLC was granted Limited Business License #2000219.MMR-301 by Clark County, Nevada (“Clark County”) on January 1, 2022 (“License 2000219.MMR-30”). The limited business license expires on December 31, 2022.

Nevada Secretary of State – Business License

Nevada Medical Group, LLC was granted a Nevada State Business License #NV20141151164 by the Nevada Secretary of State on March 16, 2022. The license expires on March 31, 2023.

Nevada Cannabis Compliance Board – State License (Medical Cultivation)

Nevada Medical Group, LLC was granted Medical Cultivation License number 30658964196185382559 by the State of Nevada Cannabis Compliance Board for C144 on June 13, 2022 (“License 30658964196185382559”). The license expires on June 30, 2023.

Nevada Cannabis Compliance Board – State License (Adult-Use Cultivation)

Nevada Medical Group, LLC was granted Adult-Use Cultivation License number 30658964196185382559 by the State of Nevada Cannabis Compliance Board for RC144 on June 19, 2022 (“License 79806207400948405980”). The license expires on June 30, 2023.

Nevada Cannabis Compliance Board – State License (Medical Production)

Nevada Medical Group, LLC was granted Medical Production License number 82120463387641172380 by the State of Nevada Cannabis Compliance Board for P044 on June 13, 2022 (“License 82120463387641172380”). The license expires on June 30, 2023.

Nevada Cannabis Compliance Board – State License (Adult-Use Production)

Nevada Medical Group, LLC was granted Adult-Use Production License number 20833618692863727137 by the State of Nevada Cannabis Compliance Board for RP144 on June 19, 2022 (“License 20833618692863727137”). The license expires on June 30, 2023.

Nevada Cannabis Compliance Board – State License (Adult-Use Distribution)

Nevada Medical Group, LLC was granted Adult-Use Distribution License number 99035327095322531359 by the State of Nevada Cannabis Compliance Board for T055 on December 14, 2021 (“License 99035327095322531359”). The license expires on January 31, 2023.

California Bureau of Cannabis Control – State License (Medical and Adult-Use Retailer)

NMG San Diego, LLC was granted Adult-Use and Medical Cannabis Retailer License number C10-0000653-LIC by the California Department of Cannabis Control on November 12, 2019 (“License number C10-0000653”). The license expires on November 11, 2023.

City of San Diego – Business Permit (Medical and Adult-Use Retailer)

NMG San Diego, LLC was granted a Cannabis Business Operational Permit by the City of San Diego, California Development Services on July 19, 2022. The operational permit expires on July 19, 2023.

California Bureau of Cannabis Control – State License (Medical and Adult-Use Retailer)

NMG Long Beach, LLC was granted Adult-Use and Medical Cannabis Retailer License number C10-0000732-LIC by the California Department of Cannabis Control on June 22, 2020 (“License C10-0000732”). The license expires on June 22, 2023.

City of Long Beach – Business License (Medical Dispensary)

NMG Long Beach, LLC was granted Medical Dispensary Business License number MJ21915361 by the City of Long Beach, California on October 19, 2021 (“License MJ21915361”). The business license expires on February 8, 2023.

City of Long Beach – Business License (Adult-Use Dispensary)

NMG Long Beach, LLC was granted Adult-Use Dispensary Business License number MJ21915360 by the City of Long Beach, California on October 19, 2021 (“License number MJ21915360”). The business license expires on January 17, 2024.

California Bureau of Cannabis Control – State License (Medical and Adult-Use Retailer)

Canopy Monterey Bay, LLC was granted Adult-Use and Medical Cannabis Retailer License number C10-0000253-LIC by the California Department of Cannabis Control on June 20, 2019 (“License C10-0000253”). The license expires on June 19, 2023.

City of Seaside – Business License (Medical and Adult-Use Dispensary)

Canopy Monterey Bay, LLC was granted Business License number CAN20104 by the City of Seaside, California on July 1, 2022 (“License CAN20104”). The business license expires on June 30, 2023.

California Bureau of Cannabis Control – State License (Medical and Adult-Use Manufacturer)

NMG CA P1, LLC was granted Adult-Use and Medical Cannabis Manufacturer License number CDPH-10004781 by the California Department of Cannabis Control on June 10, 2022 (“License CDPH-10004781”). The license expires on June 10, 2023.

California Bureau of Cannabis Control – State License (Medical and Adult-Use Distributor)

NMG CA P1, LLC was granted Adult-Use and Medical Cannabis Distributor License number C11-0001558-LIC by the California Department of Cannabis Control on May 18, 2022 (“License CDPH-10004781”). The license expires on May 18, 2023.

City of Cathedral City – Business License (Medical and Adult-Use Manufacturer and Distributor)

NMG CA P1, LLC was granted Medical and Adult-Use Manufacturer and Distribution Cannabis Business Local License MCL 20-005-MT-21 by the City of Cathedral City on October 21, 2022 (“License MCL 20-005-MT-21”). The license expires on October 21, 2023.

Michigan Marijuana Regulatory Agency – State License (Medical Retailer)

NMG MI 1, Inc. was granted Provisioning Center Facility License number PC-000756 by the Michigan Marijuana Regulatory Agency on January 18, 2022 (“License PC-000756”). The license expires on January 18, 2023.

Michigan Marijuana Regulatory Agency – State License (Adult-Use Retailer)

NMG MI 1, Inc. was granted Marihuana Retailer Establishment License number AU-R-000617 by the Michigan Marijuana Regulatory Agency on January 26, 2022 (“License number AU-R-000617”). The license expires on January 26, 2023.

City of Muskegon – City License (Medical and Adult-Use Retailer)

NMG MI 1, Inc. was granted a Marihuana Facility License by the City of Muskegon, Michigan on August 3, 2022. The license expires on August 3, 2023.

Michigan Marijuana Regulatory Agency – State Prequalification (Medical Cultivation)

NMG MI C1, Inc. was granted Prequalification Status by the Michigan Marijuana Regulatory Agency on April 23, 2021. The prequalification status expires on April 23, 2023.

Michigan Marijuana Regulatory Agency – State Prequalification (Adult-Use Cultivation)

NMG MI C1, Inc. was granted Prequalification Status by the Michigan Marijuana Regulatory Agency on July 19, 2021. The prequalification status expires on July 19, 2023.

Michigan Marijuana Regulatory Agency – State Prequalification (Medical Production)

NMG MI P1, Inc. was granted Prequalification Status by the Michigan Marijuana Regulatory Agency on April 23, 2021. The prequalification status expires on April 23, 2023.

Michigan Marijuana Regulatory Agency – State Prequalification (Adult-Use Production)

NMG MI P1, Inc. was granted Prequalification Status by the Michigan Marijuana Regulatory Agency on July 19, 2021. The prequalification status expires on July 19, 2023.

City of Manistee – City License (Adult-Use Cultivation)

NMG MI C1, Inc. was granted a Provisional Recreational Marihuana Grower License by the City of Manistee, Michigan on June 6, 2022. The license expires on June 6, 2023.

Ohio Department of Pharmacy – State Certificate of Operation (Medical Dispensary)

NMG OH 1, LLC was granted Medical Marijuana Dispensary Certificate of Operation number MMD.0700054 by the Ohio Department of Pharmacy Medical Marijuana Control Program on July 1, 2021 (“License MMD.0700054”). The certificate expires on July 1, 2023.

Ohio Department of Commerce – State Certificate of Operation (Medical Processor)

NMG OH P1, LLC was granted Medical Marijuana Processor Certificate of Operation number MMCPP00095 by the Ohio Department of Commerce Medical Marijuana Control Program on June 18, 2022 (“License MMCPP00095”). The certificate expires on June 17, 2023.

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

We have incurred losses in prior periods. For the fiscal year ended July 31, 2022, we incurred a comprehensive loss of $28,131,724 and, as of that date, we had an accumulated deficit of $45,803,026. Any losses in the future could cause the quoted price of our Common Shares on the CSE to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

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

The impact of the COVID-19 pandemic on the global economy and our operations remains uncertain, which could have a material adverse impact on our business, results of operations and financial condition and on the market price of our common shares.

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 11, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. COVID-19 may have a future material impact on our results of operation with respect to retail sales at our dispensary locations as well as wholesales of our products in Nevada to dispensaries in Nevada. In Nevada, the state forced all in-store sales to be halted in March 2020, only allowing home delivery sales, and eventually curbside pickup sales. This order forced the retail market and the wholesale demand to nearly stop until retailers satisfied regulatory requirements to carry out home delivery and curbside pickup. This had a significant negative impact on our sales from March 2020 to May 2020 in Nevada. Although certain COVID-19 restrictions have been relaxed, significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

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

The State of Nevada, as well as the states of Ohio, Illinois and New Jersey, have only issued to date a small number of licenses to produce and sell medical marijuana. There were, however, many applicants for licenses. Because of early stages of the industry in which we operate, we expect to face additional competition from new entrants. If the number of users of medical marijuana in the United States increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. We may not have sufficient resources to maintain research and development, marketing, sales and client support efforts on a competitive basis, which could materially and adversely affect our business, financial condition and results of operations.

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

On April 11, 2018, U.S. Senator Cory Gardner received assurances from former President Donald Trump that 1) states with legal marijuana industries would not be targeted by the Justice Department, 2) the rescission of the Cole Memorandum would not impact state’s legal marijuana industries, and 3) that the former President would support a federalism-based legislative solution to fix the states’ rights issue once and for all. The former President’s comments are encouraging to legal marijuana businesses; however, no legislative action at the federal level has been taken.

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

Our Articles of Incorporation authorize the issuance of up to 900,000,000 Common Shares, with a par value of $0.0001 per share. As of January 13, 2023, the Company had 146,636,974 Common Shares issued and outstanding, 7,553,000 stock options outstanding and 36,415,284 share purchase warrants outstanding, of which 3,200,000 share purchase warrants were held in escrow.

As at July 31, 2022, the Company’s 9,453,000 stock options outstanding of which only 8,492,000 stock options are exercisable into 8,492,000 Common Shares of the Company with the following terms:

Number of Options outstanding	Exercise price	Expiry dates
1,900,000	CAD$0.66	November 24, 2022
175,000	CAD$0.41	June 6, 2023
855,000	CAD$0.57	December 10, 2023
150,000	CAD$0.61	December 10, 2023
1,950,000	CAD$0.88	August 21, 2024
250,000	CAD$0.93	October 1, 2024
200,000	CAD$0.88	January 23, 2025
250,000	CAD$0.405	March 1, 2025
1,375,000	CAD$0.67	April 30, 2025
1,250,000	CAD$0.68	March 6, 2026
250,000	CAD$0.65	April 5, 2024
200,000	CAD$0.44	November 30, 2024
448,000	CAD$0.44	November 30, 2026
200,000	CAD$0.15	July 8, 2027
9,453,000

Number of Options exercisable	Exercise price	Expiry dates
1,900,000	CAD$0.66	November 24, 2022
175,000	CAD$0.41	June 6, 2023
855,000	CAD$0.57	December 10, 2023
150,000	CAD$0.61	December 10, 2023
1,950,000	CAD$0.88	August 21, 2024
250,000	CAD$0.93	October 1, 2024
200,000	CAD$0.88	January 23, 2025
250,000	CAD$0.405	March 1, 2025
1,375,000	CAD$0.67	April 30, 2025
625,000	CAD$0.68	March 6, 2026
250,000	CAD$0.65	April 5, 2024
200,000	CAD$0.44	November 30, 2024
112,000	CAD$0.44	November 30, 2026
200,000	CAD$0.15	July 8, 2027
8,492,000

As at July 31, 2022, the Company’s 18,215,284 share purchase warrants outstanding are exercisable into 18,215,284 Common Shares of the Company with the following terms:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
11,780,134	CAD$1.50	May 17, 2023
635,150	CAD$1.25	May 16, 2023
4,800,000	US$0.40	July 19, 2025
1,000,000	US$0.16	June 14, 2027
18,215,284

(1)

This figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by March 31, 2023, or cancelled if we do not draw on the Delayed Draw Term Loan. Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until July 19, 2025.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Property Leases

On January 10, 2017, SJK Services, LLC entered into a five-year lease agreement with Meng Lin Zhang, a commercial property owner, for the property located at 3411 E. Anaheim St., Long Beach, California, containing approximately 1,856 square feet. On September 7, 2018, SJK Services, LLC amended its lease agreement with Meng Lin Zhang. On December 14, 2018, SJK Services, LLC assigned the amended lease agreement to The Airport Collective, Inc., a California corporation. On March 8, 2019, The Airport Collective, Inc. assigned the amended lease agreement to NMG Long Beach, LLC. On June 14, 2021, we exercised our option to extend the lease agreement for one additional term of five years. On March 1, 2022, we amended the lease agreement to include two additional options to extend the lease agreement for five years each and expanded the lease agreement to include 3413 E. Anaheim St., Long Beach, California, containing approximately 816 square feet. The guaranteed minimum monthly base rent was $7,317 + common area expenses for unit 3411 and increased to $7,682 + common area expenses, totaling $9,340 every month, and is subject to a 5% increase on each anniversary date of the lease. The guaranteed monthly base rent for unit 3413 is $1,632 + common area expenses and is subject to a 3% increase on each anniversary date of the lease agreement.

On November 10, 2017, Nevada Medical Group, LLC entered a ten-year lease agreement with Resort Holdings 5, LLC, a Nevada limited liability company, for the property located at 3375 Pepper Lane, Las Vegas, NV, containing approximately 18,000 square feet. We have four options to extend the lease agreement and each option is for five years. In July 2018, Resort Holdings 5, LLC, the landlord, sold the property to a third party and assigned the lease to Minor Street Properties, LLC. All lease terms remained the same. On May 9, 2022, we amended the lease agreement which exercised our first option to extend the lease for an additional five years with rent during the option term subject to a 3% increase on each anniversary date of the lease. The monthly rent was $13,659 + common area expenses and increased to $13,663 + common area expenses on January 1, 2022. Currently, the guaranteed minimum monthly rent is subject to a 2% increase on each anniversary date of the lease.

On August 2, 2018, NMG Ohio, LLC entered into a three-year lease agreement with MMCA Development, LLC, an Ohio limited liability company, for the property located at 709 Sugar Lane, Elyria, Ohio 44035, containing approximately 4,100 square feet. The Company has three options to extend the lease and each option is for three years. On August 14, 2020, NMG Ohio, LLC assigned the lease agreement to NMG OH 1, LLC. On May 11, 2021, we exercised our option to extend the lease agreement for an additional three years. The rent was $4,000 per month and increased to $4,200 per month on July 1, 2021. The minimum monthly rent is subject to a 5% increase for each option period.

On December 1, 2018, SGSD, LLC entered into a five-year lease agreement with Green Road, LLC, a California limited liability company, for the property located at 7625 Carroll Road, San Diego, California, containing approximately 4,600 square feet. On June 13, 2019, SGSD, LLC assigned the lease to NMG San Diego, LLC. Under the terms of the assignment and first amendment to the original lease agreement dated June 13, 2019, we have three options to extend the lease and each option is for five years. The monthly base rent was $15,914 + common area expenses and increased to $16,390 + common area expenses on December 1, 2021. The guaranteed monthly rent is subject to a 6% increase on each anniversary date of the lease, based on increases in the Consumer Price Index for San Diego County.

On May 7, 2019, Nevada Medical Group, LLC entered into a five-year lease agreement with Haigaz and Nora Atamian, commercial property owners, for the property located at 6420 Sunset Corporate Drive, Las Vegas, NV, containing approximately 7,700 square feet. We have two options to extend the lease for an additional three-year term and an option to purchase the property at any point during the initial term. The monthly rent was $6,478 + common area expenses and increased to $6,704 + common area expenses on May 1, 2022. The guaranteed minimum monthly rent is subject to a $.03 per square foot, per month, increase on each anniversary date of the lease for years one through three of the term and $.04 per square foot, per month, increase on each anniversary date of the lease for years four through five of the term.

On October 1, 2019, NMG Ohio, LLC entered into a three-year lease agreement with MMCA Development, LLC, an Ohio limited liability company, for the property located at 719 Sugar Lane, Elyria, Ohio 44035, containing approximately 4,000 square feet. We have three options to extend the lease agreement for an additional three-year term. The monthly rent is $4,000. The guaranteed minimum monthly rent is subject to 5% increase for each option period. On September 1, 2021, the lease agreement was assigned to NMG OH P1, LLC with the same terms.

On December 4, 2020, NMG CA P1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suite 1, Cathedral City, California 92234, containing approximately 5,840 square feet. The lease agreement includes 3% annual base rent increases and two options to extend for five-years each. We amended the lease agreement on January 27, 2022, which extended the term to December 31, 2026 and rent commencement date. The base rent is $6,028 plus common area expenses for the first six months and increases to $9,590 plus common area expenses on the seventh month.

On December 4, 2020, NMG CA C1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suites 2-4, Cathedral City, California 92234, containing approximately 13,024 square feet. The lease agreement includes 3% annual base rent increases and two options to extend for five-years each. We amended the lease agreement on February 2, 2022, which extended the term to December 31, 2026 and rent commencement date. The base rent is $14,325 plus common area expenses for the first six months and increases to $22,790 plus common area expenses on the seventh month.

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

On April 23, 2021, NMG MI 1, Inc. entered into a five-year lease agreement with Kendal Properties, LLC, a Michigan limited liability company, for the property located at 885 E. Apple Ave., Muskegon, Michigan 49442, containing approximately 2,500 square feet. The base rent is $5,000 during the operational period, which began after the rent abatement and reduced rent periods. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each.

On July 1, 2021, the Company’s subsidiary Canopy Monterey Bay, LLC assumed and entered into a three-and-a-half-year lease agreement for the property located at 1900 Fremont Blvd., Seaside, California 93955. On December 1, 2021, Canopy Monterey Bay, LLC entered into a second amendment that includes three options to extend the lease agreement for five years each with 3% annual base rent increases. The base rent is now $9, 270 per month until June 2023. Canopy Monterey Bay, LLC agreed to pay the landlord a maintenance fee equal to 1.5% of gross sales each month.

On April 7, 2022, DEP Nevada, Inc. entered into a three-year lease agreement with 2625 GV, LLC, a Nevada limited liability company, for the property located at 2625 N. Green Valley Pkwy., Ste 150, Henderson, Nevada 89014, containing approximately 5,059 square feet. The base rent is $4,482 per month plus common area expenses. The lease agreement includes 4% annual base rent increases and two options to extend for three years each.

On December 4, 2020, NMG CA P1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suite 1, Cathedral City, California 92234, containing approximately 5,840 square feet. The lease agreement includes 3% annual base rent increases and two options to extend for five-years each. We amended the lease agreement on January 27, 2022, which extended the term to December 31, 2026 and rent commencement date. The base rent is $6,028 plus common area expenses for the first six months and increases to $9,590 plus common area expenses on the seventh month.

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

Quarter Ended	High Bid	Low Bid
July 31, 2022	$0.19	$0.09
April 30, 2022	$0.32	$0.15
January 31, 2022	$0.45	$0.23
October 31, 2021	$0.59	$0.27
July 31, 2021	$0.55	$0.30
April 30, 2021	$1.00	$0.38
January 31, 2021	$0.76	$0.22
October 31, 2020	$0.44	$0.16
July 31, 2020	$0.49	$0.21

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

Quarter Ended	High		Low
July 31, 2022	CAD$	0.24	CAD$	0.12
April 30, 2022	CAD$	0.35	CAD$	0.15
January 31, 2022	CAD$	0.56	CAD$	0.28
October 31, 2021	CAD$	0.74	CAD$	0.40
July 31, 2021	CAD$	0.63	CAD$	0.375
April 30, 2021	CAD$	1.14	CAD$	0.48
January 31, 2021	CAD$	0.98	CAD$	0.335
October 31, 2020	CAD$	0.52	CAD$	0.275
July 31, 2020	CAD$	0.68	CAD$	0.29

On January 11, 2023 the last reported sale price of our common stock on the OTCQB was $0.0573 per share and the last reported sale price of our common stock on the CSE was CAD$0.08 per share.

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

As of July 31, 2022, we have 9,453,000 stock options outstanding which are exercisable into 9,453,000 Common Shares, subject to vesting provisions.

Warrants

As of July 31, 2022, we had 18,215,284 common share purchase warrants outstanding which are exercisable into 18,215,284 Common Shares. This figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by March 31, 2023, or cancelled if we do not draw on the Delayed Draw Term Loan. Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until July 19, 2025.

Holders of Common Shares

As of January 13, 2023, we had 200 shareholders of record, which does not include shareholders whose shares are held in street or nominee names, if any.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows our equity securities that are authorized for issuance pursuant to equity compensation plans for our most recently completed financial year ended July 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,453,000	CAD$0.67	1,913,861
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	9,453,000	CAD$0.67	1,913,861

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

On November 24, 2017, we issued an aggregate of 3,850,000 stock options in accordance with our stock option plan at an exercise price of CAD$0.66 per share for a five-year term expiring November 24, 2022, of which there are currently only 1,900,000 stock options outstanding from such grant of stock options. The options were granted to officers, directors and consultants of the Company. During the year ended July 31, 2020, the Company cancelled 950,000 stock options due to forfeiture. During the year ended July 31, 2022, the Company cancelled 1,000,000 stock options due to forfeiture.

On November 30, 2021, the Company issued 200,000 stock options with an exercise price of CAD$0.44 per share for a term of three years expiring on November 30, 2024.

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

On November 30, 2021, the Company issued 448,000 stock options with an exercise price of CAD$0.44 per share for a term of five years expiring on November 30, 2026. The options were granted to current directors and officers of the Company. The options are subject to vesting provisions such that 25% of the options vest 6 months from the date of grant, 25% of the options vest 12 months from the date of grant, 25% of the options vest 18 months from the date of grant and 25% of the options vest 24 months from the date of grant.

On November 30, 2021, the Company issued 200,000 stock options with an exercise price of CAD$0.44 per share for a term of three years expiring on November 30, 2024.

On July 8, 2022, the Company issued 200,000 stock options with an exercise price of CAD$0.15 per share for a term of five years expiring on July 8, 2027.

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

Recent Sales of Unregistered Securities

On July 8, 2022, we issued 200,000 stock options with an exercise price of CAD$0.15 per share for a term of five years expiring on July 8, 2027 in connection with the acquisition of Canopy. We relied upon the exemption from registration under the U.S. Securities Act provided by Regulation S for the non-U.S. consultant.

On July 15, 2022, we issued 319,149 shares of our common stock to Kendall Properties, LLC for the leased premises in Muskegon, Michigan (the “Muskegon Lease”).  The shares were issued at a deemed price of $0.235 per share based on the terms and conditions of the Muskegon Lease.  We relied upon the exemption from the registration under the U.S. Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect to the issuance of the shares.

On December 7, 2022, we issued 16,301,694 shares of common stock at a deemed price of US$0.134 per share in accordance with MIPA #1, as amended, and MIPA #2, as amended, to acquire 100% of Canopy.  We relied upon the exemption from the registration requirements under the U.S. Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act for the issuance of such shares.

On December 19, 2022, we issued unsecured five-year convertible debentures in the aggregate principal amount of $3,000,000, which bear interest at a rate of 8% per annum, compounded annually, commencing from the date of issuance to three investors, and which investors may convert all or any portion of the principal amount and/or interest amount, into shares of common stock at $0.10 per share.  In addition, we issued common stock purchase warrants to the three investors to acquire up to an aggregate of 15,000,000 shares of common stock until December 19, 2026, at an exercise price of $0.10 per share.  We relied upon the exemption from the registration under the U.S. Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect to the issuance of the debentures and the warrants.

On December 21, 2022, pursuant to the closing of the Merger Agreement, we issued an aggregate of 16,666,667 shares of common stock to eight individuals and one entity at a deemed price of CAD$0.08 per share.  We relied upon the exemption from the registration under the U.S. Securities Act provided by Rule 506(b) of Regulation D and/or Section 4(a)(2) of the U.S. Securities Act with respect to the issuance of the shares.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report on Form 10-K filing for the fiscal year ended July 31, 2022, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended July 31, 2022 and 2021 and our financial condition as at July 31, 2022 and 2021, with a particular emphasis on fiscal 2022, our most recently completed fiscal year.

Overview

Our business is the production and cultivation of medical and recreational marijuana in Nevada pursuant to licenses held by NMG operating under the marquee brand name of Body & Mind and produces flower, oil, extracts and edibles and are available for sale in dispensaries in Nevada. In addition, we have retail / dispensary operations in Ohio, California, Michigan and Arkansas, and wholesale operations in Ohio and Arkansas that produce flower and/or concentrates from extraction.

Results of Operations for the years ended July 31, 2022 and 2021

The following table sets forth our results of operations for the fiscal years ended July 31, 2022 and 2021:

	July 31, 2022 $	July 31, 2021 $
Sales	31,638,163	26,900,869
Cost of sales and other	(20,694,217)	(14,910,660)
General and Administrative Expenses	(14,463,446)	(11,402,882)
Other Items	(22,115,439)	(397,079)
Net Loss	(28,228,104)	(1,976,461)
Foreign Currency Translation Adjustment	96,380	395,945
Comprehensive Loss	(28,131,724)	(1,580,516)
Basic and Diluted Loss Per Share	(0.25)	(0.02)

Revenues

For the year ended July 31, 2022, we had total sales of $31,638,163 and cost of sales of $20,694,217 for a gross margin of $10,943,946 compared to total sales of $26,900,869 and cost of sales of $14,910,660 for a gross margin of $11,990,209 in the year ended July 31, 2021. During the year ended July 31, 2022, the Company recorded product sales as follows:

Revenues – By Segment	Year ended July 31, 2022 $	%

Wholesale	5,324,803	17%
Retail	26,313,360	83%

Total	31,638,163

Operating Expenses

For the year ended July 31, 2022, general and administrative expenses totaled $14,463,446 compared with $11,402,882 for the year ended July 31, 2021. A significant reason for the increase in general and administrative expenses between the years related to increased depreciation from $1,457,550 to $1,490,516, license, utilities and office administration from $2,938,525 to $4,627,009, business development expense from $282,865 to $669,471 and consulting fees from $537,760 to $967,860 as a result of various ongoing acquisitions and expansions. Lease expense increased from $431,427 to $856,697 as a result of additional leased premises in Michigan, California, and Nevada. Salaries and wages increased from $3,400,472 to $3,907,971 as a result of increased operations in all regions including the total number of employees under payroll.

Income Taxes

The (benefit) expense for income taxes consists of the following:

	2022	2021

Current:
Federal	$2,277,868	$2,281,497
State	85,867	99,322
	2,363,735	2,380,819

Deferred:
Federal	6,598	(214,352)
State	222,832	242
	229,430	(214,110)

Total (benefit) expense for income taxes	$2,593,165	$2,166,709

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

	2022	2021

Net loss for the year before income tax	$(25,634,939)	$(190,248)
Federal and state income tax rates	21.00%	21.00%

Expected income tax recovery	(5,383,335)	39,951
IRC 280E disallowance	8,208,764	1,935,581
Stock options	118,816	243,829
Impairment of consolidated investment	-	176,816
Other permanent differences	(78,052)	(82,301)
Opening deferred tax adjustments	(602,555)	(284,621)
State taxes	(394,760)	7,598
Change in benefit not recognized	724,287	129,856

Total income tax expense	$2,593,165	$2,166,709

The impact of the loss on impairment of goodwill, intangible assets, ROU assets, and loans receivable in the aggregate amount of $20,517,192 is included in the IRC 280E disallowance for 2022.  Approximately $4.3 million was included in the IRC 280E disallowance for the year ended July 31, 2022 related to the impairment losses.

Other Items

During the year ended July 31, 2022, our other items accounted for $22,115,439 in expenses as compared to $397,079 in expenses for the year ended July 31, 2021. The significant components in other items primarily relates to the Company’s impairment loss on brand, licenses, goodwill and right-of-use assets in Manistee, Michigan for a combined total of $20,517,192. In 2021, the Company also recognized impairment loss of $592,547 related to its investments in NMG Ohio and GLDH. The Company also recorded a loss on settlement of $503,179 related to Canopy shares and a gain on settlement of $43,178 related to Michigan lease milestone shares, for a net loss of $460,001. Interest expense increased to $1,372,208 from $53,394 as a result of the loan obtained from FG Agency Lending LLC and Bomind Holdings LLC being outstanding for the entire year and an increase in interest rate on the loan from 13% to 15% pursuant to the amendment.

Net Loss

Net loss for the year ended July 31, 2022 totaled $28,228,104 compared with a net loss of $1,976,461 for the year ended July 31, 2021. The increase in net loss of $26,251,643 is largely due to the impairment loss on right-of-use assets, brand, licenses and goodwill totaling $20,517,192 as discussed above and the increase in interest expense.

Other Comprehensive Income (Loss)

We recorded translation adjustments gain of $96,380 and $395,945 for the year ended July 31, 2022 and 2021, respectively. The amounts are included in the statement of operations as other comprehensive income(loss) for the respective years.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of July 31, 2022 and 2021:

	As of July 31, 2022	As of July 31, 2021

Cash reserves	$1,854,277	$7,374,194
Working capital	$1,380,421	$8,819,840

Financings

There has been no equity financing during the year ended July 31, 2022.  There was a loan repayment in the amount of $26,533, net, for the year ended July 31, 2022.

During the year ended July 31, 2021, the Company issued 700,000 common shares upon exercise of 700,000 stock option awards with an exercise price of CAD$0.57 per common share for proceeds of $313,415 (CAD$399,000) and obtained a loan for a net amount of $5,852,311.

Statement of Cashflows

During the year ended July 31, 2022, our net cash decreased by $5,519,917 (2021: increase of $6,022,064), which included net cash used in operating activities of $3,444,278 (2021: provided $294,965), net cash used in investing activities of $2,145,486 (2021: $831,997), net cash used in financing activities of $26,533 (2021: provided $6,165,726) and effect of exchange rate changes on cash and cash equivalents of $96,380 (2021: 393,370).

Cash Flow used in Operating Activities

Cash flow used in operating activities totaled $3,444,278 during the year ended July 31, 2022 and cash provided by operating activities totaled $294,965 during the year ended July 31, 2021. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $28,228,104 during the year ended July 31, 2022 compared to $1,976,461 in 2021. The net loss in 2022 included, among other things, non-cash depreciation of $969,157 (2021: $765,857), accrued interest and accretion of $1,035,592 (2021: $15,474), amortization of right-of-use assets of $517,163 (2021: $431,427), amortization of licenses of $1,266,753 (2021: $1,122,415), equity-method investment change from earnings of $Nil (2021: $13,219), impairment loss on its assets of $20,517,192 (2021: $592,747), and stock-based compensation of $435,266 (2021: $975,555).

The following non-cash items further adjusted the loss for the year ended July 31, 2022 and 2021:

•

Decrease in amounts receivable and prepaid of $1,009,578 (2021: increase of $528,364), increase in inventory of $291,168 (2020: $809,491), increase in deposits of $113,828 (2021: $Nil), increase in trade payables and accrued liabilities of $653,068 (2021: decrease of $194,328), decrease in lease liabilities of $871,407 (2021: $536,985), decrease in income taxes payable of $843,329 (2021: increase of $1,798,668), increase in due to related parties of $111,788 (2021: decrease of $3,439), and net increase in loan due from NMG Ohio of $Nil (2021: $891,279).

Cash Flow used in Investing Activities

During the year ended July 31, 2022, investing activities used cash of $2,145,486 compared to $831,997 during the year ended July 31, 2021. The change in cash used in investing activities from the year ended July 31, 2022 relates primarily to investment in Canopy of $871,497, net of cash received (2021: $Nil), additional property and equipment of $828,406 (2021: $402,459), and a loan of $391,168 (2021: $358,553) to CCG in Arkansas.

Cash Flow provided by Financing Activities

During the year ended July 31, 2022, financing activities used cash of $26,533 compared to $6,165,726 during the year ended July 31, 2021. In 2022, the Company repaid $26,533 for its outstanding loans payable.

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

Trends and Uncertainties

Potential Impact of the COVID-19 Pandemic

In December 2019, a strain of novel coronavirus (now commonly known as COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread rapidly throughout many countries, and, on March 11, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada and China, have imposed unprecedented restrictions on travel, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Although certain restrictions have been relaxed, COVID-19 may have a future material impact on our results of operation with respect to retail sales at our dispensary locations as well as wholesales of our products in Nevada to dispensaries in Nevada. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. We do not yet know the full extent of any impact on our business or our operations, however, we will continue to monitor the COVID-19 situation closely, and intend to follow health and safety guidelines as they evolve.

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Outstanding share data

At January 13, 2023, we had 146,636,974 issued and outstanding common shares, 7,553,000 outstanding stock options and 21,415,284 outstanding warrants. The outstanding warrant figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by March 31, 2023, or cancelled if we do not draw on the Delayed Draw Term Loan. Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until July 19, 2025.

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

•	Long-lived assets and goodwill

Long-lived assets and goodwill are reviewed for indicators of impairment at least annually.  When there are indications of impairment, the Company calculates the fair value of reporting units for goodwill and the fair value of the asset groups for long-lived assets using various valuation techniques, which require the input of highly subjective assumptions that can materially affect the fair value estimate.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had working capital of $1,380,421 as at July 31, 2022. The Company outlined substantial doubt about its ability to continue as a going concern in prior periods which has been alleviated by securing long term debt, cash flow positive operations and increased sales. The Company anticipates that current cashflow positive operations, cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 15 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BODY AND MIND INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended 31 July 2022 and 2021

(Expressed in U.S. Dollars)

BODY AND MIND INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Body and Mind Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Body and Mind Inc. (“the Company”) as of July 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Business Combinations

Description of the Critical Audit Matter

As described in note 11 to the consolidated financial statements, the Company completed an acquisition wherein the Company acquired certain net assets from one entity for total consideration of approximately $5.8 million. The acquisition was accounted for as a business combination using the acquisition method of accounting which requires the determination of the fair value of the consideration transferred, assets acquired, and liabilities assumed. The Company utilized a third-party valuation specialist to assist in the determining the fair value of assets acquired, and liabilities assumed. The Company determined it acquired intangible assets (dispensary licenses and tradenames) with a fair value of approximately $1.2 million and recorded goodwill of approximately $4.8 million.  The dispensary license was valued using the multi-period excess earnings model and trade names were valued using the relief-from-royalty method.

The recognition, measurement, and disclosure of the Company’s business combinations in the financial statements were considered especially challenging and required significant auditor judgment due to the complex determination by management of the appropriate assumptions, such as discount rates, revenue growth rates, and projected profit margins, for the valuation of acquired net assets and expected probabilities of key outcomes. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

•	Testing management’s process for developing the respective fair value estimates for intangible assets.
•	Evaluating management’s and the valuation specialist’s identification of assets acquired and liabilities assumed.
•	Evaluating the appropriateness of the valuation models used by the third-party specialist.
•	Testing the completeness and accuracy of underlying data provided to the specialist by management and used in the fair value estimates.
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

Goodwill Impairment Assessment

Description of the Critical Auditing Matter

As described in note 12 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on July 31, 2022.  The Company utilized a third-party valuation specialist to assist in the determining the fair value of each reporting unit.  The valuation specialist primarily used a discounted cash flow income method to estimate the fair value of the reporting unit.

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management used in the discounted cash flow analysis performed by the valuation specialist to determine fair value of the reporting unit. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the following:

•	Testing management’s processes for estimating the fair value of the reporting unit.
•	Evaluating the appropriateness of the discounted cash flow models utilized by the Company for the respective impairment analyses.
•	Testing the completeness and accuracy of underlying data used in the discounted cash flow models.
•

Evaluating the significant assumptions provided by management related to revenues, EBITDA, long term growth rates to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

•	Evaluate assumptions developed by the valuation specialist, such as discount rates, net working capital needs and long-term growth rates, for reasonableness.

In addition, professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model, discount rate assumptions and market method approaches.

Indefinite Lived Intangible Asset Impairment Assessment

      Description of the Critical Auditing Matter

As described in note 12, the Company has two indefinite lived intangible assets (license and brand). Further, as described in note 12 to the consolidated financial statements, the Company tests indefinite lived intangible assets for impairment annually, or more frequently if events or circumstances indicate it is more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount. Indefinitely lived intangible assets are tested for impairment by comparing the estimated fair value of such asset with its carrying amount. If the carrying exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount. The Company performed an impairment analysis on July 31, 2022, on its license and brand indefinite lived intangible assets.  The Company utilized a third-party valuation specialist to assist in the determining the fair value of each indefinite lived intangible asset.  The valuation specialist primarily used a discounted cash flow income method to estimate the fair value of these assets.

We identified the evaluation of the impairment analysis for these indefinite lived intangible assets as a critical audit matter because of the significant estimates and assumptions used in the discounted cash flow analysis performed by the valuation specialist to determine fair value of such assets. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the following:

•	Testing management’s processes for estimating the fair value of the indefinite lived intangible assets.
•	Evaluating the appropriateness of the discounted cash flow models utilized by the Company for the respective impairment analyses.
•	Testing the completeness and accuracy of underlying data used in the discounted cash flow models.
•

Evaluating the significant assumptions provided by management related to revenues, EBITDA, long term growth rates to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

•	Evaluate assumptions developed by the valuation specialist, such as discount rates, contributory asset charges and long-term growth rates, for reasonableness.

In addition, professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the discounted cash flow model, discount rate assumptions and market method approaches.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2021.

Draper, UT

January 17, 2023

Body and Mind Inc.	Statement 1

Consolidated Balance Sheets
(U.S. Dollars)

ASSETS	As of 31 July 2022	As of 31 July 2021

Current
Cash	$1,854,277	$7,374,194
Amounts receivable, net	475,578	1,544,957
Interest receivable on convertible loan (Note 6)	222,000	150,000
Prepaid expenses	775,701	413,246
Inventory (Note 5)	3,880,000	2,936,156
Convertible loan receivable (Note 6)	-	1,250,000
Other loans receivable (Note 7)	789,984	638,650
Total Current Assets	7,997,540	14,307,203

Deposit	113,828	470,546
Loan receivable from NMG Ohio LLC (Note 8)	-	891,279
Convertible loan receivable (Note 6)	1,250,000	-
Property and Equipment, net (Note 10)	5,640,534	4,893,790
Operating lease right-of-use assets (Note 15)	4,162,647	2,539,023
Brand and Licenses, net (Note 12)	11,861,315	19,855,068
Goodwill, net (Note 12)	-	5,168,902
TOTAL ASSETS	$31,025,864	$48,125,811

LIABILITIES
Current
Accounts payable	$2,489,353	$1,686,376
Accrued liabilities	325,385	105,538
Income taxes payable	3,021,539	2,865,086
Due to related parties (Note 13)	163,862	52,074
Loan payable (Note 14)	12,535	16,874
Current portion of operating lease liabilities (Note 15)	604,445	761,415
Total Current Liabilities	6,617,119	5,487,363

Long-term operating Lease Liabilities (Note 15)	5,514,928	2,323,525
Loans payable (Note 14)	7,393,636	4,798,871
Income taxes payable	966,992	966,992
Deferred Tax Liability	427,770	198,339
TOTAL LIABILITIES	20,920,445	13,775,090

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 16)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
113,668,613 (2021–109,077,778) Common Shares	11,366	10,907
Additional Paid-in Capital	52,344,573	50,312,013
Shares to be Issued	1,853,403	-
Other Comprehensive Income	1,224,093	1,127,713
Accumulated Deficit	(45,803,026)	(17,126,510)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO BAM STOCKHOLDERS	9,630,409	34,324,123
NON-CONTROLLING INTEREST	475,010	26,598
TOTAL EQUITY	10,105,419	34,350,721
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,025,864	$48,125,811

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.	Statement 2

Consolidated Statements of Operations and Comprehensive Loss
(U.S. Dollars)

	Years Ended 31 July
	2022	2021

Sales	$31,638,163	$26,900,869
Cost of sales	(20,694,217)	(14,910,660)
Gross profit	10,943,946	11,990,209

Operating Expenses
Accounting and legal	948,719	973,594
Business development	669,471	282,865
Consulting fees	967,860	537,760
Depreciation and amortization	1,490,516	1,457,550
Lease expense	856,697	431,427
Licenses, utilities and office administration	4,627,009	2,938,525
Management fees (Note 13)	559,937	405,134
Salaries and wages	4,343,237	4,376,027
Total Operating Expenses	(14,463,446)	(11,402,882)
Net Operating Income (Loss)	(3,519,500)	587,327
Other Income (Expenses)
Foreign exchange, net	323	235
Interest expense	(1,372,208)	(53,394)
Interest income	72,000	163,558
Loss on impairment (Notes 12 and 15)	(20,517,192)	(592,547)
Loss on settlement (Note 21)	(460,001)	-
Other income (expenses)	161,639	(95,416)
Gain on bargain purchase (Note 11)	-	167,266
Equity-method investment change from earnings (Note 8)	-	13,219
Total Other Expenses	(22,115,439)	(397,079)
Net Income (Loss) Before Income Tax	$(25,634,939)	$190,248
Income tax expense	(2,593,165)	(2,166,709)
Net Loss	(28,228,104)	(1,976,461)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	96,380	395,945
Comprehensive Loss	$(28,131,724)	$(1,580,516)
Net income (loss) attributable to:
Body and Mind Inc.	(28,676,516)	(2,260,902)
Non-controlling interest	448,412	284,441

Comprehensive income (loss) attributable to:
Body and Mind Inc.	(28,580,136)	(1,864,957)
Non-controlling interest	448,412	284,441
Loss per Share – Basic and Diluted	$(0.25)	$(0.02)
Weighted Average Number of Shares Outstanding	112,209,254	108,463,019

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.	Statement 3

Consolidated Statements of Changes in Stockholders’ Equity
(U.S. Dollars)

			Additional		Other		Non-
	Common Shares		paid-in	Shares to be	comprehensive	Accumulative	controlling
	Number	Amount	capital	issued	income	Deficit	interest	Total

Balance – 31 July 2021	109,077,778	10,907	50,312,013	-	1,127,713	(17,126,510)	26,598	34,350,721
Common stock issued in acquisition of Canopy (Note 11)	2,728,156	273	939,047	1,853,403	-	-	-	2,792,723
Common stock issued for operating leases (Note 15)	1,862,679	186	578,662	-	-	-	-	578,848
Warrants issued for loan amendment (Note 14)	-	-	79,585	-	-	-	-	79,585
Stock-based compensation (Note 16)	-	-	435,266	-	-	-	-	435,266
Foreign currency translation adjustment	-	-	-	-	96,380	-	-	96,380
Loss for the year	-	-	-	-	-	(28,676,516)	448,412	(28,228,104)
Balance – 31 July 2022	113,668,613	11,366	52,344,573	1,853,403	1,224,093	(45,803,026)	475,010	10,105,419

Balance – 31 July 2020	107,513,812	10,751	47,665,678	19,703	731,768	(14,865,608)	(257,843)	33,304,449
Common stock issued in acquisition of NMG Ohio LLC (Note 8)	793,466	79	296,963	-	-	-	-	297,042
Exercise of options (Note 16)	700,000	70	316,975	-	-	-	-	317,045
Escrow release	70,500	7	19,696	(19,703)	-	-	-	-
Warrants issued with debt (Note 14)	-	-	1,037,146	-	-	-	-	1,037,146
Stock-based compensation (Note 16)	-	-	975,555	-	-	-	-	975,555
Foreign currency translation adjustment	-	-	-	-	395,945	-	-	395,945
Loss for the year	-	-	-	-	-	(2,260,902)	284,441	(1,976,461)
Balance – 31 July 2021	109,077,778	10,907	50,312,013	-	1,127,713	(17,126,510)	26,598	34,350,721

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.	Statement 4

Consolidated Statements of Cash Flows
(U.S. Dollars)
	Years Ended 31 July
Cash Resources Provided By (Used In)	2022	2021
Operating Activities
Net loss for the year	$(28,228,104)	$(1,976,461)
Items not affecting cash:
Accrued interest and accretion	1,035,592	15,474
Accrued interest income	(72,000)	(72,000)
Amortization of intangible assets	1,266,753	1,122,415
Amortization of operating lease ROU assets	517,163	431,427
Bargain purchase	-	(167,266)
Deferred tax expense (benefit)	229,431	(214,110)
Depreciation	969,157	765,857
Foreign exchange	-	(236)
Equity-method investment change from earnings	-	(13,219)
Impairment loss	20,517,192	592,747
Loss on settlement of contingent consideration	503,179	-
Gain on settlement of lease liabilities	(43,178)
Stock-based compensation	435,266	975,555
Amounts receivable and prepaids	1,009,578	(528,364)
Inventory	(291,168)	(809,491)
Deposits	(113,828)	-
Trade payables and accrued liabilities	653,068	(194,328)
Income taxes payable	(1,072,760)	1,798,668
Due to related parties	111,788	(3,439)
Lease liabilities	(871,407)	(536,985)
Loan to NMG Ohio LLC	-	(891,279)
Cash provided by (used in) operating activities	(3,444,278)	294,965

Investing Activities
Investment in NMG Ohio, LLC, net of cash received	(54,415)	(136,325)
Investment in GLDH, net of cash received	-	65,340
Acquisition of Canopy, net of cash received	(871,497)	-
Purchase of property and equipment	(828,406)	(402,459)
Loan receivable	(391,168)	(358,553)
Cash used in investing activities	(2,145,486)	(831,997)

Financing Activities
Issuance of shares, net of share issue costs	-	313,415
Proceeds from (repayment of) loans payable, net	(26,533)	5,852,311
Cash provided by financing activities	(26,533)	6,165,726

Effect of exchange rate changes on cash	96,380	393,370

Net Increase (Decrease) in Cash	(5,519,917)	6,022,064
Cash– Beginning of Year	7,374,194	1,352,130
Cash– End of Year	$1,854,277	$7,374,194

Supplemental Disclosures with Respect to Cash Flows (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.

Notes to Consolidated Financial Statements
For the year ended 31 July 2022
U.S. Dollars

1.	Nature and Continuance of Operations

Body and Mind Inc. (the “Company”) was incorporated on 5 November 1998 in the State of Delaware, USA, under the name Concept Development Group, Inc. In May 2004, the Company acquired 100% of Vocalscape, Inc. and changed its name to Vocalscape, Inc. On October 28, 2005, the Company changed its name to Nevstar Precious Metals Inc. On October 23, 2008, the Company changed its name to Deploy Technologies Inc. (“Deploy Tech”) and, on 15 September 2010, the Company incorporated a wholly-owned subsidiary, Deploy Acquisition Corp. (“Deploy”) under the laws of the State of Nevada, USA. On 17 September 2010, the Company merged with and into Deploy under the laws of the State of Nevada. Deploy, as the surviving corporation of the merger, assumed all the assets, obligations and commitments of Deploy Tech, and we were effectively re-domiciled in the State of Nevada. Upon the completion of the merger, Deploy assumed the name “Deploy Technologies Inc.”, and all of the issued and outstanding common stock of Deploy Tech was automatically converted into and became Deploy’s issued and outstanding common stock.

On 14 November 2017, the Company acquired Nevada Medical Group, LLC (“NMG”) and changed its name to Body and Mind Inc. The Company is now a supplier and grower of medical and recreational cannabis in the state of Nevada, and has retail operations in California, Ohio, and Arkansas.

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name	Jurisdiction	Ownership	Date of acquisition or formation
DEP Nevada Inc. (“DEP Nevada”)	Nevada, USA	100%	10 August 2017
Nevada Medical Group LLC (“NMG”)	Nevada, USA	100%	14 November 2017
NMG Long Beach LLC (“NMG LB”)	California, USA	100%	18 December 2018
NMG Cathedral City LLC	California, USA	100%	4 January 2019
NMG San Diego LLC (“NMG SD”)	California, USA	60%	30 January 2019
NMG Ohio LLC (“NMG Ohio”)	Ohio, USA	100%	27 April 2017
NMG OH 1, LLC (“NMG OH 1”)	Ohio, USA	100%	30 January 2020
NMG OH P1, LLC (“NMG OH P1”)	Ohio, USA	100%	30 January 2020
NMG MI 1, Inc. (“NMG MI1”)	Michigan, USA	100%	24 June 2021
NMG MI C1 Inc. (“NMG MI C1”)	Michigan, USA	100%	24 June 2021
NMG MI P1 Inc. (“NMG MI P1”)	Michigan, USA	100%	24 June 2021
Canopy Monterey Bay, LLC (“Canopy”)	California, USA	100%	30 November 2021
NMG CA P1, LLC (“NMG CA P1”)	California, USA	100%	7 January 2020
NMG CA C1, LLC (“NMG CA C1”)	California, USA	100%	7 October 2020

(1)	Dissolved on March 8, 2022.

All inter-company transactions and balances are eliminated upon consolidation.

2.	Recent Accounting Pronouncements

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

Significant reclassifications are as follows:

1.	the Company segregated out a portion of the loan receivable balance of $638,650 from the convertible loan amount of $1,250,000.
2.	the Company’s long-term portion of the income tax liabilities in the amount of $966,992 was reclassified to long-term liabilities.

Basis of presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is 31 July.

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 31 July 2022 and 2021, the Company has no allowance for doubtful accounts.

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

Inventory and cost of goods sold

Inventory consists of work in progress (live plants and plants in the drying process), finished goods, and consumables. The Company values its finished goods and consumables at the lower of the actual costs or its current estimated market value less costs to sell. The Company values its work in progress at cost using the average cost method.

Costs incurred during the growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. These costs include materials, labor and manufacturing overhead used in the growing and production processes. The Company capitalizes pre-harvest costs.

The Company periodically reviews its inventory for obsolete and potentially impaired items.  Any identified slow moving and obsolete items are written down to its net realizable value through a charge to cost of goods sold.  As of 31 July 2022 and 2021, the Company has no allowance for inventory obsolescence.

Cost of goods sold includes the costs directly attributable to product sales and includes amounts paid for finished goods, such as flower, edibles and concentrates, packaging and other supplies, fees for services and processing, and allocated overhead, such as allocations of rent, administrative salaries, utilities and related costs.

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

Intangible Assets

Intangible assets acquired from third parties are measured initially at fair value and either classified as indefinite life or finite life depending on their characteristics. Intangible assets with indefinite lives are tested for impairment at least annually and intangible assets with finite lives are reviewed for indicators of impairment at least annually. The Company’s brands and licenses acquired from NMG have indefinite lives; therefore no amortization is recognized. The Company’s brands and licenses acquired by NMG SD have a finite life of 10 years, brands and licenses acquired by NMG LB and NMG OH 1 have a finite life of 10 years, customer relationships acquired by NMG OH 1 have a finite life of five years, licenses acquired by Canopy have a finite life of 10 years and are amortized over these estimated useful lives on a straight-line basis. For the year ended 31 July 2022, the Company recorded an impairment loss of $7,967,000 (2021 - $Nil) related to its brands and licenses acquired from NMG.

Goodwill

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired in our business combinations. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could trigger an impairment review include a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, additional impairment testing is not required. The Company tests for goodwill impairment annually as of 31 July.

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment and definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group.

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

The Company recognizes uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than a 50% likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes. Any interest and penalties related to unrecognized tax liabilities are presented within income tax expense in the consolidated statements of operations and comprehensive income.

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. Potentially dilutive options of 9,453,000 and warrants of 18,215,284 existed at 31 July 2022. This figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by March 31, 2023 or cancelled if we do not draw on the Delayed Draw Term Loan. Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until 19 July 2025.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As of 31 July 2022 and 2021, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is in U.S. dollars. The Company’s subsidiaries have a functional currency in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Exchange gains and losses on inter-company balances that form part of the net investment in foreign operations are included in other comprehensive income. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The exchange rates used to translate Canadian dollar to U.S. dollar was 0.7798 for monetary assets and liabilities and 0.7881 as an average rate for transactions occurred during the year ended 31 July 2022. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net loss.

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

The Company’s convertible note receivable was measured at fair value using Level 3 inputs.

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

Non-controlling Interest

Non-controlling interests (“NCI”) represent equity interests owned by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree's identifiable net assets. The choice of measurement is made on a transaction-by-transaction basis. The Company has elected to measure each NCI at its proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The share of net assets attributable to NCI are presented as a component of equity. NCI's share of net income or loss is recognized directly in equity. Total income or loss of subsidiaries is attributed to the shareholders of the Company and to the NCI, even if this results in the NCI having a deficit balance.

4.	Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 July 2022 and 2021:

	As of 31 July 2022	As of 31 July 2021
Financial assets at fair value
Cash	$1,854,277	$7,374,194
Convertible loan receivable	1,250,000	1,250,000

Total financial assets at fair value	$3,104,277	$8,624,194

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company had working capital of $1,380,421 at 31 July 2022 and the Company required additional financing to meet all current and future financial obligations which caused substantial doubt about its ability to continue as a going concern. Subsequent to year-end, the Company alleviated the factor that caused substantial doubt by securing long term debt.  The Company anticipates that cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 12 months from the issuance of these financial statements.  Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth.

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

5.	Inventory

	31 July 2022	31 July 2021

Work in progress	$610,030	$503,215
Finished goods	1,961,244	1,547,493
Consumables	1,308,726	885,448

Total	$3,880,000	$2,936,156

During the year ended 31 July 2022 and 2021, overhead expenses of approximately $3,678,312 and $739,605, respectively, were included in inventory.

6.	Convertible loan receivable

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

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument as management deems fair value to be more relevant than historical cost. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The sum of these two valuations is the fair value of the loan receivable balance of $1,250,000. At 31 July 2022, the Company had advanced $1,250,000 (2021 - $1,250,000) and accrued interest income of $72,000 (2021 - $72,000) for the year ended 31 July 2022. As of 31 July 2022, total interest receivable was $222,000 (2021 - $150,000).

The assumptions used in the Black-Scholes Option Pricing Model are as follows: (i) equity price of $28,571 calculated as BAM’s portion of the future projected profits, on a per unit basis, discounted using Weighted Average Cost of Capital of 27.5%; (ii) exercise price of $31,250 per unit as there are 40 units in total, (iii) volatility of 90% using BAM as benchmark, and (iv) risk-free rate of 2.92%.

7.	Loans receivable

During the year ended 31 July 2022, the Company advanced $1,234,168 (2021 - $1,207,375) to CCG and received repayments totaling $843,000 (2021 - $848,821) for a net increase in loan receivable of $391,168 (2021 - $358,554). At 31 July 2022, the amount receivable from CCG was $789,984 (2021 - $398,816).

The loan receivable at 31 July 2021 in the amount of $239,834 acquired from NMG LB (Note 11) is due from an arm’s length party that is unsecured, non-interest bearing and due on demand. During the year ended 31 July 2022, the Company recorded an impairment loss of $239,834 related to this loan to a carry value of $Nil at 31 July 2022 (2021 - $239,834).

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

	31 July 2022	31 July 2021
Loan receivable (payable) to NMG Ohio
Opening balance	$891,279	$(466,495)
Advances provided to NMG Ohio	64,598	1,120,015
Foreign exchange	-	4,671
Transferred to NMG OH 1 and reclassified to respective net assets acquired	(955,877)	233,088

Loan receivable (payable) to NMG Ohio	$-	$891,279

9.	Investment in and advances to GLDH

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

F-16

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

The Company’s total investment in GLDH was as follows:

Note receivable	$8,910,854
Interest income accrued on the Note	88,143
Advances for working capital	3,030
Expensed during the year	(188,879)
Foreign exchange	99,585

Balance – 31 July 2020	8,912,733

Impairment loss	(534,165)
Acquisition of ShowGrow Long Beach dispensary (Note 11) – 28 August 2020	(8,378,568)
Balance – 31 July 2021	-

10.	Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Total
Cost:
Balance, 31 July 2021	$401,571	$466,110	$570,702	$51,108	$38,717	$10,335	$5,055,799	$6,594,342
Additions (disposals)	237,416	-	10,633	11,994	-	-	1,454,392	1,714,435
Balance, 31 July 2022	638,987	466,110	581,335	63,102	38,717	10,335	6,510,191	8,308,777

Accumulated Depreciation:
Balance, 31 July 2021	49,765	250,544	210,166	21,722	24,328	1,790	1,142,237	1,700,552
Depreciation	73,826	68,312	80,563	8,158	5,531	1,476	729,825	967,691
Balance, 31 July 2022	123,591	318,856	290,729	29,880	29,859	3,266	1,872,062	2,668,243

Net Book Value:
At 31 July 2021	351,806	215,566	360,536	29,386	14,389	8,545	3,913,562	4,893,790
At 31 July 2022	$515,396	$147,254	$290,606	$33,222	$8,858	$7,069	$4,638,129	$5,640,534

For the year ended 31 July 2022, a total depreciation of $223,764 (2021 - $765,857) was included in General and Administrative Expenses and a total depreciation of $745,393 (2021 - $453,884) was included in Cost of Sales.

11.	Business Acquisitions

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

Canopy Monterey Bay, LLC

On 30 November 2021, the Company entered into two definitive agreements with Canopy Monterey Bay, LLC (“Canopy”) and the membership interest owners (the “Sellers”) of Canopy to acquire an aggregate of 100% of Canopy, which owns a retail dispensary in the limited license jurisdiction of Seaside, California, to expand our retail operations.

The first purchase agreement (“PA #1”) between DEP and Canopy and all of the Sellers provides for the assignment of 80% of the membership interests of Canopy to DEP in exchange for a purchase price of $4,800,000 comprised of $2,500,000 in cash (the “Cash Purchase Price”) and a secured promissory note in the amount of $2,300,000 bearing interest at a rate of 10% per annum compounded annually and having a maturity date of five years from the effective date of PA #1. Interest is payable for the first 6 months with the principal and accrued interest due at maturity. There are no prepayment penalties. The Cash Purchase Price is to be paid into escrow pursuant to an escrow agreement between the parties to PA #1 and Secured Trust Escrow, which Cash Purchase Price is to be released to the Sellers upon the receipt of city and state approval and completion of the audited annual financial statements (the “Financial Statements”) of Canopy, or returned to DEP in the event of the denial of city or state approval or failure to complete the Financial Statements and the agreement is terminated, in which case the 80% membership interests will be transferred back to the Sellers and the promissory note will automatically be terminated. As of the date hereof, the city and state approvals have been received and the formal closing of the purchase of the 80% of the membership interests in Canopy closed in June 2022.

The second purchase agreement (“PA #2”) between DEP and the one continuing Seller provides for the assignment of the remaining 20% of the membership interests of Canopy to DEP following the receipt of the city and state approval and completion of the Financial Statements under PA #1 in exchange for $1,000,000 to be paid in either shares of common stock of the Company (the “Consideration Shares”) or in cash at DEP’s sole option if such payment takes place within six (6) months following the execution of PA #1. If DEP elects to pay the purchase price in Consideration Shares, the amount of Consideration Shares shall be determined based on the 10 day volume weighted average price (“VWAP”) ending on 30 November 2021, which is US$0.3665 per share for a total of 2,728,156 shares (issued) (Note 16). In the event that six (6) months following the execution of PA #1, the value of the Consideration Shares have decreased such that total value of the Consideration Shares is less than ninety percent (90%) of its value, DEP agrees to cause the Company to issue an additional $100,000 worth of shares of common stock of the Company (the “Additional Shares”) to be issued to the one continuing Seller based on the ten day VWAP calculated as of six (6) months following the closing of PA #1. This was included as contingent consideration in the purchase price and $100,000 was recorded in accounts payable at 31 July 2022. PA #2 contains a working capital adjustment provision, which provides that if there is a working capital deficiency as of the closing date of PA #1, then the purchase price under PA #2 shall be reduced by the amount of the deficiency, and if there is a working capital surplus as of the closing date of PA #1, then the purchase price under PA #2 shall be increased by the amount of the surplus.

On or around 1 December 2021, 80% of the membership interests of Canopy were transferred to DEP for purposes of applying for city and state approvals of the change in ownership of Canopy, however, the purchase price consideration of (i) $2.5 million in cash, and (ii) a promissory note in the amount of $2.3 million to be paid by DEP, were placed in escrow and not to be released to the sellers of the 80% membership interests in Canopy until the city and state approvals have been received and the Financial Statements of Canopy are completed. If the city or state approvals are not received, or the Financial Statements of Canopy are not completed, then the Buyer may terminate the membership interest purchase agreement requiring the membership interests in Canopy to be transferred back to the sellers and the escrow agent to deliver back to DEP the cash consideration and the promissory note shall automatically be terminated. As of the date hereof, the city and state approvals have been received and the formal closing of the purchase of the 80% membership interests in Canopy closed in June 2022.

On 17 June 2022, the Company, through its wholly owned subsidiary, DEP Nevada, Inc., entered into the first amendment to PA #1 and PA #2 (the “First Amendment”) whereby the cash purchase price under PA #1 will be reduced from $2.5 million to $1.25 million and the Company will issue $1.25 million shares of common stock of the Company to the Sellers based on the 10 day volume weighted average price (“VWAP”) for the ten (10) consecutive trading days prior to the effective date of the First Amendment (the “Effective Date”) and subject to compliance with the policies of the Canadian Securities Exchange (the “CSE”), which equates to 9,328,358 shares of common stock. The Company will also issue additional shares to Cary Stiebel equal to the difference between the amount of the shares of common stock of the Company that were issued by the Company to Mr. Stiebel on December 3, 2021 (the “PA #2 Shares”) and the amount of shares that Mr. Stiebel would have received had the VWAP for the PA #2 Shares been calculated as of the Effective Date (the “Additional PA #2 Shares”) which equates to 4,734,530 shares of common stock. Additionally, on the date that is eighteen (18) months (548 days) following the Effective Date of this First Amendment (the “Additional Share Issuance Date”) the Company will issue $100,000 worth of shares to the Sellers based on the ten (10) day VWAP and subject to compliance with the policies of the CSE, calculated as of the Additional Share Issuance Date.  This $100,000 was recorded as consulting fees for the year ended 31 July 2022.  Furthermore, DEP shall cause the Company to issue to Mr. Stiebel $300,000 worth of shares of common stock of the Company within three (3) days following the Effective Date of this First Amendment, and subject to compliance with the policies of the CSE (the “Additional True up Shares”) which equates to 2,238,806 shares of common stock. Prior to the conclusion of the calculation of the actual working capital in accordance with PA #1 and PA #2, Sellers shall complete, execute and deliver to DEP Schedule D to the First Amendment, which shall set forth the amount of Additional True-up Shares each Seller is entitled to (as applicable) and such Additional True-up Shares shall be retitled in accordance with Schedule D to the First Amendment. In the event Schedule D to the First Amendment is not completed, executed and delivered to DEP prior to the conclusion of the calculation of the actual working capital, DEP shall have no obligation to retitle the shares and all Sellers hereby waive any claims against DEP and the Company in connection with such issuance made in accordance with Section 2(b)(v) of the First Amendment. Upon conclusion of the calculation of the actual working capital in accordance with PA #1 and PA #2, the parties agree as follows:

(c)

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

© If the actual working capital is greater than the target working capital and the Additional True-up Shares are insufficient to cover the DEP Deficit, all of the Additional True-up Shares shall be issued to Sellers and the parties agree that any additional amounts owed to the Sellers shall be paid by DEP to the Sellers via additional shares of common stock of the Company.

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

Purchase consideration
Cash	1,250,000
Promissory note	2,300,000
Shares of common stock (Note 16)	2,189,544
Contingent consideration	100,000
5,839,544
Assets acquired:
Cash	378,503
Prepaid expenses	241,449
Inventory	630,039
Liabilities assumed:
Trade payable and accrued liabilities	(266,307)
Income taxes payable	(1,229,213)

Net liabilities acquired	(245,529)
Brand and licenses	1,240,000
Goodwill	4,845,073
TOTAL	$5,839,544

During the year ended 31 July 2022, the Company also recorded a loss on settlement of contingent consideration of $503,179 resulting from the fair value adjustment of the Company’s shares of common stock that have not been issued at 31 July 2022 and also recorded a consulting fee of $100,000 to be paid to the sellers in shares that was not included in the purchase consideration.

Pro Forma

The following table summarizes the results of operations of Canopy since the acquisition dates included in the Company’s consolidated results of operations for the year ended 31 July 2022:

Canopy
Revenue	$4,793,369
Net income	$313,128

The following table summarizes our consolidated results of operations for the years ended 31 July 2022 and 2021 as though the acquisitions of The Clubhouse Dispensary, Showgrow LB and Canopy had occurred on 1 August 2020.

	Year ended 31 July 2022
	As Reported	Pro Forma (unaudited)
Revenue	31,638,163	34,927,334
Net loss	(28,228,104)	(28,212,341)

	Year ended 31 July 2021
	As Reported	Pro Forma (unaudited)
Revenue	26,900,869	37,718,572
Net income	(1,976,461)	(1,127,012)

The unaudited pro forma information set forth above is for informational purposes only and include all adjustments necessary for the fair presentation, in all material respects, of the Company’s combined operations including the Clubhouse Dispensary, Showgrow LB and Canopy as if the business combinations occurred on 1 August 2020. No adjustments have been made to reflect potential cost savings that may occur subsequent to completion of the transactions. The unaudited pro forma financial information is not intended to reflect the results of operations of the Company which would have actually resulted had the proposed transaction been effected on the date indicated above. Further, the unaudited pro forma financial information is not necessarily indicative of the results of operations that may be obtained in the future. The actual pro forma adjustments will depend on a number of factors, and could result in a change to the unaudited pro forma financial information.

12.	Goodwill and Intangible Assets, Net

The following table displays the changes in the gross carrying amount of goodwill:

Balance at 31 July 2021	$5,168,902
Increase due to acquisitions – Canopy	4,845,073
Impairment	(10,013,975)
Balance at 31 July 2022	$-

During the year ended 31 July 2022, the Company recorded an impairment loss of $10,013,975 related to the goodwill acquired previously.  The Company’s two reporting units are wholesale and retail.  Impairment of $2,635,721 was recorded for the wholesale reporting unit’s goodwill to a carrying amount of $Nil.  Impairment of $7,378,254 was recorded for the retail reporting unit’s goodwill to a carrying amount of $Nil.

Intangible assets consisted of the following:

			As of 31 July 2022
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Intangible assets:
Brand	$425,000	-	$-	$425,000
Licenses	13,813,508	10.0	(2,432,938)	11,380,570
Customer relationships	90,000	5.0	(34,255)	55,745

Total intangible assets	$14,328,508		$(2,467,193)	$11,861,315

			As of 31 July 2021
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Intangible assets:
Brand	$247,000	-	$-	$247,000
Licenses	20,718,508	10.0	(1,184,175)	19,534,333
Customer relationships	90,000	5.0	(16,265)	73,735

Total intangible assets	$21,055,508		$(1,200,440)	$19,855,068

During the year ended 31 July 2022, the Company recorded an impairment loss of $42,000 and $7,925,000 related to NMG’s brand and licenses, respectively.

Amortization expense for intangible assets was $266,753 and $1,122,145 for the years ended 31 July 2022 and 2021, respectively.

The expected amortization of the intangible assets, as of 31 July 2022, for each of the next five years and thereafter is as follows:

2023	$1,301,106
2024	1,304,671
2025	1,301,106
2026	1,284,841
2027	1,283,116
Thereafter	4,961,475
$11,436,315

13.	Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the years ended 31 July 2022 and 2021 are as follows:

	For the year ended 31 July 2022	For the year ended 31 July 2021
A company controlled by the President, Chief Executive Officer and a director Management fees	$284,533	$159,657
A company controlled by the Chief Financial Officer and a director Management fees	134,693	109,487
A company controlled by a former director and former President of NMG Management fees	-	65,000
A company controlled by the Corporate Secretary Management fees	87,748	70,990
	$506,974	$405,134

Amounts owing to related parties at 31 July 2022 and 2021 are as follows:

a)	As of 31 July 2022, the Company owed $102,480 (2021 - $26,841) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 31 July 2022, the Company owed $31,704 (2021 - $Nil) to the Chief Operating Officer.

c)	As of 31 July 2022, the Company owed $10,780 (2021 - $18,914) to the Chief Financial Officer of the Company and a company controlled by him.

d)	As of 31 July 2022, the Company owed $18,898 (2021 - $6,319) to the Corporate Secretary of the Company and a company controlled by him.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

14.	Loans payable

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

The Amendment No. 2 to Loan Agreement was accounted for as a modification consistent with ASC 470-50, Debt Modification, where the lender fees, including 1,000,000 additional common stock purchase warrants and the exit fee of $100,000, are capitalized and amortized as par to the effective yield. The fair value of the 1,000,000 Warrants were valued at $79,585 using the Black Scholes Option Pricing Model using the following assumptions:

Expected life of the options	2.50 years
Expected volatility	102%
Expected dividend yield	0%
Risk-free interest rate	3.39%

During the year ended 31 July 2022, the Company recorded $474,350 related to the amortization of debt discount and $893,901 related to the interest expense. As of 31 July 2022, the remaining debt discount was $1,573,031.

Long Beach loan

The loan payable at 31 July 2022 in the amount of $12,535 assumed from NMG LB (Note 11) is unsecured, non-interest bearing and has no set terms of repayment.

Canopy loan

On 30 November 2021, the Company completed PA #1 related to the Company’s acquisition of initial 80% interest in Canopy (Note 11). In connection with PA #1, DEP entered into secured promissory note (the “Promissory Note”) promising to pay $2,300,000 to the Sellers bearing interest at a rate of 10% per annum compounded annually and having a maturity date of 30 November 2026. The Promissory Note was delivered as partial consideration for DEP’s agreement to purchase 80% of the issued and outstanding membership interests (the “Purchased Interests) of Canopy from the Sellers. See Note 11.

15.	Operating leases

a)

On 10 November 2017, Nevada Medical Group, LLC entered a ten-year lease agreement with Resort Holdings 5, LLC, a Nevada limited liability company, for the property located at 3375 Pepper Lane, Las Vegas, NV, containing approximately 18,000 square feet. We have four options to extend the lease agreement and each option is for five years. In July 2018, Resort Holdings 5, LLC, the landlord, sold the property to a third party and assigned the lease to Minor Street Properties, LLC. All lease terms remained the same. On 9 May 2022, we amended the lease agreement which exercised our first option to extend the lease for an additional five years with rent during the option term subject to a 3% increase on each anniversary date of the lease. The monthly rent was $13,659 + common area expenses and increased to $14,068 + common area expenses on 1 January 2022. Currently, the guaranteed minimum monthly rent is subject to a 2% increase on each anniversary date of the lease.

b)

On 7 May 2019, Nevada Medical Group, LLC entered into a five-year lease agreement with Haigaz and Nora Atamian, commercial property owners, for the property located at 6420 Sunset Corporate Drive, Las Vegas, NV, containing approximately 7,700 square feet. We have two options to extend the lease for an additional three-year term and an option to purchase the property at any point during the initial term. The monthly rent was $6,478 + common area expenses and increased to $6,704 + common area expenses on 1 May 2022. The guaranteed minimum monthly rent is subject to a $0.03 per square foot, per month, increase on each anniversary date of the lease for years one through three of the term and $0.04 per square foot, per month, increase on each anniversary date of the lease for years four through five of the term.

c)

On 1 December 2018, SGSD, LLC entered into a five-year lease agreement with Green Road, LLC, a California limited liability company, for the property located at 7625 Carroll Road, San Diego, California, containing approximately 4,600 square feet. On June 13, 2019, SGSD, LLC assigned the lease to NMG San Diego, LLC. Under the terms of the assignment and first amendment to the original lease agreement dated 13 June 2019, we have three options to extend the lease and each option is for five years. The monthly base rent was $15,913 + common area expenses and increased to $16,390 + common area expenses on 1 December 2021. The guaranteed monthly rent is subject to a 6% increase on each anniversary date of the lease, based on increases in the Consumer Price Index for San Diego County. The lease contains a sale bonus provision of $1,000,000 or 10% of the purchase price of the entire business, whichever is greater, in the event of sale or assignment of the lease.

d)

On 2 August 2018, NMG Ohio, LLC entered into a three-year lease agreement with MMCA Development, LLC, an Ohio limited liability company, for the property located at 709 Sugar Lane, Elyria, Ohio 44035, containing approximately 4,100 square feet. The Company has three options to extend the lease and each option is for three years. On 14 August 2020, NMG Ohio, LLC assigned the lease agreement to NMG OH 1, LLC. On 11 May 2021, we exercised our option to extend the lease agreement for an additional three years. The rent was $4,000 per month and increased to $4,200 per month on 1 July 2021. The minimum monthly rent is subject to a 5% increase for each option period.

e)

On 10 January 2017, SJK Services, LLC entered into a five-year lease agreement with Meng Lin Zhang, a commercial property owner, for the property located at 3411 E. Anaheim St., Long Beach, California, containing approximately 1,856 square feet. On 7 September 2018, SJK Services, LLC amended its lease agreement with Meng Lin Zhang. On 14 December 2018, SJK Services, LLC assigned the amended lease agreement to The Airport Collective, Inc., a California corporation. On 8 March 2019, The Airport Collective, Inc. assigned the amended lease agreement to NMG Long Beach, LLC. On 14 June 2021, we exercised our option to extend the lease agreement for one additional term of five years. On 1 March 2022, we amended the lease agreement to include two additional options to extend the lease agreement for five years each and expanded the lease agreement to include 3413 E. Anaheim St., Long Beach, California, containing approximately 816 square feet. The guaranteed minimum monthly base rent was $7,316 + common area expenses for unit 3411 and increased to $7,682 + common area expenses, totaling $9,340 every month, and is subject to a 5% increase on each anniversary date of the lease. The guaranteed monthly base rent for unit 3413 is $1,632 + common area expenses and is subject to a 3% increase on each anniversary date of the lease agreement.

f)

On 1 October 2019, NMG Ohio, LLC entered into a three-year lease agreement with MMCA Development, LLC, an Ohio limited liability company, for the property located at 719 Sugar Lane, Elyria, Ohio 44035, containing approximately 4,000 square feet. We have three options to extend the lease agreement for an additional three-year term. The guaranteed minimum monthly rent is subject to 5% increase for each option period. On 1 September 2021, the lease agreement was assigned to NMG OH P1, LLC with the same terms. On 18 October 2022, NMG OH P1, LLC extended the lease agreement with MMCA Development, LLC for one additional term of three years. The base rent is $4,200 plus common area expenses.

g)

On 23 April 23, 2021, NMG MI 1, Inc. entered into a five-year lease agreement with Kendal Properties, LLC, a Michigan limited liability company, for the property located at 885 E. Apple Ave., Muskegon, Michigan 49442, containing approximately 2,500 square feet. The base rent is $5,000 during the operational period, which began after the rent abatement and reduced rent periods. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each.

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

During the year ended 31 July 2022, the Company accrued $151,480 as all milestones were met and later issued the necessary common shares to settle $75,000 of this liability (Note 16).

On 3 March 2022, the Company’s subsidiary, NMG MI 1, Inc. entered into an Amendment No. 1 to Lease Agreement with Kendal Properties, LLC with respect to the premises located at 885 E. Apple Ave., Muskegon, Michigan, whereby the parties amended the original Lease Agreement to provide that two of the milestone payments that were to be made in the form of the Company’s shares are to now be made in the form of cash. At 31 July 2022, the accrued liabilities for the above milestones are fully settled.

h)

On 10 February 2021, NMG MI C1, Inc. entered into a five-year lease agreement with 254 River Street, LLC, a Michigan limited liability company, for the property located at 254 River St., Manistee, Michigan 49660, containing approximately 30,000 square feet. The base rent is $22,500 during the operational period, beginning after the rent abatement and reduced rent periods. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each. The license(s) would allow NMG MI C1 to operate a cultivation facility for adult-use and/or medical marihuana and all activities permissible under the Michigan and Manistee Marihuana Laws. The license(s) would allow NMG MI C1 to operate a cultivation facility for adult use and/or medical marihuana and all activities permissible under the Michigan and Manistee Marihuana Laws.

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

i)

On 10 February 2021, NMG MI P1, Inc. entered into a five-year lease agreement with 254 River Street, LLC, a Michigan limited liability company, for the property located at 254 River St., Manistee, Michigan 49660, containing approximately 30,000 square feet. The base rent is $7,500 during the operational period, beginning after the rent abatement and reduced rent periods. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each. The license(s) would allow NMG MI P1 to operate a production facility for adult-use and/or medical marihuana and all activities permissible under the Michigan and Manistee Marihuana Laws.

Upon NMG MI P1 receiving one or more Licenses, NMG MI P1 agrees to cause the Company to issue common shares having a value of up to $400,000 to River Street, with portions of the Common Shares to be issued upon the achievement of certain milestones as follows:=

i.	US$200,000 of common shares to be issued within 30 days of NMG MI P1 receiving local and state commercial marihuana processing licenses; and

ii.

US$200,000 of common shares to be issued within 30 days of passing final inspections at the premises with respect to processing and receiving local operating permit to begin commercial marihuana processing operations at the premises.

During the year ended 31 July 2022, a total deposit $470,546 for prior year shares were reclassified and incorporated into the right-of-use asset and lease liabilities related to the Company’s leases for the River Street.

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

j)

On 1 July 2021, the Company’s subsidiary Canopy Monterey Bay, LLC assumed and entered into a three-and-a-half-year lease agreement for the property located at 1900 Fremont Blvd., Seaside, California 93955. On 1 December 2021, Canopy Monterey Bay, LLC entered into a second amendment that includes three options to extend the lease agreement for five years each with 3% annual base rent increases. The base rent is now $9,270 per month until June 2023.

Canopy Monterey Bay, LLC agreed to pay the landlord a maintenance fee equal to 1.5% of gross sales each month.

k)

On 7 April 2022, DEP Nevada, Inc. entered into a three-year lease agreement with 2625 GV, LLC, a Nevada limited liability company, for the property located at 2625 N. Green Valley Pkwy., Ste 150, Henderson, Nevada 89014, containing approximately 5,059 square feet. The base rent is $4,482 per month plus common area expenses. The lease agreement includes 4% annual base rent increases and two options to extend for three years each.

l)

On 4 December 2020, NMG CA P1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suite 1, Cathedral City, California 92234, containing approximately 5,840 square feet. The lease agreement includes 3% annual base rent increases and two options to extend for five-years each. We amended the lease agreement on 27 January 2022, which extended the term to 31 December 2026 and rent commencement date. The base rent is $6,028 plus common area expenses for the first six months and increases to $9,590 plus common area expenses on the seventh month.

During the year ended 31 July 2022, the Company recorded a total lease expense of $1,103,849 related to the accretion of lease liabilities and the depreciation of right-of-use assets of which $856,697 was included in General and Administrative Expenses and $247,152 was included in Cost of Sales.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$862,294
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,568,672

Weighted-average remaining lease term – operating leases	7.32 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2023	$1,309,292
2024	1,280,541
2025	1,308,943
2026	1,248,160
2027	1,110,515
Thereafter	3,172,662
Total lease payments	$9,430,113
Less imputed interest	(3,310,740)
Total	$6,119,373
Less current portion	(604,445)
Long term portion	5,514,928

The Company has entered into two lease agreements for operations with terms similar to current lease agreements that are not yet effective, as certain conditions required have not yet occurred. The Company paid a deposit of $113,828 during the year ended 31 July 2022 recorded in Deposits on the balance sheet.

During the year ended 31 July 2022, the Company recorded an impairment loss of $2,296,383 related to the two right-of-use assets in Michigan for NMG MI C1 and NMG MI P1 as the Company is re-evaluating these two projects.

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

On 21 September 2021, the Company issued 238,929 common shares and 1,304,601 common shares based on the terms and conditions of the two lease agreements for the Manistee, Michigan premises (Notes 15 and 18).

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

On 15 July 2022, the Company issued 319,149 common shares to one entity based on the terms and conditions of the certain lease agreement for the Muskegon, Michigan premises.

Stock options

The Company previously approved an incentive stock option plan, pursuant to which the Company may grant stock options up to an aggregate of 10% of the issued and outstanding common shares in the capital of the Company from time to time.

	Number of options	Weighted average exercise price		Weighted average contractual term remaining (in years)		Aggregate intrinsic value
Outstanding at 31 July 2020	9,155,000	CAD$	0.70	3.48	CAD$	-
Granted	1,500,000	CAD$	0.61
Cancelled	(100,000)	CAD$	0.66
Exercised	(700,000)	CAD$	0.57
Outstanding at 31 July 2021	9,855,000	CAD$	0.71	2.76	CAD$	3,750
Granted	848,000	CAD$	0.37
Cancelled	(1,250,000)	CAD$	0.70
Outstanding at 31 July 2022	9,453,000	CAD$	0.67	2.11	CAD$	-
Vested and fully exercisable at 31 July 2022	8,492,000	CAD$	0.67

On 30 November 2021, the Company issued 448,000 stock options with an exercise price of CAD$0.44 per share for a term of five years expiring on 30 November 2026. The options were granted to current directors and officers of the Company. The options are subject to vesting provisions such that 25% of the options vest 6 months from the date of grant, 25% of the options vest 12 months from the date of grant, 25% of the options vest 18 months from the date of grant and 25% of the options vest 24 months from the date of grant. The total fair value of the stock options granted was calculated to be $99,241 (CAD$125,925). During the year ended 31 July 2022, the Company recorded a stock-based compensation of $60,792 (CAD$77,137) (2021 - $Nil) related to these options.

On 30 November 2021, the Company issued 200,000 stock options with an exercise price of CAD$0.44 per share for a term of three years expiring on November 30, 2024. The total fair value of the stock options granted was calculated to be $33,484 (CAD$42,487). During the year ended 31 July 2022, the Company recorded a stock-based compensation of $33,484 (CAD$42,487) (2021 - $Nil) related to these options.

On 8 July 2022, the Company issued 200,000 stock options with an exercise price of CAD$0.15 per share for a term of five years expiring on July 8, 2027.  The total fair value of the stock options granted was calculated to be $13,247 (CAD$16,809). During the year ended 31 July 2022, the Company recorded a consulting fee of $13,247 (CAD$16,809) (2021 - $Nil) related to these options.

The assumptions used in the Black-Scholes Option Pricing Model are as follows:

	31 July 2022	31 July 2021
Expected life of the options	1.81 – 3.125 years	1.81 – 3.125 years
Expected volatility	94% - 102%	101% - 195%
Expected dividend yield	0%	0%
Risk-free interest rate	0.97% - 3.09%	0.25% - 1.43%

Grant Dates	Fair Value on Grant Date		Unrecognized stock-based compensation – beginning		Stock-based compensation recognized during the year	Unrecognized stock-based compensation – ending
21 August 2019	CAD$	1,818,232	CAD$	13,277	$10,464 (CAD$13,277)	CAD$	-
1 October 2019	CAD$	191,960	CAD$	4,139	$3,262 (CAD$4,139)	CAD$	-
23 January 2020	CAD$	90,608	CAD$	5,271	$4,154 (CAD$5,271)	CAD$	-
1 March 2020	CAD$	75,331	CAD$	6,539	$5,153 (CAD$6,539)	CAD$	-
30 April 2020	CAD$	701,863	CAD$	94,475	$74,456 (CAD$94,475)	CAD$	-
6 March 2021	CAD$	577,928	CAD$	327,091	$218,243 (CAD$276,924)	CAD$	50,167
5 April 2021	CAD$	82,409	CAD$	32,048	$25,257 (CAD$32,048)	CAD$	-
30 November 2021	CAD$	125,925	CAD$	125,925	$60,792 (CAD$77,137)	CAD$	48,788
30 November 2021	CAD$	42,487	CAD$	42,487	$33,484 (CAD$42,487)	CAD$	-
8 July 2022	CAD$	16,809	CAD$	16,809	$13,246 (CAD16,809)	CAD$	-
TOTAL	CAD$	3,724,552	CAD$	668,061	$448,512 (CAD$569,106)(1)	CAD$	98,955

(1)	$13,246 related to options granted on 8 July 2022 was recorded as consulting fees.

Share purchase warrants and brokers’ warrants

	Number of warrants	Weighted average exercise price
Outstanding at 31 July 2020	12,415,284	CAD$1.49
Issued	4,800,000	USD$0.40
Outstanding at 31 July 2021(1)	17,215,284	CAD$1.21
Issued	1,000,000	USD$0.16
Outstanding at 31 July 2022(1)	18,215,284	CAD$1.13

(1)

This figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by March 31, 2023, or cancelled if we do not draw on the Delayed Draw Term Loan. Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until July 19, 2025.

 As of 31 July 2022, the following warrants are outstanding:

Number of warrants outstanding and exercisable		Exercise price	Expiry dates
11,780,134	CAD$	1.50	17 May 2023
635,150	CAD$	1.25	16 May 2023
4,800,000	USD$	0.40	19 July 2025
1,000,000	USD$	0.16	14 June 2027
18,215,284	CAD$	1.16

During the year ended 31 July 2022, the Company issued 1,000,000 warrants in connection with Amendment No. 2 to Loan Agreement (Note 14).

During the year ended 31 July 2021, the Company issued 4,800,000 warrants related to the Initial Term Loan (Note 14).

17.	Segment Information and Major Customers

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

Segment revenue and operating income were as follows during the years ended 31 July 2022:

Year Ended July 31,	2022

Revenue
Wholesale	$5,324,804
Retail	26,313,359
All others	-
Total	$31,638,163

Year Ended July 31,	2022

Net loss
Wholesale	$(13,718,691)
Retail	(5,321,066)
All others	(9,188,347)
Total	$(28,228,104)

Segment revenue and operating income were as follows during the years ended 31 July 2021:

Year Ended July 31,	2021

Revenue
Wholesale	$8,103,674
Retail	18,797,195
All others	-
Total	$26,900,869

Year Ended July 31,	2021

Net loss
Wholesale	$2,999,697
Retail	2,551,396
All others	(7,527,554)
Total	$(1,976,461)

During the years ended 31 July 2022 and 2021, the Company had no major customer over 10% of its revenues.

18.	Supplemental Disclosures with Respect to Cash Flows

	Year Ended 31 July
	2022	2021
Cash paid during the year for interest	$876,364	$-
Cash paid during the year for income taxes	$3,436,572	$582,152

On closing of the acquisition of NMG Ohio, the balance of $955,877 was reclassified from loans receivable to respective net assets acquired (Note 8), including $887,495 of property and equipment.

Pursuant to certain licensing milestones being achieved under a lease agreement for a premises in Muskegon, Michigan and certain licensing and operational milestones being achieved under two lease agreements for a premises in Manistee, Michigan, on 21 September 2021, the Company issued 238,929 shares of common stock to one entity based on the terms and conditions of the certain lease agreement for the Muskegon, Michigan premises and issued an aggregate of 1,304,601 shares of common stock to another entity based on the terms and conditions of the two lease agreements for the Manistee, Michigan premises (Notes 15 and 16). These shares had an aggregate fair value of $547,026.

On 15 July 2022, the Company issued 319,149 common shares to one entity with a fair value of $31,822 based on the terms and conditions of the certain lease agreement for the Muskegon, Michigan premises.

On the assumption of an additional leases in Ohio and Michigan and lease amendments in Nevada and Long Beach (Note 15), the Company recognized right-of-use assets, and a corresponding increase in lease liabilities, in the amount of $4,462,370 which represented the present value of future lease payments using a discount rate of 12% per annum.

Pursuant to the PA #2 for the acquisition of Canopy’s membership interest, the Company issued 2,728,156 common shares in escrow (Notes 11 and 16).

Pursuant to the Amendment No. 2 to Loan Agreement, the Company paid the lender fees, including 1,000,000 common stock purchase warrants and accrued the exit fee of $100,000. The fair value of the 1,000,000 Warrants were valued at $79,585 using the Black Scholes Option Pricing Model.

19.	Commitments

During the year ended 31 July 2022, pursuant to the ShowGrow Long Beach Purchase Agreement (Note 9), the Company issued 2,681,006 common shares in escrow. The share consideration remains subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which is expected to occur in the near future. Any final settlement that is different than liabilities’ balances currently recorded will be allocated to other income or expense.

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

21.	Income Taxes

A reconciliation of income taxes at statutory rates with the reported taxes for the years ended 31 July 2022 and 2021 is as follows:

The (benefit) expense for income taxes consists of the following:

	2022	2021

Current:
Federal	$2,277,868	$2,281,497
State	85,867	99,322
	2,363,735	2,380,819

Deferred:
Federal	6,598	(214,352)
State	222,832	242
	229,430	(214,110)

Total expense for income taxes	$2,593,165	$2,166,709

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

	2022	2021

Net loss for the year before income tax	$(25,634,939)	$190,248
Federal and state income tax rates	21.00%	21.00%

Expected income tax recovery	(5,383,335)	39,951
IRC 280E disallowance	8,208,764	1,935,581
Stock options	118,816	243,829
Impairment of consolidated investment	-	176,816
Other permanent differences	(78,052)	(82,301)
Opening deferred tax adjustments	(602,555)	(284,621)
State taxes	(394,760)	7,598
Change in benefit not recognized	724,287	129,856

Total income tax expense	$2,593,165	$2,166,709

The impact of the loss on impairment of goodwill, intangible assets, ROU assets, and loans receivable in the aggregate amount of $20,517,192 is included in the IRC 280E disallowance for 2022. Approximately $4.3 million was included in the IRC 280E disallowance for the year ended 31 July 2022 related to the impairment losses.

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	As at 31 July 2022	As at 31 July 2021

Deferred income tax asset
Lease liabilities	$342,437	$123,208
Net income tax operating loss carry forward	276,739	-
Brand and license	559,032	-
Inventory	(541,689)	-
Investments	126,395	6,648
Deferred tax allowance	(854,143)	(129,856)
Deferred income tax liability
Property and equipment – Non right-of-use	(103,601)	(39,603)
Property and equipment – Right-of-use	(232,940)	(101,404)
Brand and license	-	(57,332)

Net deferred income tax liability	$(427,770)	$(198,339)

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended 31 July 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of 31 July 2022, a valuation allowance of $854,143 and as of 31 July 2022 (2021 - $129,856), has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As a result of an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, which occurred in the 31 July 2016 fiscal year, we are limited in our ability to utilize our net operating loss carryforwards and certain other built-in deductions in computing our taxable income beginning with the ownership change date. As a result, $2,450,364 of our net operating loss is limited. We have state tax loss carryforwards of $3.1 million, which expire at various times through July 31, 2042.

Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions, excluding the impact of penalties and interest. The tax accounting method was changed to the Farm Price method which allows a more granular assessment of each expense, for the cultivation and manufacturing operations only, to be applied and expensed as cost of goods, to determine net taxable income

	As at 31 July 2022	As at 31 July 2021

Beginning year balance	$966,992	$966,992
Increase related to prior year tax positions	-	-
Increase related to current year tax positions	-	-

Ending year balance	$996,992	$966,992

Of the $966,992 of gross unrecognized tax benefits from uncertain tax positions outstanding as of 31 July 2022, $Nil would affect our effective tax rate if recognized.

Interest related to uncertain tax positions are required to be calculated, if applicable, and would be classified as “interest expense” in the two statements of operations. Penalties would be recognized as a component of “general and administrative expenses”. As of 31 July 2022, $48,959 of interest and $Nil penalties were reported and as of 31 July 2022 (2021 - $24,750 and $Nil, respectively).

Our U.S. federal income tax returns for 31 July 2018 through 2020 are open to review by the U.S. Internal Revenue Service. Our state income tax returns for 31 July 2018 through 2020 are open to review, depending on the respective statute of limitation in each state.

As of 31 July 2022, we believe it is reasonably likely that, within the next twelve months, $Nil of the previously unrecognized tax benefits related to certain non-U.S. filing positions may be recognized due to the expirations of the statutes of limitations.

22.	Subsequent Events

Acquisition of Canopy Monterey Bay, LLC

On December 7, 2022, pursuant to the previously announced (i) membership interest purchase agreement (“MIPA #1”), dated November 30, 2021, as amended on June 17, 2022, entered into between the Company’s wholly-owned subsidiary, DEP Nevada, Inc. (“DEP”), Canopy Monterey Bay, LLC (“Canopy”) and the membership interest owners of Canopy, Carey Stiebel (the “Continuing Owner”), Jana Stiebel, Jayme Rivard, Adrian Dermicek and Laurie Johnson (collectively, the “Sellers”) to purchase eighty percent (80%) of the issued and outstanding membership interests of Canopy, and (ii) membership interest purchase agreement (“MIPA #2”), dated November 30, 2021, as amended on June 17, 2022, entered into between DEP and the Continuing Owner to purchase the remaining twenty percent (20%) of the issued and outstanding membership interests of Canopy, the Company through DEP completed the acquisition of all of the membership interests of Canopy from the Sellers and closed MIPA #1, as amended, and MIPA #2, as amended.

Pursuant to the closing of MIPA #1, as amended, and MIPA #2, as amended, the Company issued an aggregate of 16,301,694 shares of common stock to the Sellers in accordance with their instructions at a deemed price of US$0.134 per share.  2,238,806 of the 16,301,694 shares are being held in escrow ending the results of a working capital adjustment in accordance with MIPA #1 and MIPA #2.

Limited Waiver and Amendment to Loan Agreement

On December 12, 2022, the Company, the Guarantors (collectively, the “Loan Parties”) the Agent and the Lender entered into a Limited Waiver and Amendment to Loan Agreement (the “Limited Waiver and Amendment to Loan Agreement”) to deal with certain events of default that occurred under the Loan Agreement, as amended, with respect to (i) the Company’s failure to deliver to Agent the audited annual financial statements of the Company and its subsidiaries for the fiscal year ended July 31, 2022, on or before ninety (90) days after the end of such fiscal year in accordance with Section 7.2(c) of the Loan Agreement (the “First Specified Default”) and (ii) the Agent being informed that the Company anticipates that it will fail to deliver the quarterly financial statements of the Company and its subsidiaries for the fiscal quarter ending October 31, 2022, in form and substance acceptable to Agent, on or before forty-five (45) days after the end of such fiscal quarter, in accordance with Section 7.2(b) (the “Second Specified Default”, and together with the First Specified Default, the “Specified Defaults”).

Pursuant to the Limited Waiver and Amendment to Loan Agreement, the Agent and the Lender each waive the Specified Defaults on a limited one-time basis subject to the terms and conditions thereof until (i) with respect to the First Specified Default, 5:00 PM EST on December 30, 2022, and (ii) with respect to the Second Specified Default, 5:00 PM EST on January 13, 2023 (the “Waiver Period”); provided that if the Loan Parties do not deliver each of the Amended Deliverables (as defined below) on or before expiration of their respective Waiver Period; the waiver shall no longer be of any effect, and the Lender shall be entitled to enforce all remedies set forth in the Loan Agreement as of the date each Specified Default first occurred.

Subsequent to entering into the Limited Waiver and Amendment to Loan Agreement, the parties verbally agreed and confirmed via email on December 20, 2022, that Waiver Period for the First Specified Default shall be extended from December 30, 2022 to January 17, 2023, and the Waiver Period for the Second Specified Default shall be extended from January 13, 2023 to January 27, 2023; and that the corresponding amendments shall be made to sections 7.2(b) and 7.2(c) of the Loan Agreement as set forth above.

Convertible Debenture Financing

On December 19, 2022, the Company entered into Securities Purchase Agreements (“SPAs”) with each of BAM I, A Series of Bengal Catalyst Fund SPV, LP, a Delaware limited partnership, Mindset Value Fund LP, a Delaware limited partnership, and Mindset Value Wellness Fund LP, a Delaware limited partnership (collectively, the “Investors”) pursuant to which the Company issued to the Investors unsecured five-year convertible debentures in the aggregate principal amount of US$3,000,000 (the “Debentures”) bearing interest at 8% per annum, compounded annually, and common stock purchase warrants (the “Warrants”) to acquire 15,000,000 shares of common stock of the Company (each, a “Warrant Share”).  The proceeds from the sale of the Debentures and the Warrants will be used for business development purposes.

In addition, pursuant to the SPAs, following the closing and until the later of (a) the repayment or conversion of the Debentures, and (b) Bengal Impact Partners, LLC (“Bengal Capital”) (or any of its affiliates) ceasing to own at least 10% of the issued and outstanding shares of common stock on an as-converted basis in the aggregate, Bengal Capital shall be entitled to nominate one (1) director to the Company’s Board and one (1) Board observer, provided that the nominee director must meet the requirements of applicable corporate, securities and other applicable laws, and the policies of the Canadian Securities Exchange.

Agreement and Plan of Merger

On December 21, 2022, the Company, its wholly-owned subsidiary, DEP, BaM Body and Mind Dispensary NJ Inc., a New Jersey corporation and wholly owned subsidiary of DEP (the “Merger Sub”), CraftedPlants NJ Corp., a New Jersey corporation (the “CraftedPlants”) and certain shareholders of CraftedPlants (the “Sellers”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby Merger Sub merged with and into CraftedPlants as the surviving entity (in such capacity, the “Surviving Entity”), and following the consummation of the merger, which occurred on December 21, 2022, the Surviving Entity became a wholly-owned subsidiary of DEP and changed its name to BaM Body and Mind Dispensary NJ, Inc.

Bengal Catalyst Funds and CraftedPlants NJ Corp were both owned or managed by the principals of the Bengal Capital Group. As Joshua Rosen is a managing principal of the Bengal Capital Group, he was involved in both transactions of the convertible note investment and the merger acquisition of the NJ license.

Pursuant to the terms of the Merger Agreement, on the closing DEP delivered a cash payment of US$50,000 to the Sellers, with a delayed payment of US$120,000 to be paid to the Sellers upon funding of the project buildout.

Further, pursuant to the terms of the Merger Agreement, on December 21, 2022, the Company issued to the Sellers an aggregate of 16,666,667 shares of its common stock (the “Merger Consideration Shares”) at a deemed price of CAD$0.08 per share.  The Merger Consideration Shares will be held in escrow and will not be released to the Sellers until the Surviving Entity achieves certain milestones, however, the Sellers will still maintain the voting and participation rights with respect to the Merger Consideration Shares while being held in escrow.  The post-closing milestones are as follows:

1.

If, within two (2) years of the closing date, the Surviving Entity’s application is approved and is granted pending license approval from the New Jersey Cannabis Regulatory Commission (the “CRC”), 70% of the Merger Consideration Shares will be release from escrow.

2.	If, within three (3) years of the closing date, the Surviving Entity opens for business as a recreational cannabis dispensary, 30% of the Merger Consideration Shares will be released from escrow.

If either or both of the milestones are not achieved within the time periods after the closing date (the “Milestone Dates”), the Company shall have the option to cancel the Merger Consideration Shares attributable to the failed milestone by delivering written notice to Sellers and in the event of such cancellation, the portion of the Merger Consideration Shares attributable to the failed milestone shall be surrendered and cancelled without any further action required by the parties.  Notwithstanding the foregoing, if either or both of the milestones are not achieved (or if it becomes obvious that they will not be achieved) by their respective Milestone Dates because of delays that are not caused by the Sellers, the Sellers may, before the applicable Milestone Dates, provide notice to the Company, and the applicable Milestone Date will be extended to such date as is reasonably necessary for the milestone to be achieved.  The parties will work together in mutual good faith to determine the dates by when the milestones can be reasonably achieved.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2022 due to material weaknesses regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. The Company was unable to perform an adequate assessment and procedures in determining effective internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

Body and Mind executive officers and directors and their respective ages as of the date of this report are as follows:

Name and Position(1)	Age	Principal Occupation and Positions Held During the Last Five Years(1)
Michael Mills President, CEO and Director	53	President and CEO of Body and Mind Inc. (Aug 2019 to present);

Stephen ‘Trip’ Hoffman COO and Director	57

Chief Operating Officer of Body and Mind (Nov 2018 to present), principle officer of DEP Nevada, Nevada Medical Group, Canopy Monterey Bay, NMG Ohio, NMG OH 1, NMG OH P1, NMG MI 1, NMG MI C1, NMG MI P1, NMG Cathedral City, NMG Long Beach, NMG San Diego, and NMG Chula Vista.

Darren Tindale Corporate Secretary	49

Former CFO of Body and Mind Inc. (March, 2017 to Aug 2019). CFO of Batero Gold Corp. (Dec 2012 to Dec 2013). Director of Finance of Bingham Group Services Corp. (Dec 2015 to July 2016). Owner and President of Stonerock Financial Ltd. (June 2010 to present).

Alexis Podesta Director	42	Director of Body and Mind Inc. (March 2021 to present). Past Cabinet Secretary of the California Business, Consumer Services and Housing Agency.

Brent Reuter Director	55	Director of Body and Mind Inc. (Oct 2019 to present); Senior VP of investors relations and strategy for Australis Capital Inc. (October 2019 to present).

Dong Shim CFO and Director	39

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

Michael Mills Mr. Mills was appointed President and Interim Chief Executive Officer on August 21, 2019 and was previously the Vice-President, Communications of the Company from June 2018 to August 21, 2019. On January 23. 2020, Mr. Mills was elected as a director and on April 30, 2020, Mr. Mills was appointed as full-time CEO. Prior to joining the Company, Mr. Mills was the President of Fairlawn Capital Partners Ltd., a consulting company offering finance, communications and capital market solutions to public and private businesses. Mr. Mills has experience in industries including media, manufacturing and technology and held increasingly senior roles at the Financial Post and National Post newspapers. Mr. Mills obtained a Bachelor of Business Administration from Bishop’s University.

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

Significant Employees

Body and Mind does not have any employees and its officers and directors provide their services on a consulting basis. Body and Mind has approximately 128 full and part-time employees at all of its locations.

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

56

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

Section 16(A) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended July 31, 2022, except as follows:

Name	Position Held	Late or Unfiled Report
Michael Mills	President, CEO and Director	Form 4 filed late
Stephen Hoffman	COO and Director	Form 4 filed late
Australis Capital Inc.	Shareholder	2 Form 4s filed late

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

Previous grants will be taken into account when considering new grants and a maximum of 10% of the number of our issued and outstanding Common Shares are available for issuance under the 2012 Incentive Stock Option Plan. There are currently 7,553,000 stock options issued under the 2012 Incentive Stock Option Plan.

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

The compensation for those NEOs, directly or indirectly, for our most recently completed financial years ended July 31, 2022 and 2021 are as follows:

					Non-equity incentive plan compensation ($)		Nonqualified deferred
Name and Principal Position	Fiscal Year	Salary (CAD$)	Share- based awards (CAD$)	Option- based awards (CAD$)	Annual incentive plans	Long-term incentive plans	compensation earnings ($)	All other compensation ($)	Total compensation (CAD$)
Michael Mills(1)	2022	361,036	-	118,120	-	-	-	-	479,156
President, CEO and director	2021	203,255	-	215,872	-	-	-	-	419,127

Dong Shim(2)	2022	170,908	-	70,210	-	-	-	-	241,118
CFO and Director	2021	139,386	-	156,683	-	-	-	-	296,069

Darren Tindale(3)	2022	111,341	-	26,673	-	-	-	-	138,014
Secretary and Former CFO	2021	90,375	-	80,483	-	-	-	-	170,858

Stephen Hoffman(4)	2022	185,000	-	117,670	-	-	-	-	302,670
COO and Director	2021	185,000	-	226,166	-	-	-	-	406,166

Notes:

(1)	Mr. Mills was appointed a President and Interim CEO on Aug. 21, 2019. Mr. Mills was elected as a director on January 23, 2020 and was appointed full-time CEO on April 30, 2020.

61

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

Incentive Plan Awards

The stock options to purchase shares of our common stock that we granted to our NEOs during the fiscal year ended July 31, 2022 was on November 30, 2021 as set out in the table below.

	Date of Option Grant	# of Options	Fair Value (CAD$)
Michael Mills	November 30, 2021	224,000	62,962
Stephen Hoffman	November 30, 2021	224,000	62,962

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as of July 31, 2022, relating to outstanding equity awards held by each NEO:

Outstanding Equity Awards at Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) (exercise- able)	Number of Securities Underlying Unexer- cised Options (#) (unexer- ciseable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options (#)	Option Exercise Price (CAD$)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Mills(1)	175,000 100,000 250,000 200,000 275,000 125,000 56,000	N/A N/A N/A N/A N/A 125,000 168,000	N/A N/A N/A N/A N/A N/A N/A	0.41 0.57 0.88 0.88 0.67 0.68 0.44	06/06/2023 12/10/2023 08/21/2024 01/23/2025 04/30/2025 03/06/2026 11/30/2026	N/A	N/A	N/A	N/A
Dong Shim(2)	200,000 250,000 250,000 200,000 125,000	N/A N/A N/A N/A 125,000	N/A N/A N/A N/A N/A	0.66 0.57 0.88 0.67 0.68	11/24/2022 12/10/2023 08/21/2024 04/30/2025 03/06/2026	N/A	N/A	N/A	N/A
Darren Tindale (3)	200,000 250,000 250,000 50,000 50,000	N/A N/A N/A N/A 50,000	N/A N/A N/A N/A N/A	0.66 0.57 0.88 0.67 0.68	11/24/2022 12/10/2023 08/21/2024 04/30/2025 03/06/2026	N/A	N/A	N/A	N/A
Stephen Hoffman (4)	175,000 350,000 250,000 250,000 125,000 56,000	N/A N/A N/A N/A 125,000 168,000	N/A N/A N/A N/A N/A N/A	0.57 0.88 0.405 0.67 0.68 0.44	12/10/2023 08/21/2024 03/01/2025 04/30/2025 03/06/2026 11/30/2026	N/A	N/A	N/A	N/A

Notes:

(1)	Mr. Mills was appointed a President and Interim CEO on Aug. 21, 2019. Mr. Mills was elected as a director on January 23, 2020 and was appointed full-time CEO on April 30, 2020.

62

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 13, 2023 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership
Directors and Officers:
Michael Mills, President, Chief Executive Officer and Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	1,586,000	(2)	1.1%
Darren Tindale, Corporate Secretary c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	750,000	(3)	*
Brent Reuter, Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	500,000	(4)	*
Stephen (Trip) Hoffman, Chief Operating Officer c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	1,457,000	(5)	1.0%
Dong Shim, Chief Financial Officer and Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	1,136,460	(6)	* %
Alexis Podesta, Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	250,000	(7)	*

All directors and executive officers as a group (6 persons)	5,679,460	(8)	3.7%
Major Stockholders:
Not applicable

Notes:

*	Less than one percent.

63

(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of January 13, 2023, there were 146,636,974 shares of common stock of the Company issued and outstanding.

(2)

This figure represents (i) 188,000 shares of common stock held by Mr. Mills, (ii) 18,000 shares of common stock held by Mr. Mills’ wife, (iii) warrants to purchase 18,000 shares of common stock registered directly to Mr. Mills’ wife, and (iv) stock options to purchase 1,362,000 shares of common stock which have vested or will vest within 60 days of the date thereof.

(3)

This figure represents (i) 100,000 shares of common stock held by Mr. Tindale’s wife, and (ii) stock options to purchase 650,000 shares of common stock which have vested or will vest within 60 days of the date hereof.

(4)	This figure represents stock options to purchase 500,000 shares of common stock which have vested or will vest within 60 days of the date hereof.

(5)

This figure represents (i) 70,000 shares of common stock held by Mr. Hoffman, and (ii) stock options to purchase 1,387,000 shares of common stock which have vested or will vest within 60 days of the date hereof.

(6)

This figure represents (i) 138,460 shares of common stock held by Mr. Shim, (ii) warrants to purchase 48,000 shares of common stock registered directly to Mr. Shim, and (iii) stock options to purchase 950,000 shares of common stock which have vested or will vest within 60 days of the date hereof.

(7)	This figure represents stock options to purchase 250,000 shares of common stock which have vested.

(8)

This figure represents (i) 514,460 shares of common stock, (ii) 66,000 shares of common stock issuable upon exercise of warrants, and (iii) stock options to purchase 5,099,000 shares of common stock, which have vested or will vest within 60 days of the date hereof.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described herein, none of the following parties (each a “Related Party”) has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or officers;
•	any person proposed as a nominee for election as a director;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
•	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Related Party Transactions during the year ended July 31, 2022

	Accounts Payable	Consulting Fees
Dong Shim (Director and CFO)	$10,780	$134,693
Darren Tindale (Former CFO & Corporate Secretary)	$18,898	$87,748
Michael Mills (President & Interim CEO)	$102,480	$284,533

Included in stock-based compensation for the year ended 31 July 2022 is $262,180 (2021 - $673,097) related to stock options issued to directors and officers of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2022	2021
Audit fees	$279,920	$225,850
Audit-related fees	107,560	4,858
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total fees paid or accrued to our principal accountants	$387,480	$230,708

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
2.3(18)

Agreement and Plan of Merger between Body and Mind Inc., DEP Nevada, Inc., BaM Body and Mind Dispensary NJ, Inc., CraftedPlants NJ Corp. and the shareholders of CraftedPlants NJ Corp., dated December 21, 2022

3.1(1)	Articles of Incorporation
3.2(1)	Articles of Merger dated September 17, 2010
3.3(*)	Amended and Restated Bylaws
3.4(1)	Certificate of Amendment dated September 30, 2011
3.5(1)	Certificate of Amendment dated September 2, 2014
3.6(1)	Certificate of Change dated November 11, 2014
3.7(1)	Certificate of Amendment dated April 11, 2017
3.8(1)	Certificate of Amendment dated November 14, 2017
3.9(1)	Certificate of Change dated November 14, 2017
3.10(1)	Articles of Exchange dated December 6, 2017
3.11(1)	Certificate of Correction dated December 6, 2017
4.1(1)	2012 Incentive Stock Option Plan
4.2(*)	Description of Registrant’s Securities
10.1(1)	Assignment and Novation Agreement dated May 12, 2017
10.2(1)	Amendment to Assignment and Novation Agreement dated November 13, 2017
10.3(1)	Consulting Agreement with TI Nevada dated November 14, 2017
10.4(1)	Consulting Agreement with Toro dated November 14, 2017
10.5(1)	Lease Agreement dated November 10, 2017
10.6(1)	Promissory Note issued by the Company to KAJ Universal Real Estate Investments, LLC dated November 14, 2017
10.7(1)	Promissory Note issued by the Company to MBK Investments, LLC dated November 14, 2017
10.8(1)	Promissory Note issued by the Company to NV Trees, LLC dated November 14, 2017
10.9(1)	Promissory Note issued by the Company to The Rozok Family Trust dated November 14, 2017
10.10(1)	Promissory Note issued by the Company to SW Fort Apache, LLC dated November 14, 2017
10.11(1)	Master Promissory Note issued by the Company to TI Nevada, LLC dated November 14, 2017
10.12(2)	Pepper Lane North LLC - Operating Agreement
10.13(2)	Pepper Lane North LLC – Lease Termination Agreement
10.14(3)	Investment Agreement between Australis Capital Inc. and Body and Mind Inc., dated October 30, 2018
10.15(3)	Form of Amending Agreement between Body and Mind Inc., DEP Nevada Inc., Nevada Medical Group LLC and the Vendors, dated November 2, 2018
10.16(4)	Letter Agreement between Body and Mind Inc., Green Light District Holdings Inc. and David Barakett, dated November 28, 2018
10.17(4)	Security Agreement between Green Light District Holdings Inc. and Body and Mind Inc., dated November 28, 2018
10.18(4)	Loan Agreement between Body and Mind Inc. and Australis Capital Inc., dated November 28, 2018
10.19(4)	General Security Agreement between Body and Mind Inc. and Australis Capital Inc., dated November 28, 2018
10.20(5)	Membership Interest Purchase Agreement between Nevada Medical Group, LLC, NMG Ohio, LLC and each of the members of NMG Ohio, LLC, dated January 31, 2019
10.21(5)	Investment Agreement between Australis Capital Inc. and Body and Mind Inc., dated January 31, 2019
10.22(6)	Convertible Loan Agreement between DEP Nevada Inc. and Comprehensive Care Group LLC, dated effective March 15, 2019
10.23(6)	Convertible Promissory Note issued by Comprehensive Care Group LLC to DEP Nevada Inc., dated effective March 15, 2019

10.24(6)	Management Agreement between Nevada Medical Group LLC and Comprehensive Care Group LLC, dated effective March 15, 2019
10.25(7)	Agency Agreement, dated May 17, 2019, between Body and Mind Inc., M Partners Inc. and PI Financial Corp.
10.26(7)	Form of Subscription Agreement
10.27(7)	Form of Warrant
10.28(7)	Form of Broker Warrant
10.29(7)	Form of Lock Up Agreement
10.30(8)	Management and Administrative Services between Satellites Dip, LLC and NMG Cathedral City, LLC, dated June 6, 2019
10.31(8)	Equipment Lease Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated June 6, 2019
10.32(8)	Loan and Security Agreement between Satellites Dip, LLC and NMG Cathedral City, LLC, dated June 6, 2019
10.33(9)	Conversion Agreement between Body and Mind Inc. and Australis Capital Inc., dated July 1, 2019
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

10.60(13)	Term Note, dated July 19, 2021, issued by Body and Mind Inc. to FG Agency Lending LLC, as agent
10.61(13)	Warrant to Purchase 4,800,000 Common Shares, dated July 19, 2021, issued by Body and Mind Inc. to FG Agency Lending LLC
10.62(13)	Warrant to Purchase 3,200,000 Common Shares, dated July 19, 2021, issued by Body and Mind Inc. to FG Agency Lending LLC
10.63(14)	Membership Interest Purchase Agreement between DEP Nevada, Inc., Canopy Monterey Bay, LLC, Cary Stiebel, Jana Stiebel, Jayme Rivard, Adrian Dermicek and Laurie Johnson, dated November 30, 2021
10.64(14)	Secured Promissory Note in the amount of $2,300,000 between DEP Nevada, Inc. and Cary Stiebel, Jana Stiebel, Jayme Rivard, Adrian Dermicek and Laurie Johnson, dated November 30, 2021
10.65(14)	Security Agreement between Canopy Monterey Bay, LLC and Cary Stiebel, Jana Steibel, Jayme Rivard, Adrian Dermicek and Laurie Johnson, dated November 30, 2021
10.66(14)

Holding Escrow Instructions between DEP Nevada, Inc., Canopy Monterey Bay, LLC, Cary Stiebel, Jana Stiebel, Jayme Rivard, Adrian Dermicek, Laurie Johnson and Secured Trust Escrow, Inc., dated November 30, 2021

10.67(14)

Landlord Consent to Change of Tenant between Ann Marie Bevins and Carol Gay Lavin, the Successor Co-Trustees of the Peter Ralph Lavin Trust U/A DTD August 7, 2006, as amended, Canopy Monterey Bay, LLC and Body and Mind Inc., dated November 30, 2021

10.68(14)	Membership Interest Purchase Agreement between DEP Nevada, Inc., and Cary Stiebel, dated November 30, 2021
10.69(15)

Amendment No. 1 to Loan Agreement between Body and Mind Inc., DEP Nevada Inc., Nevada Medical Group LLC, NMG OH 1, LLC, NMG OH P1, LLC, NMG Long Beach, LLC, NMG Cathedral City, LLC, NMG CA 1, LLC, NMG CA P1, LLC, NMG CA C1, LLC, NMG MI 1, Inc., NMG MI P1, Inc., NMG MI C1, Inc., FG Agency Lending LLC and Bomind Holdings LLC, dated November 30, 2021

10.70(16)

Amendment No. 2 to Loan Agreement between Body and Mind Inc., DEP Nevada Inc., Nevada Medical Group, LLC, NMG OH 1, LLC, NMG OH P1, LLC, NMG Long Beach, LLC, NMG Cathedral City, LLC, NGM CA 1, LLC, NMG CA C1, LLC, NMG MI 1, Inc., NMG MI P1, Inc., NMG MI C1, Inc., FG Agency Lending LLC and Bomind Holdings LLC, dated June 14, 2022

10.71(16)	Warrant to Purchase 1,000,000 Common Shares, dated June 14, 2022, issued by Body and Mind Inc. to Bomind Holdings LLC

68

10.72(17)

First Amendment to Membership Interest Purchase Agreements between DEP Nevada, Inc., Canopy Monterey Bay, LLC, Cary Stiebel, Jana Stiebel, Jayme Rivard, Adrian Dermicek and Laurie Johnson, dated June 17, 2022.

10.73(18)

Limited Waiver and Amendment to Loan Agreement between Body and Mind Inc., DEP Nevada, Inc., Nevada Medical Group, LLC, NMG OH 1, LLC, NMG OH P1, LLC, NMG Long Beach, LLC, NMG MI C1, Inc., NMG MI P1, Inc., NMG MI 1, Inc., NMG CA C1, LLC, NMG CA P1, LLC, NMG CA 1, LLC and NMG Cathedral City, LLC, FG Agency Lending LLC and Bomind Holdings LLC, dated December 12, 2022

10.74(18)	Consent and Amendment to Loan Agreement between Body and Mind Inc., FG Agency Lending LLC and Bomind Holdings LLC, dated December 16, 2022
10.75(18)

Form of Securities Purchase Agreement between Body and Mind Inc. and each of BAM I, A Series of Bengal Catalyst Fund SPV, LP, Mindset Value Fund LP and Mindset Value Wellness Fund LP, dated December 19, 2022

10.76(18)	Form of Debenture, dated December 19, 2022, issued by Body and Mind Inc. to each of BAM I, A Series of Bengal Catalyst Fund SPV, LP, Mindset Value Fund LP and Mindset Value Wellness Fund LP
10.77(19)	Form of Warrant, dated December 19, 2022, issued by Body and Mind Inc. to each of BAM I, A Series of Bengal Catalyst Fund SPV, LP, Mindset Value Fund LP and Mindset Value Wellness Fund LP
10.78(18)	Registration Rights Agreement between Body and Mind Inc., BAM I, A Series of Bengal Catalyst Fund SPV, LP, Mindset Value Fund LP and Mindset Value Wellness Fund LP, dated December 19, 2022
10.79(18)

Subordination Agreement BAM I, A Series of Bengal Catalyst Fund SPV, LP, Mindset Value Fund LP and Mindset Value Wellness Fund LP, Body and Mind Inc., DEP Nevada, Inc., Nevada Medical Group, LLC, NMG OH 1, LLC, NMG OH P1, LLC, NMG Long Beach, LLC, NMG MI C1, Inc., NMG MI P1, Inc., NMG MI 1, Inc., NMG CA C1, LLC, NMG CA P1, LLC, NMG CA 1, LLC and FG Agency Lending LLC, dated December 19, 2022

21.1(*)	Subsidiaries of Body and Mind Inc.
23.1(*)	Consent of Independent Auditors, Sadler, Gibb & Associates, LLC
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
32.1(*)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(1)	Form of Voluntary Pooling Agreement with NMG Members
99.2(1)	Escrow Agreement with principals of Deploy dated November 10, 2017
99.3(1)	Form of Pooling Agreement with certain securityholders of the Company
99.4(1)	Amendment to Pooling Agreement with certain securityholders of the Company
99.5(1)	Certification as Medical Marijuana Cultivation Establishment dated November 5, 2017
99.6(1)	Certification as Medical Marijuana Production Establishment dated December 10, 2017
99.7(1)	Conditional Cultivation Business License dated January 1, 2018
99.8(1)	Conditional Production Business License dated January 1, 2018
99.9(1)	Clark County Limited Cultivation Business License dated January 1, 2018
99.10(2)	Conditional Cultivation Business License dated July 1, 2018
99.11(2)	Conditional Production Business License dated July 1, 2018
99.12(2)	Nevada State Business License for NMG dated January 30, 2018
99.13(2)	State of Nevada Medical Marijuana Cultivation Registration Certificate

99.14(2)	State of Nevada Medical Marijuana Production Registration Certificate
99.15(2)	State of Nevada Marijuana Cultivation Facility License
99.16(2)	State of Nevada Marijuana Product Manufacturing License
99.17(11)	Consulting Agreement between Body and Mind Inc., Fairlawn Capital Partners Ltd. and Michael Mills, dated August 21, 2019
99.18(11)	Consulting Agreement between Body and Mind Inc., Toro Pacific Management Inc. and Leonard Clough, dated August 21, 2019
99.19(11)	Consulting Agreement between Body and Mind Inc., Golden Tree Capital Corp. and Dong H. Shim, dated August 21, 2019
99.20(11)	Consulting Agreement between Body and Mind Inc., Stonerock Financial Ltd. and Darren Tindale, dated August 21, 2019
99.21(11)	Employment Agreement between Body and Mind Inc. and Stephen ‘Trip’ Hoffman, dated effective November 15, 2018
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Pate Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Notes:

(*)	Filed herewith.
(1)	Previously filed as an exhibit to our Form 10 filed with the SEC on June 1, 2018.
(2)	Previously filed as an exhibit to our Form 10 filed with the SEC on October 30, 2018.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 5, 2018
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 4, 2018
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 6, 2019
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 21, 2019
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 22, 2019
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 11, 2019
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 8, 2019
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 18, 2019
(11)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 23, 2019
(12)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on February 1, 2021
(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 23, 2021
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 6, 2021
(15)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 15, 2021
(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 21, 2022
(17)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 21, 2022
(18)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 23, 2022
(19)	Previously filed as an exhibit to our Current Report on Form 8-K/A filed with the SEC on January 17, 2023

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODY AND MIND INC.

Dated: January 17, 2023	By:	/s/ Michael Mills
Michael Mills,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Michael Mills
Dated: January 17, 2023		Michael Mills, President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: January 17, 2023	By:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

Dated: January 17, 2023	By:	/s/ Stephen Hoffman
Stephen Hoffman, Chief Operating Officer and Director

Dated: January 17, 2023	By:	/s/ Alexis Podesta
Alexis Podesta, Director

Dated: January 17, 2023	By:	/s/ Brent Reuter
Brent Reuter, Director

