Form 10-Q
period 2022-10-31
BODY & MIND INC.
filed 2023-01-24
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  146,636,974 shares of common stock outstanding as of January 24, 2023.

BODY AND MIND INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.		Statement 1

Condensed Consolidated Interim Balance Sheets
(U.S. Dollars)
ASSETS	As of 31 October 2022	As of 31 July 2022
	(unaudited)
Current
Cash	$1,302,124	$1,854,277
Amounts receivable, net	538,785	475,578
Interest receivable on convertible loan (Note 6)	240,000	222,000
Prepaids	683,770	775,701
Inventory (Note 5)	3,255,412	3,880,000
Loan receivable (Note 7)	674,675	789,984
Total Current Assets	6,694,766	7,997,540

Deposit	113,828	113,828
Convertible loan receivable (Note 6)	1,250,000	1,250,000
Property and equipment, net (Note 8)	5,380,001	5,640,534
Operating lease right-of-use assets (Note 13)	4,024,470	4,162,647
Brand and licenses, net (Note 10)	11,533,365	11,861,315
TOTAL ASSETS	$28,996,430	$31,025,864

LIABILITIES
Current
Accounts payable	$2,879,200	$2,489,353
Accrued liabilities	317,812	325,385
Income taxes payable	3,668,366	3,021,539
Due to related parties (Note 11)	104,826	163,862
Loans payable (Note 12)	12,527	12,535
Current portion of operating lease liabilities (Note 13)	649,957	604,445
Total Current Liabilities	7,632,688	6,617,119

Long-term operating lease liabilities (Note 13)	5,361,484	5,514,928
Loans payable (Note 12)	7,517,847	7,393,636
Income taxes payable	966,992	966,992
Deferred tax liability	402,397	427,770
TOTAL LIABILITIES	21,881,408	20,920,445

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 14)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
113,668,613 (31 July 2022–113,668,613) Common Shares	11,366	11,366
Additional paid-in capital	52,377,031	52,344,573
Shares to be issued	1,853,403	1,853,403
Accumulated other comprehensive income	1,154,033	1,224,093
Accumulated Deficit	(48,857,867)	(45,803,026)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO BAM STOCKHOLDERS	6,537,966	9,630,409
NON-CONTROLLING INTEREST	577,056	475,010
TOTAL STOCKHOLDERS’ EQUITY	7,115,022	10,105,419
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,996,430	$31,025,864

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (unaudited)
(U.S. Dollars)

	Three Month Period Ended 31 October
	2022	2021

Sales	$7,831,695	$7,570,816
Cost of sales	(6,192,489)	(4,416,703)
Gross Profit	1,639,206	3,154,113

Operating Expenses
Accounting and legal	223,291	259,144
Business development	171,160	94,759
Consulting fees	240,476	143,235
Depreciation and amortization	362,115	331,544
Lease expense	255,871	102,033
Licenses, utilities and office administration	1,280,405	845,747
Management fees	71,705	168,379
Salaries and wages	1,012,248	893,963
Total Operating Expenses	(3,617,271)	(2,838,804)
Net Operating Income (Loss)	(1,978,065)	315,309
Other Income (Expenses)
Foreign exchange, net	1,967	(13)
Interest expense	(381,423)	(338,764)
Interest income	18,000	18,000
Other income (expense)	12,800	30,386
Net Income (Loss) for the Period Before Income Tax	$(2,326,721)	$24,918
Income tax expense	(626,074)	(702,172)
Net Loss for the Period	(2,952,795)	(677,254)
Other Comprehensive Income
Foreign currency translation adjustment	(70,060)	36,281
Comprehensive Loss for the Period	$(3,022,855)	$(640,973)
Net income (loss) attributable to:
Body and Mind Inc.	(3,054,841)	(789,089)
Non-controlling interest	102,046	111,835
Comprehensive income (loss) attributable to:
Body and Mind Inc.	(3,124,901)	(752,808)
Non-controlling interest	102,046	111,835
Loss per Share – Basic and Diluted	$(0.03)	$(0.01)
Weighted Average Number of Common Shares Outstanding	113,668,613	109,748,878

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.						Statement 3

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (unaudited)
(U.S. Dollars)

	Share Capital		Additional		Accumulated other
	Common Shares		paid-in	Shares to be	comprehensive	Accumulated	Non -controlling
	Number	Amount	capital	issued	income	Deficit	interest	Total
Balance – 31 July 2022	113,668,613	$11,366	$52,344,573	$1,853,403	$1,224,093	$(45,803,026)	$475,010	$10,105,419
Stock-based compensation (Note 14)	-	-	32,458	-	-	-	-	32,458
Foreign currency translation adjustment	-	-	-	-	(70,060)	-	-	(70,060)
Loss (income) for the period	-	-	-	-	-	(3,054,841)	102,046	(2,952,795)
Balance – 31 October 2022	113,668,613	$11,366	$52,377,031	$1,853,403	$1,154,033	$(48,857,867)	$577,056	$7,115,022

Balance – 31 July 2021	109,077,778	$10,907	$50,312,013	$-	$1,127,713	$(17,126,510)	$26,598	$34,350,721
Common stock issued for lease liabilities	1,543,530	154	546,872	-	-	-	-	547,026
Stock-based compensation (Note 14)	-	-	145,175	-	-	-	-	145,175
Foreign currency translation adjustment	-	-	-	-	36,281	-	-	36,281
Loss (income) for the period	-	-	-	-	-	(789,089)	111,835	(677,254)
Balance – 31 October 2021	110,621,308	$11,061	$51,004,060	$-	$1,163,994	$(17,915,599)	$138,433	$34,401,949

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 4

Condensed Consolidated Interim Statements of Cash Flows (unaudited)
(U.S. Dollars)
	Three Month Period Ended 31 October
Cash Resources Provided By (Used In)	2022	2021
Operating Activities
Net loss for the period	$(2,952,795)	$(677,254)
Items not affecting cash:
Amortization of debt discount	114,221	117,744
Accrued interest income	(18,000)	(18,000)
Amortization of intangible assets	327,950	302,255
Amortization of operating lease ROU assets	320,719	77,037
Depreciation	268,853	202,394
Stock-based compensation	32,458	145,175
Amounts receivable and prepaids	28,724	6,294
Inventory	624,588	(416,118)
Trade payables and accrued liabilities	382,274	(118,882)
Income taxes payable and deferred taxes	621,454	700,352
Due to related parties	(59,036)	2,092
Operating lease liabilities	(290,474)	(66,578)
Cash used in operating activities	(589,074)	256,511

Investing Activities
Investment in NMG Ohio, LLC , net of cash received	-	(54,415)
Purchase of property and equipment	(8,320)	(15,650)
Loan receivable	115,309	(162,011)
Cash used in investing activities	106,989	(232,076)

Financing Activities
Loans repaid	(8)	(1,824)
Cash provided by financing activities	(8)	(1,824)

Effect of exchange rate changes on cash	(70,060)	36,281

Net Decrease in Cash	(552,153)	58,892
Cash– Beginning of Period	1,854,277	7,374,194
Cash– End of Period	$1,302,124	$7,433,086

Supplemental Disclosures with Respect to Cash Flows (Note 16)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.

Notes to Condensed Consolidated Interim Financial Statements
For the Three Months ended 31 October 2022
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

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name	Jurisdiction	Ownership	Date of acquisition or formation
DEP Nevada Inc. (“DEP Nevada”)	Nevada, USA	100%	10 August 2017
Nevada Medical Group, LLC (“NMG”)	Nevada, USA	100%	14 November 2017
NMG Long Beach, LLC (“NMG LB”)	California, USA	100%	18 December 2018
NMG San Diego, LLC (“NMG SD”)	California, USA	60%	30 January 2019
NMG Ohio LLC (“NMG Ohio”)	Ohio, USA	100%	27 April 2017
NMG OH 1, LLC (“NMG OH 1”)	Ohio, USA	100%	29 January 2020
NMG OH P1, LLC (“NMG OH P1”)	Ohio, USA	100%	29 January 2020
NMG MI 1, Inc. (“NMG MI 1”)	Michigan, USA	100%	24 June 2021
NMG MI C1 Inc.	Michigan, USA	100%	24 June 2021
NMG MI P1 Inc.	Michigan, USA	100%	24 June 2021
Canopy Monterey Bay, LLC (“Canopy”)	California, USA	100%	1 December 2021
NMG CA P1, LLC (“NMG CA P1”)	California, USA	100%	7 January 2020
NMG CA C1, LLC (“NMG CA C1”)	California, USA	100%	7 October 2020

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

In the opinion of management, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s fiscal year 2022 Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on 17 January 2023.

Amounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 31 October 2022 and 31 July 2022, the Company has no allowance for doubtful accounts.

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

See Note 15 for revenue disaggregation table.

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

The Company periodically reviews its inventory for obsolete and potentially impaired items. Any identified slow moving and obsolete items are written down to its net realizable value through a charge to cost of goods sold. As of 31 October 2022 and 31 July 2022, the Company has no allowance for inventory obsolescence.

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

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. Potentially dilutive options of 9,453,000 and warrants of 18,215,284 existed at 31 October 2022. This figure does not include 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement, which warrants are held in escrow by us and are to be released to the Agent if we draw on the Delayed Draw Term Loan by 31 March 2023, or cancelled if we do not draw on the Delayed Draw Term Loan. Each warrant, if released to the Agent, will entitle the holder to acquire one share of common stock at an exercise price of US$0.45 per share until 19 July 2025.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As of 31 October 2022 and 31 July 2022, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is in U.S. dollars. The Company’s subsidiaries have a functional currency in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Exchange gains and losses on inter-company balances that form part of the net investment in foreign operations are included in other comprehensive income. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The exchange rates used to translate Canadian dollar to U.S. dollar was 0.7327 for monetary assets and liabilities and 0.7524 as an average rate for transactions occurred during the period ended 31 October 2022. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net loss.

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

4. Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 October 2022 and 31 July 2022:

	As of 31 October 2022	As of 31 July 2022
Financial assets at fair value
Cash	$1,302,124	$1,854,277
Convertible loan receivable	1,250,000	1,250,000

Total financial assets at fair value	$2,552,124	$3,104,277

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company had working capital deficiency of $937,922 at 31 October 2022 and the Company required additional financing to meet all current and future financial obligations which caused substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these financial statements. Subsequent to October 31, 2022, the Company alleviated the factor that caused substantial doubt by securing long term debt. The Company anticipates that cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 12 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth.

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

5. Inventory

	31 October 2022	31 July 2022

Work in progress	$572,069	$610,030
Finished goods	1,211,406	1,961,244
Consumables	1,471,937	1,308,726

Total	$3,255,412	$3,880,000

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

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The sum of these two valuations is the fair value of the loan receivable balance of $1,250,000. At 31 October 2022, the Company had advanced $1,250,000 (31 July 2022 - $1,250,000) and accrued interest income of $18,000 (2021 - $18,000) for the three months ended 31 October 2022, respectively. As of 31 October 2022, total interest receivable was $240,000 (31 July 2022 - $222,000).

The assumptions used in the Black-Scholes Option Pricing Model are as follows: (i) equity price of $28,548 per unit calculated as BAM’s portion of the future projected profits, on a per unit basis, discounted using Weighted Average Cost of Capital of 27.5%; (ii) exercise price of $31,250 per unit as there are 40 units in total, (iii) volatility of 91% using BAM as benchmark, (iv) expected life of 2.92 years and (v) risk-free rate of 4.47%.

7. Loan receivable

In addition to the convertible loan receivable (Note 6), the Company provides operating loans to CCG that are non-interest bearing, unsecured and due on demand. During the three months ended 31 October 2022, the Company advanced $303,716 (2021 - $372,011) to CCG and received repayments totalling $419,025 (2021 - $210,000) for a net decrease in loan receivable of $115,309 (2021 – net increase of $162,011). At 31 October 2022, the amount receivable from CCG was $674,675 (31 July 2022 - $789,984).

8. Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Total
Cost:
Balance, 31 July 2022	$638,987	$466,110	$581,335	$63,102	$38,717	$10,335	$6,510,191	$8,308,777
Additions	6,735	-	-	-	-	-	1,585	8,320
Balance, 31 October 2022	645,722	466,110	581,335	63,102	38,717	10,335	6,511,776	8,317,097

Accumulated Depreciation:
Balance, 31 July 2022	123,591	318,856	290,729	29,880	29,859	3,266	1,872,062	2,668,243
Depreciation	23,130	17,218	20,498	2,272	1,394	372	203,969	268,853
Balance, 31 October 2022	146,721	336,074	311,227	32,152	31,253	3,638	2,076,031	2,937,096

Net Book Value:
At 31 July 2022	515,396	147,254	290,606	33,222	8,858	7,069	4,638,129	5,640,534
At 31 October 2022	$499,001	$130,036	$270,108	$30,950	$7,464	$6,697	$4,435,745	$5,380,001

For the three months ended 31 October 2022, a total depreciation of $34,165 (2021 - $27,826) was included in General and Administrative Expenses and a total depreciation of $234,688 (2021 - $174,568) was included in Cost of Sales.

9. Business Acquisitions

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

The second purchase agreement (“PA #2”) between DEP and the one continuing Seller provides for the assignment of the remaining 20% of the membership interests of Canopy to DEP following the receipt of the city and state approval and completion of the Financial Statements under PA #1 in exchange for $1,000,000 to be paid in either shares of common stock of the Company (the “Consideration Shares”) or in cash at DEP’s sole option if such payment takes place within six (6) months following the execution of PA #1. If DEP elects to pay the purchase price in Consideration Shares, the amount of Consideration Shares shall be determined based on the 10 day volume weighted average price (“VWAP”) ending on 30 November 2021, which is US$0.3665 per share for a total of 2,728,156 shares (issued) (Note 14). In the event that six (6) months following the execution of PA #1, the value of the Consideration Shares have decreased such that total value of the Consideration Shares is less than ninety percent (90%) of its value, DEP agrees to cause the Company to issue an additional $100,000 worth of shares of common stock of the Company (the “Additional Shares”) to be issued to the one continuing Seller based on the ten day VWAP calculated as of six (6) months following the closing of PA #1. This was included as contingent consideration in the purchase price and $100,000 was recorded in accounts payable at 31 July 2022. PA #2 contains a working capital adjustment provision, which provides that if there is a working capital deficiency as of the closing date of PA #1, then the purchase price under PA #2 shall be reduced by the amount of the deficiency, and if there is a working capital surplus as of the closing date of PA #1, then the purchase price under PA #2 shall be increased by the amount of the surplus.

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

Subsequent to October 31, 2022, the Company completed the acquisition of all of the membership interests of Canopy and issued an aggregate of 16,301,694 shares of common stock to the Sellers. 2,238,806 of the 16,301,694 shares are being held in escrow pending the results of a working capital adjustment.

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

Purchase consideration
Cash	$1,250,000
Promissory note	2,300,000
Shares of common stock (Note 14)	2,189,544
Contingent consideration	100,000
Total consideration	5,839,544

Assets acquired:
Cash	378,503
Prepaid expenses	241,449
Inventory	630,039

Liabilities assumed:
Trade payable and accrued liabilities	(266,307)
Income taxes payable	(1,229,213)

Net assets acquired	(245,529)
Brand and licenses	1,240,000
Goodwill	4,845,073
TOTAL	$5,839,544

During the year ended 31 July 2022, the Company also recorded a loss on settlement of contingent consideration of $503,179 resulting from the fair value adjustment of the Company’s shares of common stock that have not been issued at 31 July 2022 and also recorded a consulting fee of $100,000 to be paid to the sellers in shares that was not included in the purchase consideration.

Pro Forma

The following table summarizes our consolidated results of operations for the three months ended 31 October 2021 as though the acquisitions of Canopy had occurred on 1 August 2021:

	Three months ended 31 October 2021
	As Reported	Pro Forma (unaudited)
Revenue	$7,570,816	$10,224,432
Net income (loss)	(677,254)	(908,030)

The unaudited pro forma information set forth above is for informational purposes only and include all adjustments necessary for the fair presentation, in all material respects, of the Company’s combined operations including Canopy as if the business combinations occurred on 1 August 2021. No adjustments have been made to reflect potential cost savings that may occur subsequent to completion of the transactions. The unaudited pro forma financial information is not intended to reflect the results of operations of the Company which would have actually resulted had the proposed transaction been effected on the date indicated above. Further, the unaudited pro forma financial information is not necessarily indicative of the results of operations that may be obtained in the future. The actual pro forma adjustments will depend on a number of factors, and could result in a change to the unaudited pro forma financial information.

10.  Intangible Assets, Net

			As of 31 October 2022
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$425,000	-	$-	$425,000
Licenses	13,813,508	10.0	(2,756,353)	11,057,155
Customer relationships	90,000	5.0	(38,790)	51,210

Total intangible assets	$25,325,508		$(2,795,143)	$11,533,365

			As of 31 July 2022
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$425,000	-	$-	$425,000
Licenses	13,813,508	10.0	(2,432,938)	11,380,570
Customer relationships	90,000	5.0	(34,255)	55,745

Total intangible assets	$14,328,508		$(2,467,193)	$11,861,315

Amortization expense for intangible assets was $327,950 and $302,255 for the three months ended 31 October 2022 and 2021, respectively.

During the year ended 31 July 2022, the Company recorded an impairment loss of $42,000 and $7,925,000 related to NMG’s brand and licenses, respectively.

The expected amortization of the intangible assets, as of 31 October 2022, for each of the next five years and thereafter is as follows:

2023 (remaining)	$973,156
2024	1,304,671
2025	1,301,106
2026	1,284,841
2027	1,283,116
Thereafter	4,961,475
$11,108,365

11.  Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the three months ended 31 October 2022 and 2021 are as follows:

	For the three months ended 31 October 2022	For the three months ended 31 October 2021
A company controlled by the President, Chief Executive Officer and a director
Management fees	$54,931	$119,596
A company controlled by the Chief Financial Officer and a director
Management fees	32,363	30,602
A company controlled by the Corporate Secretary
Management fees	18,132	18,181
	$105,426	$168,379

Amounts owing to related parties at 31 October 2022 and 31 July 2021 are as follows:

a)	As of 31 October 2022, the Company owed $67,122 (31 July 2022 - $102,480) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 31 October 2022, the Company owed $31,704 (31 July 2022 - $31,704) to the Chief Operating Officer.

c)	As of 31 October 2022, the Company owed $Nil (31 July 2022 - $10,780) to the Chief Financial Officer of the Company and a company controlled by him.

d)	As of 31 October 2022, the Company owed $6,000 (31 July 2022 - $18,898) to the Corporate Secretary of the Company and a company controlled by him.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

12.  Loans Payable

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

On 15 June 2022, the Company entered into a second amendment to the Loan Agreement (“Amendment No. 2 to Loan Agreement”) to extend the maturity date by one year to 19 July 2026. Additionally, Amendment No. 2 to Loan Agreement allows the outside date for the Company to draw on the delayed draw term loan of US$4.44 million to be extended from June 1, 2022 to March 31, 2023, whereby US$4 million in funds will be advanced to the Company. The ability of the Company to draw on the delayed draw term loan is subject to compliance with certain provisions in Loan Agreement including provision of a satisfactory budget approved at the sole discretion of the Lender. The Amendment No. 2 to Loan Agreement increases the interest rate on the advanced funds from 13% to 15% per annum, which additional 2% interest may be paid in kind, with the interest being payable on the first day of each month. Amendment No. 2 to Loan Agreement provides for an exit fee equal to 1.5% of the principal balance, which is due and payable upon any payment, in part or in full, of the initial term loan and the delayed draw term loan. As partial consideration for Amendment No. 2 to Loan Agreement, the Company has issued 1,000,000 common stock purchase warrants (each, a “Warrant”) to the Lender. Each Warrant entitles the holder to acquire one share of common stock (each, a “Warrant Share”) at an exercise price of US$0.16 per Warrant Share until June 14, 2027.

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

During the three months ended 31 October 2022, the Company recorded $124,211 related to the amortization of debt discount and $256,058 related to the interest expense.

Long Beach loan

The loan payable at 31 October 2022 in the amount of $12,527 (31 July 2022 - $12,535) assumed from NMG LB is unsecured, non-interest bearing and has no set terms of repayment.

Canopy loan

On 30 November 2021, the Company completed PA #1 related to the Company’s acquisition of initial 80% interest in Canopy (Note 9). In connection with PA #1, DEP entered into secured promissory note (the “Promissory Note”) promising to pay $2,300,000 to the Sellers bearing interest at a rate of 10% per annum compounded annually and having a maturity date of 30 November 2026. The Promissory Note was delivered as partial consideration for DEP’s agreement to purchase 80% of the issued and outstanding membership interests (the “Purchased Interests) of Canopy from the Sellers.

Expected life of the options	2.50 years
Expected volatility	102%
Expected dividend yield	0%
Risk-free interest rate	3.39%

13. Operating Leases

a)

On 10 November 2017, Nevada Medical Group, LLC entered a ten-year lease agreement with Resort Holdings 5, LLC, a Nevada limited liability company, for the property located at 3375 Pepper Lane, Las Vegas, NV, containing approximately 18,000 square feet. We have four options to extend the lease agreement and each option is for five years. In July 2018, Resort Holdings 5, LLC, the landlord, sold the property to a third party and assigned the lease to Minor Street Properties, LLC. All lease terms remained the same. On 9 May 2022, we amended the lease agreement which exercised our first option to extend the lease for an additional five years with rent during the option term subject to a 3% increase on each anniversary date of the lease. The monthly rent was $13,663 + common area expenses and increased to $13,936 + common area expenses on 1 December 2022. Currently, the guaranteed minimum monthly rent is subject to a 2% increase on each anniversary date of the lease.

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

c)

On 1 December 2018, SGSD, LLC entered into a five-year lease agreement with Green Road, LLC, a California limited liability company, for the property located at 7625 Carroll Road, San Diego, California, containing approximately 4,600 square feet. On June 13, 2019, SGSD, LLC assigned the lease to NMG San Diego, LLC. Under the terms of the assignment and first amendment to the original lease agreement dated 13 June 2019, we have three options to extend the lease and each option is for five years. The monthly base rent was $15,913 + common area expenses, increased to $16,390 + common area expenses on 1 December 2021 and increased to $16,883 on 1 January 2022. The guaranteed monthly rent is subject to a 6% increase on each anniversary date of the lease, based on increases in the Consumer Price Index for San Diego County. The lease contains a sale bonus provision of $1,000,000 or 10% of the purchase price of the entire business, whichever is greater, in the event of sale or assignment of the lease.

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

g)

On 23 April 23, 2021, NMG MI 1, Inc. entered into a five-year lease agreement with Kendal Properties, LLC (“Kendal”), a Michigan limited liability company, for the property located at 885 E. Apple Ave., Muskegon, Michigan 49442, containing approximately 2,500 square feet. The base rent is $5,000 during the operational period, which began after the rent abatement and reduced rent periods. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each.

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

During the year ended 31 July 2022, the Company accrued $151,480 as all milestones were met and later issued the necessary common shares to settle $75,000 of this liability (Note 14).

On 3 March 2022, the Company’s subsidiary, NMG MI 1, Inc. entered into an Amendment No. 1 to Lease Agreement with Kendal Properties, LLC with respect to the premises located at 885 E. Apple Ave., Muskegon, Michigan, whereby the parties amended the original Lease Agreement to provide that two of the milestone payments that were to be made in the form of the Company’s shares are to now be made in the form of cash. At 31 July 2022, the accrued liabilities for the above milestones are fully settled

h)

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

On 21 September 2021, the Company issued the necessary common shares to settle milestone (i) above (Note 14). During the year ended 31 July 2022, the Company accrued an additional $231,374 and were included in the related operating lease liability for milestone (ii) above. Milestones (iii) and (iv) have not yet been achieved as of 31 October 2022.

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

On 21 September 2021, the Company issued the necessary common shares to settle milestone (i) above (Note 14). During the year ended 31 July 2022, the Company accrued an additional $239,173 and were included in the related operating lease liability for milestone (ii) above. Milestones (iii) and (iv) have not yet been achieved as of 31 October 2022.

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

l)

On 4 December 2020, NMG CA P1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suite 1, Cathedral City, California 92234, containing approximately 5,840 square feet. The lease agreement includes 3% annual base rent increases and two options to extend for five-years each. We amended the lease agreement on 27 January 2022, which extended the term to 31 December 2026 and rent commencement date. The base rent is $6,028 plus common area expenses for the first six months and increases to $9,590 plus common area expenses on the seventh month

During the three months ended 31 October 2022, the Company recorded a total lease expense of $320,718 related to the accretion of lease liabilities and the amortization of right-of-use assets of which $255,871 was included in General and Administrative Expenses and $64,847 was included in Cost of Sales for the three months ended 31 October 2022.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$290,474

Weighted-average remaining lease term – operating leases	7.13 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2023 (remaining)	$1,018,818
2024	1,280,541
2025	1,308,943
2026	1,248,160
2027	1,110,515
2028 and thereafter	3,172,662
Total lease payments	$9,139,639
Less imputed interest	(3,128,198)
Total	$6,011,441
Less current portion	(649,957)
Long term portion	$5,361,484

14. Capital Stock

The Company’s authorized share capital comprises 900,000,000 Common Shares, with a $0.0001 par value per share.

On 21 September 2021, the Company issued 238,929 common shares to one entity based on the terms and conditions of the certain lease agreement for the Muskegon, Michigan premises and issued an aggregate of 1,304,601 common shares to another entity based on the terms and conditions of the two lease agreements for the Manistee, Michigan premises (Notes 13 and 16).

Pursuant to the ShowGrow Long Beach Purchase Agreement, the Company issued 2,681,006 common shares in escrow. The share consideration remains subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which is expected to occur in the near future (Note 17).

Pursuant to the PA #2 for the acquisition of Canopy’s membership interest, the Company issued 2,728,156 common shares on 3 December 2021 in escrow (Note 9).

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

	Number of options	Weighted average exercise price	Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2021	9,855,000	CAD$0.71	2.76	CAD$ -
Granted	848,000	CAD$0.37		CAD$ -
Cancelled	(1,250,000)	CAD$0.70		CAD$ -
Outstanding at 31 July 2022	9,453,000	CAD$0.67	2.11	CAD$ -
Outstanding at 31 October 2022	9,453,000	CAD$0.67	1.86	CAD$ -
Vested and fully exercisable at 31 October 2022	8,804,500	CAD$0.68	1.72	CAD$ -

The Company recorded total stock-based compensation expense of $32,458 (2021 - $145,175) for the three months ended 31 October 2022 and 2021, respectively, in connection with prior issuances of options to purchase common stock. Stock-based compensation expense is included in general and administrative expenses on the accompanying statements of operations.

Share Purchase Warrants

As of 31 October 2022 and 31 July 2022, the following warrants are outstanding:

Number of warrants outstanding and exercisable		Exercise price	Expiry dates
11,780,134		CAD$1.50	16 May 2023
635,150		CAD$1.26	17 May 2023
4,800,000		USD$0.40	19 July 2025
1,000,000		USD$0.16	14 June 2027
18,215,284	(1)	CAD$1.16

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

15.Segment Information and Major Customers

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

Segment revenue and net loss were as follows during the three months ended 31 October 2022:

31 October 2022
Revenue
Wholesale	$1,305,981
Retail	6,525,714
Total	$7,831,695

Net loss
Wholesale	$(1,238,870)
Retail	523,885
All others	(2,237,810)
Total	$(2,952,795)

During the three months ended 31 October 2022, the Company had no major customer over 10% of its revenues.

16. Supplemental Disclosures with Respect to Cash Flows

	Three Months Ended 31 October
	2022	2021
Cash paid during the period for interest	$222,451	$219,074
Cash paid during the period for income taxes	$4,620	$1,896

Pursuant to certain licensing milestones being achieved under a lease agreement for a premises in Muskegon, Michigan and certain licensing and operational milestones being achieved under two lease agreements for a premises in Manistee, Michigan, on 21 September 2021, the Company issued 238,929 shares of common stock to one entity based on the terms and conditions of the certain lease agreement for the Muskegon, Michigan premises and issued an aggregate of 1,304,601 shares of common stock to another entity based on the terms and conditions of the two lease agreements for the Manistee, Michigan premises (Notes 13 and 14).

17.  Commitments

On July 3, 2019, the Company entered into various agreements with GLDH and other third parties to acquire 100% ownership interest in GLDH’s Long Beach, California dispensary ("ShowGrow Long Beach"). The purchase price was $6,700,000, of which $1,500,000 was paid in common shares of the Company at a price of CAD$0.7439 per common share to a maximum of 2,681,006 common shares (the “Share Payment”) upon NMG LB receiving the transfer of all licenses, permits and BCC authorizations for NMG LB to conduct medical and adult-use commercial cannabis retail operations. The 2,681,006 common shares were issued on 12 August 2019.  The Share Payment is subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which is expected to occur in the near future.  The Share Payment reduction is pending and, as a result, the related shares have not been released from escrow.  Any final settlement that is different than liabilities balances currently recorded will be allocated to other income or expense.

18.  Other Agreements

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

19. Subsequent Events

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

Pursuant to the closing of MIPA #1, as amended, and MIPA #2, as amended, the Company issued an aggregate of 16,301,694 shares of common stock to the Sellers in accordance with their instructions at a deemed price of US$0.1340 per share.  2,238,806 of the 16,301,694 shares are being held in escrow ending the results of a working capital adjustment in accordance with MIPA #1 and MIPA #2.

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

Agreement and Plan of Merger

On December 21, 2022, the Company, its wholly owned subsidiary, DEP Nevada, Inc. (“DEP”), BaM Body and Mind Dispensary NJ Inc., a New Jersey corporation and wholly owned subsidiary of DEP (the “Merger Sub”), CraftedPlants NJ Corp., a New Jersey corporation (the “Surviving Entity”) and those certain shareholders of the Surviving Entity (the “Sellers”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby Merger Sub merged with and into the Surviving Entity, and following the consummation of the merger, which occurred on December 21, 2022, the Surviving Entity became a wholly owned subsidiary of DEP and changed its name to BaM Body and Mind Dispensary NJ, Inc.

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

FORWARD-LOOKING STATEMENTS

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including, without limitation, the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document.  Refer to “Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2022, our most recently completed year end, to October 31, 2022, and our results of operations for the three months ended October 31, 2022, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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

In April 2020, we closed the San Diego ShowGrow dispensary transaction, which is owned 60% by our wholly-owned subsidiary, NMG San Diego, LLC (“NMG SD”), and has received all licenses, permits and authorizations required to conduct medical and adult-use commercial cannabis retail operations. The San Diego ShowGrow dispensary opened in early July 2020. We, through our wholly-owned subsidiary, NMG Long Beach, LLC (“NMG LB”), have been managing the Long Beach dispensary operations, received all approvals and final license transfer for the dispensary, which was transferred to NMG LB at the end of August 2020 and is expected to close in the near future.

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

In Arkansas, we, through NMG, manage the “Body and Mind” branded medical marijuana dispensary including cultivation in West Memphis, Arkansas. The dispensary opened on April 27, 2020 and the cultivation commenced operations on April 6, 2021 On Octpber 28, 2020, the dispensary was awarded best dispensary in Arkansas by Ark420.com.

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

Our head office located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each.  All of our subsidiaries are directly or indirectly owned by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest	Date of Acquisition or formation
DEP Nevada Inc.(1)	Nevada, USA	100%	August 10, 2017
Nevada Medical Group, LLC(2)	Nevada, USA	100%	November 14, 2017
NMG Long Beach, LLC(3)	California, USA	100%	December 18, 2018
NMG Cathedral City, LLC(4)	California, USA	100%	January 4, 2019
NMG San Diego, LLC(5)	California, USA	60%	January 30, 2019
NMG Ohio LLC(6)	Ohio, USA	100%	April 27, 2017
NMG OH 1, LLC(7)	Ohio, USA	100%	January 30, 2020
NMG OH P1, LLC(8)	Ohio, USA	100%	January 30, 2020
NMG MI 1, Inc.(9)	Michigan, USA	100%	June 24, 2021
NMG MI P1 Inc. (10)	Michigan, USA	100%	June 24, 2021
NMG MI C1 Inc. (11)	Michigan, USA	100%	June 24, 2021
Canopy Monterey Bay, LLC (12)	California, USA	100%	November 30, 2021
NMG CA P1, LLC(13)	California, USA	100%	January 7, 2020
NMG CA C1, LLC(14)	California, USA	100%	October 7, 2020
BaM Body and Mind Dispensary NJ, Inc.(15)	New Jersey, USA	100%	December 21, 2022

Notes:

(1)	DEP Nevada Inc. is a wholly-owned subsidiary of Body and Mind Inc.
(2)	Nevada Medical Group, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(3)	NMG Long Beach, LLC is a wholly-owned subsidiary of DEP Nevada Inc..
(4)	NMG Cathedral City, LLC is a wholly-owned subsidiary of DEP Nevada Inc. and was dissolved on March 8, 2022.
(5)	NMG San Diego, LLC is a 60% owned subsidiary of DEP Nevada Inc..
(6)	NMG Ohio LLC is a wholly-owned subsidiary of Nevada Medical Group LLC
(7)	NMG OH 1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(8)	NMG OH P1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(9)	NMG MI 1, Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(10)	NMG MI P1 Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(11)	NMG MI C1 Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(12)	Canopy Monterey Bay, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(13)	NMG CA P1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(14)	NMG CA C1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(15)	BaM Body and Mind Dispensary NJ, Inc. (formerly, CraftedPlants NJ Corp.) is a wholly-owned subsidiary of DEP Nevada, Inc.

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

The foregoing description of MIPA #1 does not purport to be complete and is qualified in its entirety by the MIPA #1, which is filed as Exhibit 10.63 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 filed with the SEC on January 17, 2023 and is incorporated by reference herein.

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

The foregoing description of the Secured Promissory Note does not purport to be complete and is qualified in its entirety by the Secured Promissory Note, which is filed as Exhibit 10.64 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 filed with the SEC on January 17, 2023 and is incorporated by reference herein.

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

The foregoing description of the Security Agreement does not purport to be complete and is qualified in its entirety by the Security Agreement, which is filed as Exhibit 10.65 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 filed with the SEC on January 17, 2023 and is incorporated by reference herein.

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

The foregoing description of the Escrow Agreement does not purport to be complete and is qualified in its entirety by the Escrow Agreement, which is filed as Exhibit 10.66 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 filed with the SEC on January 17, 2023 and is incorporated by reference herein.

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

The foregoing description of the MIPA #2 does not purport to be complete and is qualified in its entirety by the MIPA #2, which is filed as Exhibit 10.68 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 filed with the SEC on January 17, 2023 and is incorporated by reference herein.

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

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by the First Amendment, which is filed as Exhibit 10.72 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 filed with the SEC on January 17, 2023 and is incorporated by reference herein.

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

The foregoing description of the Landlord Consent does not purport to be complete and is qualified in its entirety by the Landlord Consent, which is filed as Exhibit 10.67 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 filed with the SEC on January 17, 2023 and is incorporated by reference herein.

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

Agreement and Plan of Merger – New Jersey

On December 21, 2022, the Company, its wholly owned subsidiary, DEP Nevada, Inc. (“DEP”), BaM Body and Mind Dispensary NJ Inc., a New Jersey corporation and wholly owned subsidiary of DEP (the “Merger Sub”), CraftedPlants NJ Corp., a New Jersey corporation (the “Surviving Entity”) and those certain shareholders of the Surviving Entity (the “Sellers”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby Merger Sub merged with and into the Surviving Entity, and following the consummation of the merger, which occurred on December 21, 2022, the Surviving Entity became a wholly owned subsidiary of DEP and changed its name to BaM Body and Mind Dispensary NJ, Inc.

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

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the Merger Agreement, which is filed as Exhibit 2.3 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 filed with the SEC on January 17, 2023 and is incorporated by reference herein.

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

Interest Rate	amended to 15% per annum, which 2% interest may be paid in kind, with he interest being payable on the first of each month.
Default Interest Rate	20% per annum (inclusive of the 13% rate noted above)
Origination Discount	10% of the Face Amount treated as consideration for the use or forbearance of money
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

The foregoing description of the Limited Waiver and Amendment to Loan Agreement does not purport to be complete and is qualified in its entirety by the Limited Waiver and Amendment to Loan Agreement, which is filed as Exhibit 10.73 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 filed with the SEC on January 17, 2023 and is incorporated by reference herein.

Convertible Debenture Financing

On December 19, 2022, the Company entered into Securities Purchase Agreements (“SPAs”) with each of BAM I, A Series of Bengal Catalyst Fund SPV, LP, a Delaware limited partnership, Mindset Value Fund LP, a Delaware limited partnership, and Mindset Value Wellness Fund LP, a Delaware limited partnership (collectively, the “Investors”) pursuant to which the Company issued to the Investors unsecured five-year convertible debentures in the aggregate principal amount of $3,000,000 (the “Debentures”) , which bear interest at a rate of 8% per annum, compounded annually, and common stock purchase warrants (the “Warrants”) to acquire 15,000,000 shares of common stock of the Company (each, a “Warrant Share”).  The proceeds from the sale of the Debentures and the Warrants will be used for business development purposes.

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

Results of Operations for the three month periods ended October 31, 2022 and 2021:

The following table sets forth our results of operations for the three month periods ended October 31, 2022 and 2021:

	October 31, 2022 $	October 31, 2021 $
Sales	7,831,695	7,570,816
Cost of Sales	(6,192,489)	(4,416,703)
Gross Margin	1,639,206	3,154,113
Operating Expenses	(3,617,271)	(2,838,804)
Loss for the Period	(2,952,795)	(677,254)
Foreign Currency Translation Adjustment	(70,060)	36,281
Comprehensive Loss	(3,022,855)	(640,973)
Basic and Diluted Earnings (Loss) Per Share	(0.03)	(0.01)

Revenues

For the three month period ended October 31, 2022 we had total sales of $7,831,695 and cost of sales of $6,192,489 for a gross margin of $1,639,206 compared to total sales of $7,570,816 and cost of sales of $4,416,703 for a gross margin of $3,154,113 in the three month period ended October 31, 2021. Gross margin decreased due to decreasing wholesale prices, increasing costs and lower inventory balance on hand at October 31, 2022.

During the three months ended October 31, 2022, the Company recorded product sales as follows:

Revenues – By Segment	Three months ended October 31, 2022 $	%

Wholesale	1,305,981	17%
Retail	6,525,714	83%

Total	7,831,695

Operating Expenses

For the three month period ended October 31, 2022, operating expenses totaled $3,617,271 compared with $2,838,804 for the three month period ended October 31, 2021. A significant reason for the increase in operating expenses between the periods related to an increase in lease expense from $102,033 and $255,871 as the Company continues to expand and an increase in licenses, utilities and office administration from $845,747 to $1,280,405. The Company’s office administration increased considerably as a result of various ongoing acquisitions and expansions.

The Company also had an increase in depreciation and amortization expense of $362,115 compared to $331,544 due to a larger balance of property and equipment and intangible assets that need to be depreciated/amortized.  A large portion of the depreciation and amortization expense are also included in Cost of Sales resulting in an increase in Cost of Sales for the current period.

Other Items

During the three month period ended October 31, 2022, our other items accounted for $348,656 of losses as compared to $290,391 for the three month period ended October 31, 2021. The significant components in other items primarily relates to the Company’s interest income on the secured convertible note and interest expense on the long-term loan payable.

Net Loss

Net loss for the quarter ended October 31, 2022, totaled $2,952,795 compared with a net loss of $677,254 for the quarter ended October 31, 2021. The increase in net loss is largely due to the increase in cost of sales, and increase in general and administrative expenses as discussed above.

Other Comprehensive Income (Loss)

We recorded a foreign currency translation adjustment loss of $70,060 and gain of $36,281 for the quarter ended October 31, 2022 and 2021, respectively. The amounts are included in the statement of operations as other comprehensive income for the respective periods.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of October 31, 2022:

As of October 31, 2022
(unaudited)
Cash reserves	$1,302,124
Working capital deficiency	$937,922

At October 31, 2022, we had cash of $1,302,124 as compared to cash of $1,854,277 at July 31, 2022.  The Company has minimal committed capital expenditures.

Statement of Cash flows

During the three month period ended October 31, 2022, our net cash decreased by $552,153 (2021 – increase by $58,892), which included net cash used in operating activities of $589,074 (2021 – provided $256,511), net cash provided by investing activities of $106,989 (2021 – used $232,076), net cash used in financing activities of $8 (2021 – used $1,824) and effect of exchange rate changes on cash and cash equivalents having a loss of $70,060 (2021 – gain of $36,281).

Cash Flow provided by (used in) Operating Activities

Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $2,952,795 during the three months ended October 31, 2022 compared to $677,254 in 2021. The net loss in 2022 included, among other things, amortization of debt discount of $114,221 (2021 - $117,744), amortization of intangible assets of $327,950 (2021 - $302,255), amortization of operating lease ROU assets of $320,719 (2021 - $77,037), depreciation of property and equipment of $268,853 (2021 - $202,394), accrued interest income of $18,000 (2021 - $18,000), and stock-based compensation of $32,458 (2021 - $145,175).

The following non-cash items further adjusted the loss for the three months ended October 31, 2022 and 2021:

•

Decrease in amounts receivable and prepaid of $28,724 (2021 – $6,294), decrease in inventory of $624,588 (2021 – increase of $416,118), increase in trade payables and accrued liabilities of $382,274 (2021 – decrease of $118,882), increase in income taxes payable and deferred taxes of $621,454 (2021 - $700,352), decrease in due to related parties of $59,036 (2021 – increase of $2,092), and decrease of operating lease liabilities of $290,474 (2021 - $66,578).

Cash Flow used in Investing Activities

The change in cash from investing activities from the three month period ended October 31, 2022 relates primarily to the purchased equipment of $8,320 (2021 - $15,650), loan repaid by CCG in Arkansas of $115,309 (2021 - provided $162,011).

Cash Flow provided by Financing Activities

During the three month period ended October 31, 2022, financing activities used cash of $8 compared to $1,824 during the three month period ended October 31, 2021, all related to a repayment of loan.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had working capital deficiency of $937,922 as at October 31, 2022. The Company outlined substantial doubt about its ability to continue as a going concern in prior periods which has been alleviated by securing long term debt, cash flow positive operations and increased sales. The Company anticipates that current cashflow positive operations, cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 15 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

Based on their evaluation as of October 31, 2022, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of October 31, 2022 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In our assessment of the effectiveness of our internal control over financial reporting as at October 31, 2022, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, material weaknesses were identified regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

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

Change in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended October 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

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

BODY AND MIND INC.

Date: January 24, 2023	BY:	/s/ Michael Mills
Michael Mills, President and Chief Executive Officer (Principal Executive Officer)

Date: January 24, 2023	BY:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

