Form 10-Q
period 2023-01-31
BODY & MIND INC.
filed 2023-03-22
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  146,636,974 shares of common stock outstanding as of March 22, 2023.

BODY AND MIND INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.		Statement 1

Condensed Consolidated Interim Balance Sheets
(U.S. Dollars)
ASSETS	As of 31 January 2023	As of 31 July 2022
	(unaudited)
Current
Cash	$3,157,753	$1,854,277
Accounts receivable, net	865,049	475,578
Interest receivable on convertible loan (Note 6)	258,000	222,000
Prepaids	783,992	775,701
Inventory (Note 5)	2,799,416	3,880,000
Loan receivable (Note 7)	241,051	789,984
Total Current Assets	8,105,261	7,997,540

Deposit	113,890	113,828
Convertible loan receivable (Note 6)	1,250,000	1,250,000
Property and equipment, net (Note 8)	5,125,762	5,640,534
Operating lease right-of-use assets (Note 13)	6,793,569	4,162,647
Brand and licenses, net (Note 10)	11,205,415	11,861,315
TOTAL ASSETS	$32,593,897	$31,025,864

LIABILITIES
Current
Accounts payable	$2,693,578	$2,489,353
Accrued liabilities	320,449	325,385
Income taxes payable	4,289,820	3,021,539
Due to related parties (Note 11)	126,945	163,862
Loans payable (Note 12)	23,293	12,535
Current portion of operating lease liabilities (Note 13)	1,019,980	604,445
Total Current Liabilities	8,474,065	6,617,119

Long-term operating lease liabilities (Note 13)	7,708,789	5,514,928
Loans payable (Note 12)	7,642,059	7,393,636
Convertible debentures – related parties, net (Note 12)	2,219,977	-
Convertible debentures, net (Note 12)	201,816	-
Income taxes payable	966,992	966,992
Deferred tax liability	402,397	427,770
TOTAL LIABILITIES	27,616,095	20,920,445

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 14)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
146,636,974 (31July2022–113,668,613) Common Shares	14,663	11,366
Additional paid-in capital	54,841,309	52,344,573
Shares to be issued	-	1,853,403
Accumulated other comprehensive income	1,143,691	1,224,093
Accumulated Deficit	(51,703,988)	(45,803,026)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO BAM STOCKHOLDERS	4,295,675	9,630,409
NON-CONTROLLING INTEREST	682,127	475,010
TOTAL STOCKHOLDERS’ EQUITY	4,977,802	10,105,419
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,593,897	$31,025,864

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (unaudited)
(U.S. Dollars)

	Three Month Period Ended 31 January		Six Month Period Ended 31 January
	2023	2022	2023	2022

Sales	$7,742,054	$8,046,526	$15,573,749	$15,617,342
Cost of sales	(5,475,729)	(5,414,988)	(11,668,218)	(9,831,691)
Gross profit	2,266,325	2,631,538	3,905,531	5,785,651

Operating Expenses
Accounting and legal	441,208	291,700	664,499	550,844
Business development	243,098	80,316	414,258	175,075
Consulting fees	162,891	247,972	403,367	391,207
Depreciation	362,623	437,781	724,738	769,325
Lease expense	333,330	181,816	589,201	283,849
Licenses, utilities and office administration	1,289,987	1,076,475	2,570,392	1,922,222
Management fees	132,252	120,658	203,957	289,037
Salaries and wages	1,063,602	1,165,593	2,075,850	2,059,556
Total Operating Expenses	(4,028,991)	(3,602,311)	(7,646,262)	(6,441,115)
Net Operating Loss	(1,762,666)	(970,773)	(3,740,731)	(655,464)
Other Income (Expenses)
Foreign exchange, net	199	327	2,166	314
Interest expense	(425,124)	(340,020)	(806,547)	(678,784)
Interest income	18,000	18,000	36,000	36,000
Other income (expense)	48,603	(14,432)	61,403	15,954
Total Other Expenses	(358,322)	(336,125)	(706,978)	(626,516)
Net Loss Before Income Tax	$(2,120,988)	$(1,306,898)	$(4,447,709)	$(1,281,980)
Income tax expense	(620,062)	(1,415,650)	(1,246,136)	(2,117,822)
Net Loss	(2,741,050)	(2,722,548)	(5,693,845)	(3,399,802)
Other Comprehensive Income
Foreign currency translation adjustment	(10,342)	(35,160)	(80,402)	1,121
Comprehensive Loss	$(2,751,392)	$(2,757,708)	$(5,774,247)	$(3,398,681)
Net income (loss) attributable to:
Body and Mind Inc.	(2,846,121)	(2,876,822)	(5,900,962)	(3,665,911)
Non-controlling interest	105,071	154,274	207,117	266,109

Comprehensive loss attributable to:
Body and Mind Inc.	(2,856,463)	(2,911,982)	(5,981,364)	(3,664,790)
Non-controlling interest	105,071	154,274	207,117	266,109
Loss per Share – Basic and Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.03)
Weighted Average Number of Shares Outstanding - Basic and Diluted	130,841,727	112,370,886	122,255,170	111,059,882

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.						Statement 3

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (unaudited)
(U.S. Dollars)

	Share capital		Additional		Accumulated Other
	Common Shares		paid-in	Share to be	comprehensive	Accumulated	Non-controlling
	Shares	Amount	capital	issued	income	Deficit	interest	Total
Balance – 31 July 2022	113,668,613	$11,366	$52,344,573	$1,853,403	$1,224,093	$(45,803,026)	$475,010	$10,105,419
Stock-based compensation (Note 14)	-	-	32,458	-	-	-	-	32,458
Foreign currency translation adjustment	-	-	-	-	(70,060)	-	-	(70,060)
Net loss	-	-	-	-	-	(3,054,841)	102,046	(2,952,795)
Balance – 31 October 2022	113,668,613	$11,366	$52,377,031	$1,853,403	$1,154,033	$(48,857,867)	$577,056	$7,115,022
Common stock issued in acquisition of Canopy	16,301,694	1,630	1,851,773	(1,853,403)	-	-	-	-
Common stock issued in merger of CraftedPlants NJ	16,666,667	1,667	(1,667)	-	-	-	-	-
Warrants issued in convertible debentures financing	-	-	592,159	-	-	-	-	592,159
Stock-based compensation (Note 14)	-	-	22,013	-	-	-	-	22,013
Foreign currency translation adjustment	-	-	-	-	(10,342)	-	-	(10,342)
Net loss	-	-	-	-	-	(2,846,121)	105,071	(2,741,050)
Balance – 31 January 2023	146,636,974	$14,663	$54,841,309	$-	$1,143,691	$(51,703,988)	$682,127	$4,977,802

Balance – 31 July 2021	109,077,778	$10,907	$50,312,013	$-	$1,127,713	$(17,126,510)	$26,598	$34,350,721
Common stock issued for lease liabilities	1,543,530	154	546,872	-	-	-	-	547,026
Stock-based compensation (Note 14)	-	-	145,175	-	-	-	-	145,175
Foreign currency translation adjustment	-	-	-	-	36,281	-	-	36,281
Net loss	-	-	-	-	-	(789,089)	111,835	(677,254)
Balance – 31 October 2021	110,621,308	$11,061	$51,004,060	$-	$1,163,994	$(17,915,599)	$138,433	$34,401,949
Common stock issued in acquisition of Canopy	2,728,156	273	939,271	-	-	-	-	939,544
Stock-based compensation (Note 14)	-	-	149,769	-	-	-	-	149,769
Foreign currency translation adjustment	-	-	-	-	(35,160)	-	-	(35,160)
Net loss	-	-	-	-	-	(2,876,822)	154,274	(2,722,548)
Balance – 31 January 2022	113,349,464	$11,334	$52,093,100	$-	$1,128,834	$(20,792,421)	$292,707	$32,733,554

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 4

Condensed Consolidated Interim Statements of Cash Flows (unaudited)
(U.S. Dollars)
	Six Month Period Ended 31 January
Cash Resources Provided By (Used In)	2023	2022
Operating Activities
Net loss for the period	$(5,693,845)	$(3,399,802)
Items not affecting cash:
Amortization of debt discount	248,423	235,487
Accrued interest expense	42,226	-
Accrued interest income	(36,000)	(36,000)
Amortization of intangible assets	655,900	671,322
Amortization of operating lease ROU assets	718,896	405,386
Depreciation	538,280	471,938
Stock-based compensation	54,471	294,944
Accounts receivable and prepaids	(397,762)	470,282
Inventory	1,080,584	(484,191)
Deposits	(62)	(107,290)
Trade payables and accrued liabilities	171,015	(22,352)
Income taxes payable and deferred taxes	1,242,908	2,102,257
Due to related parties	(36,917)	(20,264)
Operating lease liabilities	(740,422)	(336,076)
Cash provided by (used in) operating activities	(2,152,305)	245,641

Investing Activities
Investment in NMG Ohio, LLC , net of cash received	-	(54,415)
Cash paid in acquisition of Canopy, net of cash received	-	(2,121,497)
Purchase of property and equipment	(23,508)	(606,408)
Loan receivable	548,933	(205,969)
Cash provided by (used in) investing activities	525,425	(2,988,289)

Financing Activities
Proceeds from convertible debenture financing	3,000,000	-
Proceeds from (repayment of) loans payable, net	10,758	(16,874)
Cash provided by (used in) financing activities	3,010,758	(16,874)

Effect of exchange rate changes on cash	(80,402)	1,121

Net Increase (Decrease) in Cash	1,303,476	(2,758,401)
Cash– Beginning of Period	1,854,277	7,374,194
Cash– End of Period	$3,157,753	$4,615,793

Supplemental Disclosures with Respect to Cash Flows (Note 16)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the Six Months ended 31 January 2023
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

On 14 November 2017, the Company acquired Nevada Medical Group, LLC (“NMG”) and changed its name to Body and Mind Inc. The Company is now a supplier and grower of medical and recreational cannabis in the state of Nevada, and has retail operations in California, Ohio, Michigan and Arkansas.

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name	Jurisdiction	Ownership	Date of acquisition or formation
DEP Nevada Inc. (“DEP Nevada”)	Nevada, USA	100%	10 August 2017
Nevada Medical Group LLC (“NMG”)	Nevada, USA	100%	14 November 2017
NMG Long Beach LLC (“NMG LB”)	California, USA	100%	18 December 2018
NMG San Diego LLC (“NMG SD”)	California, USA	60%	30 January 2019
NMG Ohio LLC (“NMG Ohio”)	Ohio, USA	100%	27 April 2017
NMG OH 1, LLC (“NMG OH 1”)	Ohio, USA	100%	29 January 2020
NMG OH P1, LLC (“NMG OH P1”)	Ohio, USA	100%	29 January 2020
NMG MI 1, Inc. (“NMG MI 1”)	Michigan, USA	100%	24 June 2021
NMG MI C1 Inc.	Michigan, USA	100%	24 June 2021
NMG MI P1 Inc.	Michigan, USA	100%	24 June 2021
Canopy Monterey Bay, LLC (“Canopy”)	California, USA	100%	1 December 2021
NMG CA P1, LLC (“NMG CA P1”)	California, USA	100%	7 January 2020
NMG CA C1, LLC (“NMG CA C1”)	California, USA	100%	7 October 2020
BaM Body and Mind Dispensary NJ, Inc. (“BAM NJ”)	New Jersey, USA	100%	21 December 2022

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

Accounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 31 January 2023 and 31 July 2022, the Company has no allowance for doubtful accounts.

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

The Company periodically reviews its inventory for obsolete and potentially impaired items.  Any identified slow moving and obsolete items are written down to its net realizable value through a charge to cost of goods sold.  As of 31 January 2023 and 31 July 2022, the Company has no allowance for inventory obsolescence.

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

        Intangible assets

Intangible assets acquired from third parties are measured initially at fair value and either classified as indefinite life or finite life depending on their characteristics. Intangible assets with indefinite lives are tested for impairment at least annually and intangible assets with finite lives are reviewed for indicators of impairment at least annually. The Company’s brands and licenses acquired from NMG have indefinite lives; therefore, no amortization is recognized. The Company’s brands and licenses acquired by NMG SD have a finite life of 10 years, brands and licenses acquired by NMG LB and NMG OH 1 have a finite life of 10 years, customer relationships acquired by NMG OH 1 have a finite life of five years, licenses acquired by Canopy have a finite life of 10 years and are amortized over these estimated useful lives on a straight-line basis.  Brands acquired by Canopy have indefinite lives.

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

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. As of 31 January 2023, potential common shares are comprised of 7,553,000 outstanding options, 33,215,284 outstanding warrants and 3,200,000 warrants held in escrow as described in Note 12 and Note 14 have been excluded from Diluted EPS.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As of 31 January 2023 and 31 July 2022, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is in U.S. dollars. The Company’s subsidiaries have a functional currency in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Exchange gains and losses on inter-company balances that form part of the net investment in foreign operations are included in other comprehensive income. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The exchange rates used to translate Canadian dollar to U.S. dollar was 0.7491 for monetary assets and liabilities and 0.7470 as an average rate for transactions occurred during the period ended 31 January 2023. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net loss.

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

4. Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 January 2023 and 31 July 2022:

	As of 31 January 2023	As of 31 July 2022
Financial assets at fair value
Cash	$3,157,753	$1,854,277
Convertible loan receivable	1,250,000	1,250,000

Total financial assets at fair value	$4,407,753	$3,104,277

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company had working capital deficit of $368,804 at 31 January 2023 and the Company required additional financing to meet all current and future financial obligations which caused substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company anticipates that cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 12 months from the issuance of these financial statements.  Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth.

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

5. Inventory

	31 January 2023	31 July 2022

Work in progress	$560,408	$610,030
Finished goods	991,025	1,961,244
Consumables	1,247,983	1,308,726

Total	$2,799,416	$3,880,000

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

The convertible loan agreement is for an amount up to $1,250,000 from DEP to CCG with proceeds to be used to fund construction of a facility, working capital and initial operating expenses. The loan bears interest at a fixed rate of $6,000 per month until the parties mutually agree to increase the interest. Upon the latter of one year of granting of a medical cannabis dispensary license by the appropriate authorities or one year after entering into the convertible loan agreement, DEP may elect to convert the loan into preferred units of CCG equal to 40% of all outstanding preferred units of CCG that carry 66.7% voting interest, subject to approval of the Arkansas Medical Marijuana Commission.

The Company had advanced $1,250,000 (31 July 2022 - $1,250,000) at 31 January 2023, and accrued interest income of $18,000 (2022 - $18,000) and $36,000 (2022 - $36,000) for the three and six months ended 31 January 2023, respectively. As of 31 January 2023, total interest receivable was $258,000 (31 July 2022 - $222,000).

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

The discounted cash flow model for the straight debt portion uses four different scenarios as follows:  The Company discounts the principal amount of $1,250,000, monthly interest payment of $6,000 using these four different maturity dates: (1) March 30, 2024, (2) March 30, 2025, (3) March 30, 2026 and (4) March 30, 2027, whereby each scenario is given 25% probability of occurring since the actual conversion date is uncertain.  The discount rate used is 22.92%.

The assumptions used in the Black-Scholes Option Pricing Model for the conversion option are as follows: (i) equity price of $30,168 per unit calculated as BAM’s portion of the future projected profits, on a per unit basis, discounted using Weighted Average Cost of Capital of 15%; (ii) exercise price of $31,250 per unit as there are 40 units in total, (iii) volatility of 88% using BAM as benchmark, (iv) expected life of 2.70 years and (v) risk-free rate of 4.10%.

The sum of these two valuation models resulted in an estimated fair value of the loan receivable balance of $1,250,000 as of 31 January 2023.

7. Loan receivable

In addition to the convertible loan receivable (Note 6), the Company provides operating loans to CCG that are non-interest bearing, unsecured and due on demand. During the six months ended 31 January 2023, the Company advanced $645,092 (2022 - $655,969) to CCG and received repayments totaling $1,194,025 (2022 - $450,000) for a net decrease in loan receivable of 548,933 (2022 – net increase of $205,969). At 31 January 2023, the amount receivable from CCG was $241,051 (31 July 2022 - $789,984).

8. Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Total
Cost:
Balance, 31 July 2022	$638,987	$466,110	$581,335	$63,102	$38,717	$10,335	$6,510,191	$8,308,777
Additions	20,853	-	-	-	-	-	2,655	23,508
Balance, 31 January 2023	659,840	466,110	581,335	63,102	38,717	10,335	6,512,846	8,332,285

Accumulated Depreciation:
Balance, 31 July 2022	123,591	318,856	290,729	29,880	29,859	3,266	1,872,062	2,668,243
Depreciation	46,769	34,437	40,995	4,544	2,788	744	408,003	538,280
Balance, 31 January 2023	170,360	353,293	331,724	34,424	32,647	4,010	2,280,065	3,206,523

Net Book Value:
At 31 July 2022	515,396	147,254	290,606	33,222	8,858	7,069	4,638,129	5,640,534
At 31 January 2023	$489,480	$112,817	$249,611	$28,678	$6,070	$6,325	$4,232,781	$5,125,762

For the six months ended 31 January 2023, a total depreciation of $68,838 (2022 - $98,003) was included in General and Administrative Expenses and a total depreciation of $469,442 (2022 - $373,935) was included in Cost of Sales.

9. Acquisitions

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

On 17 June 2022, the Company, through its wholly owned subsidiary, DEP Nevada, Inc., entered into the first amendment to PA #1 and PA #2 (the “First Amendment”) whereby the cash purchase price under PA #1 will be reduced from $2.5 million to $1.25 million and the Company will issue $1.25 million in shares of common stock of the Company to the Sellers based on the 10 day volume weighted average price (“VWAP”) for the ten (10) consecutive trading days prior to the effective date of the First Amendment (the “Effective Date”) and subject to compliance with the policies of the Canadian Securities Exchange (the “CSE”), which equates to 9,328,358 shares of common stock. The Company will also issue additional shares to Cary Stiebel equal to the difference between the amount of the shares of common stock of the Company that were issued by the Company to Mr. Stiebel on December 3, 2021 (the “PA #2 Shares”) and the amount of shares that Mr. Stiebel would have received had the VWAP for the PA #2 Shares been calculated as of the Effective Date (the “Additional PA #2 Shares”) which equates to 4,734,530 shares of common stock. Additionally, on the date that is eighteen (18) months (548 days) following the Effective Date of this First Amendment (the “Additional Share Issuance Date”) the Company will issue $100,000 worth of shares to the Sellers based on the ten (10) day VWAP and subject to compliance with the policies of the CSE, calculated as of the Additional Share Issuance Date. This $100,000 was recorded as consulting fees for the year ended 31 July 2022. Furthermore, DEP shall cause the Company to issue to Mr. Stiebel $300,000 worth of shares of common stock of the Company within six (3) days following the Effective Date of this First Amendment, and subject to compliance with the policies of the CSE (the “Additional True up Shares”) which equates to 2,238,806 shares of common stock. Prior to the conclusion of the calculation of the actual working capital in accordance with PA #1 and PA #2, Sellers shall complete, execute and deliver to DEP Schedule D to the First Amendment, which shall set forth the amount of Additional True-up Shares each Seller is entitled to (as applicable) and such Additional True-up Shares shall be retitled in accordance with Schedule D to the First Amendment. In the event Schedule D to the First Amendment is not completed, executed and delivered to DEP prior to the conclusion of the calculation of the actual working capital, DEP shall have no obligation to retitle the shares and all Sellers hereby waive any claims against DEP and the Company in connection with such issuance made in accordance with Section 2(b)(v) of the First Amendment. Upon conclusion of the calculation of the actual working capital in accordance with PA #1 and PA #2, the parties agree as follows:

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

Pursuant to the closing of MIPA #1, as amended, and MIPA #2, as amended, the Company issued an aggregate of 16,301,694 shares of common stock to the Sellers in accordance with their instructions at a deemed price of US$0.134 per share.  2,238,806 of the 16,301,694 shares are being held in escrow pending the results of a working capital adjustment in accordance with MIPA #1 and MIPA #2.

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

Pro Forma

The following table summarizes our consolidated results of operations for the six months ended 31 January 2022 as though the acquisition of Canopy had occurred on 1 August 2021:

	Six months ended 31 January 2022
	As Reported	Pro Forma (unaudited)
Revenue	$15,573,749	$17,970,267
Net income (loss)	(5,072,391)	(3,355,476)

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

CraftedPlants NJ Corp (“Merger”)

On December 21, 2022, the Company, its wholly owned subsidiary, DEP Nevada, Inc. (“DEP”), BaM Body and Mind Dispensary NJ Inc., a New Jersey corporation and wholly owned subsidiary of DEP (the “Merger Sub”), CraftedPlants NJ Corp., a New Jersey corporation (the “Surviving Entity”) and those certain shareholders of the Surviving Entity (the “Sellers”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby the Merger Sub merged with and into the Surviving Entity, and following the consummation of the merger, which occurred on December 21, 2022, the Surviving Entity became a wholly owned subsidiary of DEP and changed its name to BaM Body and Mind Dispensary NJ, Inc. (the “Merged Entity”).

CraftedPlants NJ Corp. had a lease in Lawrenceville, New Jersey that was already zoned for cannabis retail store.  There is no operational history for CraftedPlants NJ Corp. and is essentially comprised of one operating lease asset.  The lease agreement does not include any provision that would revoke the approval for a cannabis retail store in a change of ownership of CraftedPlants NJ.  Management is not aware of any laws and regulations that would revoke the zoning approval upon change of ownership. The purpose of the merger is expansion into the New Jersey adult use market through merging with an entity with a lease in New Jersey with local preapproval for an adult use cannabis location.  The compensation for merger is contingent on success milestones including granting of pending license approval from the State of New Jersey Cannabis Regulatory Commission and opening of the business as a recreational cannabis dispensary.

The Company also entered into a three-year strategic advisory services agreement with Bengal Impact Partners, LLC (“Bengal Capital”) dated 5 January 2023 (“Bengal Advisory Agreement”). The Company shall pay Bengal Capital $240,000 on each anniversary, of which $60,000 is to be paid in cash and $180,000 is to be paid in cash, common stock, or warrants to purchase shares of the Company’s common stock, in such proportions as are determined by the Company. In addition, if the Company successfully obtains a cultivation license in New Jersey during the term of the Bengal Advisory Agreement, the Company will owe a fee of $1,000,000, which will be payable in the form of the Company’s common stock or a warrant to purchase shares of the Company’s common stock, in either case as requested by Bengal Capital.

Bengal Catalyst Funds and CraftedPlants NJ Corp were both owned or managed by the principals of the Bengal Capital Group and Bengal Catalyst Fund also participated in the 19 December 2022 convertible debenture financings (Note 12). Joshua Rosen is a managing principal of the Bengal Capital Group and he was involved in both transactions of the convertible note investment and the merger acquisition of Crafted Plants NJ Corp. Joshua Rosen was appointed as a director of the Company effective 1 February 2023.

Pursuant to the terms of the Merger Agreement, on the closing DEP delivered a cash payment of $50,000 to the Sellers, with a delayed payment of approximately $120,000 to be paid to the Sellers upon funding of the project buildout which is anticipated to occur after receipt of the New Jersey state license and local construction approvals.

Further, pursuant to the terms of the Merger Agreement, on December 21, 2022, the Company issued to the Sellers an aggregate of 16,666,667 shares of its common stock (the “Merger Consideration Shares”).  The Merger Consideration Shares will be held in escrow and will not be released to the Sellers until the Surviving Entity achieves certain milestones, however, the Sellers will still maintain the voting and participation rights with respect to the Merger Consideration Shares while being held in escrow.  The post-closing milestones are as follows:

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

If either or both of the milestones are not achieved within the time periods after the closing date (the “Milestone Dates”), the Company shall have the option to cancel the Merger Consideration Shares attributable to the failed milestone by delivering written notice to Sellers and in the event of such cancellation, the portion of the Merger Consideration Shares attributable to the failed milestone shall be surrendered and cancelled without any further action required by the parties.  Notwithstanding the foregoing, if either or both of the milestones are not achieved (or if it becomes obvious that they will not be achieved) by their respective Milestone Dates because of delays that are not caused by the Sellers, the Sellers may, before the applicable Milestone Dates, provide notice to the Company, and the applicable Milestone Date will be extended to such date as is reasonably necessary for the milestone to be achieved.  The parties will work together in mutual good faith to determine the dates by when the milestones can be reasonably achieved. If the Company fails to diligently pursue issuance of the state recreational licenses at any time prior to the second anniversary, and the Company fails to cure such failures in accordance with the Merger Agreement, the Company will owe to Sellers a termination fee equal to 25% of the Merger Consideration Shares.

The likelihood of achieving both milestones is uncertain at this time and, as such, the Company recorded the Merger Consideration Shares at par value.

The acquisition was accounted for as an asset acquisition since the Surviving Entity did not meet the definition of a business in accordance with ASC 805, as it had no outputs and did not have a substantive process that could significantly contribute to the ability to create outputs.  In accordance with ASC 805-50 and measurement of share-based payment in ASC 718, the acquisition should be measured on the date on which the acquirer obtains control of the acquiree. The date on which the acquirer obtains control of the acquiree generally is the date on which the acquirer legally transfers the consideration, acquires the assets, and assumes the liabilities of the acquiree.

The Company obtained 100% ownership and control over the Merged Entity and the lease asset on 21 December 2022.  The purchase price, as measured on 21 December 2022, was $175,000 which was included in the lease liability and right-of-use assets calculation for the lease acquired in the State of New Jersey (see Note 13).

10.  Intangible Assets, Net

			As of 31 January 2023
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$425,000	-	$-	$425,000
Licenses	13,813,508	10.0	(3,079,769)	10,733,739
Customer relationships	90,000	5.0	(43,324)	46,676

Total intangible assets	$14,328,508		$(3,123,093)	$11,205,415

			As of 31 July 2022
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$425,000	-	$-	$425,000
Licenses	13,813,508	10.0	(2,432,938)	11,380,570
Customer relationships	90,000	5.0	(34,255)	55,745

Total intangible assets	$14,328,508		$(2,467,193)	$11,861,315

Amortization expense for intangible assets was $655,900 and $671,322 for the six months ended 31 January 2023 and 2022, respectively.

During the year ended 31 July 2022, the Company recorded an impairment loss of $42,000 and $7,925,000 related to NMG’s brand and licenses, respectively.

The expected amortization of the intangible assets, as of 31 January 2023, for each of the next five years and thereafter is as follows:

2023 (remaining)	$645,206
2024	1,304,671
2025	1,301,106
2026	1,284,841
2027	1,283,116
Thereafter	4,961,475
$10,780,415

11. Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the three and the six months ended 31 January 2023 and 2022 are as follows:

	For the three months ended 31 January 2023	For the three months ended 31 January 2022	For the six months ended 31 January 2023	For the six months ended 31 January 2022
A company controlled by the President, Chief Executive Officer and a director Management fees	$52,290	$53,400	$107,221	$172,996
A company controlled by the Chief Financial Officer and a director Management fees	30,000	47,976	62,363	78,578
A company controlled by the Corporate Secretary Management fees	16,241	19,282	34,373	37,463
	$98,531	$120,658	$203,957	$289,037

Amounts owing to related parties at 31 January 2023 and 31 July 2022 are as follows:

a)	As of 31 January 2023, the Company owed $61,389 (31 July 2022 - $102,480) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 31 January 2023, the Company owed $31,704 (31 July 2022 - $31,704) to the Chief Operating Officer.

c)	As of 31 January 2023, the Company owed $10,500 (31 July 2022 - $10,780) to the Chief Financial Officer of the Company and a company controlled by him.

d)	As of 31 January 2023, the Company owed $23,352 (31 July 2022 - $18,898) to the Corporate Secretary of the Company and a company controlled by him.

e)	See also Note 9 for merger agreement and Note 12 for convertible debentures financing with entities controlled by a new Company Director.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

12.  Loans Payable and Convertible Debenture

As of 31 January 2023 and 31 July 2022, the following loans payable are outstanding:

	31 January 2023	31 July 2022
FocusGrowth loan	$6,666,667	$6,666,667
Long Beach loan	6,363	12,535
Canopy loan
Secured promissory note	2,300,000	2,300,000
Unsecured loan balance	16,930	-
Total principal amount	$8,989,960	$8,979,202
Debt discount	(1,324,608)	(1,573,031)
Outstanding balance, net	$7,665,352	$7,406,171
Current portion	(23,293)	(12,535)
Long-term portion	$7,642,059	$7,393,636

Focus Growth loan

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

The Company also paid agent fees, legal fees and other fees in the amount of $175,758. The 4,800,000 Warrants had a relative fair value of $1,037,146 and when combined with the $175,758 in fees and the $666,667 origination discount, resulted in a debt discount of $1,883,901.

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

The Amendment No. 2 to Loan Agreement was accounted for as a modification consistent with ASC 470-50, Debt Modification, where the lender fees, including 1,000,000 additional common stock purchase warrants valued at $79,585 and the exit fee of $100,000, are capitalized as additional debt discount and amortized as par to the effective yield.

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

Subsequent to entering into the Limited Waiver and Amendment to Loan Agreement, the parties verbally agreed and confirmed via email on December 20, 2022, that Waiver Period for the First Specified Default shall be extended from December 30, 2022 to January 17, 2023, and the Waiver Period for the Second Specified Default shall be extended from January 13, 2023 to January 27, 2023; and that the corresponding amendments shall be made to sections 7.2(b) and 7.2(c) of the Loan Agreement as set forth in the Limited Waiver and Amendment to Loan Agreement.

During the six months ended 31 January 2023, the Company recorded $248,423 related to the amortization of debt discount and $513,255 related to the interest expense.

Long Beach loan

The loan payable at 31 January 2023 in the amount of $6,363 (31 July 2022 - $12,535) assumed from NMG LB is unsecured, non-interest bearing and has no set terms of repayment.

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

The loan payable at 31 January 2023 in the amount of $16,930 (31 July 2022 - $Nil) assumed from Canopy is unsecured, non-interest bearing and has no set terms of repayment.

Convertible Debenture Financing

As of 31 January 2023 and 31 July 2022, the following convertible debentures are outstanding:

	31 January 2023	31 July 2022
BAM I, A Series of Bengal Catalyst Fund SPV, LP (related party – Note 9)	$2,750,000	$-
Debt discount	(530,023)	-
Outstanding balance, net	$2,219,977	$-

	31 January 2023	31 July 2022
Mindset Value Fund LP	$150,000	$-
Mindset Value Wellness Fund LP	100,000	-
Total principal amount	250,000	-
Debt discount	(48,184)	-
Outstanding balance, net	$201,816	$-

On December 19, 2022, the Company entered into Securities Purchase Agreements (“SPAs”) with each of BAM I, A Series of Bengal Catalyst Fund SPV, LP, a Delaware limited partnership, Mindset Value Fund LP, a Delaware limited partnership, and Mindset Value Wellness Fund LP, a Delaware limited partnership (collectively, the “Investors”) pursuant to which the Company issued to the Investors unsecured five-year convertible debentures in the aggregate principal amount of US$ 3,000,000 (the “Debentures”) bearing interest at 8% per annum, compounded annually, and common stock purchase warrants (the “Warrants”) to acquire 15,000,000 shares of common stock of the Company (each, a “Warrant Share”).  The proceeds from the sale of the Debentures and the Warrants will be used for business development purposes.

In addition, pursuant to the SPAs, following the closing and until the later of (a) the repayment or conversion of the Debentures, and (b) Bengal Impact Partners, LLC (“Bengal Capital”) (or any of its affiliates) ceasing to own at least 10% of the issued and outstanding shares of common stock on an as-converted basis in the aggregate, Bengal Capital shall be entitled to nominate one (1) director to the Company’s Board and one (1) Board observer, provided that the nominee director must meet the requirements of applicable corporate, securities and other applicable laws, and the policies of the Canadian Securities Exchange. Joshua Rosen was appointed to the Board of Directors on 1 February 2023. Bengal Capital and CraftedPlants NJ Corp. were both owned and managed by the principals of the Bengal Capital.  As Joshua Rosen is a managing principal of the Bengal Capital Group, he was involved in both transactions of the convertible note investment and the merger acquisition of Crafted Plants NJ.

The Debentures have a maturity date of December 19, 2027 (the “Maturity Date”) and the accrued interest shall be payable on the Maturity Date. The Investors have the right at any time prior to the Maturity Date, to convert all or any portion of the principal amount and/or any interest amount, into shares of common stock of the Company at US$0.10 per share, subject to customary adjustments, and subject to a beneficial ownership limitation by each Investor and their respective affiliates of 9.99% of the outstanding shares of common stock of the Company, provided, however, that the beneficial ownership limitation on conversion may be waived by the Investor upon providing not less than 61 days’ prior notice to the Company.

The Warrants will entitle the holders to acquire Warrant Shares until December 19, 2026, at an exercise price of US$0.10 per Warrant Share, subject to customary adjustments. The Warrants can be exercised on a cash basis or on a cashless (net exercise) basis. The Warrants contain the same beneficial ownership limitation as the Debentures.

During the six months ended 31 January 2023, the Company recorded the interest expense of $42,226 related to the Debentures. The loan balance as at 31 January 2023 was $3,000,000, net of remaining debt discount of $578,207 (31 July 2022 - $Nil).

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

b)

On 7 May 2019, Nevada Medical Group, LLC entered into a five-year lease agreement with Haigaz and Nora Atamian, commercial property owners, for the property located at 6420 Sunset Corporate Drive, Las Vegas, NV, containing approximately 7,700 square feet. We have two options to extend the lease for an additional three-year term and an option to purchase the property at any point during the initial term. The monthly rent was $6,478 + common area expenses and increased to $6,780 + common area expenses on 1 May 2022. The guaranteed minimum monthly rent is subject to a $0.03 per square foot, per month, increase on each anniversary date of the lease for years one through three of the term and $0.04 per square foot, per month, increase on each anniversary date of the lease for years four through five of the term.

c)

On 1 December 2018, SGSD, LLC entered into a five-year lease agreement with Green Road, LLC, a California limited liability company, for the property located at 7625 Carroll Road, San Diego, California, containing approximately 4,600 square feet. On June 13, 2019, SGSD, LLC assigned the lease to NMG San Diego, LLC. Under the terms of the assignment and first amendment to the original lease agreement dated 13 June 2019, we have three options to extend the lease and each option is for five years. The monthly base rent was $15,913 + common area expenses, increased to $16,390 + common area expenses on 1 January 2021 and increased to $16,883 on 1 January 2022. The guaranteed monthly rent is subject to a 6% increase on each anniversary date of the lease, based on increases in the Consumer Price Index for San Diego County. The lease contains a sale bonus provision of $1,000,000 or 10% of the purchase price of the entire business, whichever is greater, in the event of sale or assignment of the lease.

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

e)

On 10 January 2017, SJK Services, LLC entered into a five-year lease agreement with Meng Lin Zhang, a commercial property owner, for the property located at 3411 E. Anaheim St., Long Beach, California, containing approximately 1,856 square feet. On 7 September 2018, SJK Services, LLC amended its lease agreement with Meng Lin Zhang. On 14 December 2018, SJK Services, LLC assigned the amended lease agreement to The Airport Collective, Inc., a California corporation. On 8 March 2019, The Airport Collective, Inc. assigned the amended lease agreement to NMG Long Beach, LLC. On 14 June 2021, we exercised our option to extend the lease agreement for one additional term of five years. On 1 March 2022, we amended the lease agreement to include two additional options to extend the lease agreement for five years each and expanded the lease agreement to include 3413 E. Anaheim St., Long Beach, California, containing approximately 816 square feet. The guaranteed minimum monthly base rent was $7,316 + common area expenses for unit 3411, increased to $7,682 + common area expenses in January 2022, increased to $8,067 + common area expenses in January 2023, and is subject to a 5% increase on each anniversary date of the lease. The guaranteed monthly base rent for unit 3413 is $1,632 + common area expenses and is subject to a 3% increase on each anniversary date of the lease agreement.

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

g)

On 23 April 2021, NMG MI 1, Inc. entered into a five-year lease agreement with Kendal Properties, LLC, (“Kendal”), a Michigan limited liability company, for the property located at 885 E. Apple Ave., Muskegon, Michigan 49442, containing approximately 2,500 square feet. The base rent is $5,000 during the operational period, which began after the rent abatement and reduced rent periods, and increased to $5,100 on 1 May 2022. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each.

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

h)

On 10 February 2021, NMG MI C1, Inc. entered into a five-year lease agreement with 254 River Street, LLC, (“River Street”), a Michigan limited liability company, for the property located at 254 River St., Manistee, Michigan 49660, containing approximately 30,000 square feet. The base rent is $22,500 during the operational period, beginning after the rent abatement and reduced rent periods. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each. The license(s) would allow NMG MI C1 to operate a cultivation facility for adult-use and/or medical marihuana and all activities permissible under the Michigan and Manistee Marihuana Laws.

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

On 21 September 2021, the Company issued the necessary common shares to settle milestone (i) above (Note 14). During the year ended 31 July 2022, the Company accrued an additional $231,374 and were included in the related operating lease liability for milestone (ii) above. Milestones (iii) and (iv) have not yet been achieved as of 31 January 2023.

At 31 July 2022, in order to better utilize its resources, it was deemed unlikely that the Company will continue to pursue the opportunity for a cultivation facility in Michigan.  As a result, the Company impaired the right-of-use asset related to this lease during the year ended 31 July 2022.  The lease liability at 31 January 2023 related to NMG MI C1 was $1,484,198.

i)

On 10 February 2021, NMG MI P1, Inc. entered into a five-year lease agreement with 254 River Street, LLC, (“River Street”), a Michigan limited liability company, for the property located at 254 River St., Manistee, Michigan 49660, containing approximately 30,000 square feet. The base rent is $7,500 during the operational period, beginning after the rent abatement and reduced rent periods. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each. The license(s) would allow NMG MI P1 to operate a production facility for adult-use and/or medical marihuana and all activities permissible under the Michigan and Manistee Marihuana Laws.

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

During the year ended 31 July 2022, a total deposit $470,546 for prior year shares were reclassified and incorporated into the right-of-use asset and lease liabilities related to the Company’s leases for the River Street location.

On 21 September 2021, the Company issued the necessary common shares to settle milestone (i) above (Note 14). During the year ended 31 July 2022, the Company accrued an additional $239,173 and were included in the related operating lease liability for milestone (ii) above.

At 31 July 2022, in order to better utilize its resources, it was deemed unlikely that the Company will continue to pursue the opportunity for a production facility in Michigan.  As a result, the Company impaired the right-of-use asset related to this lease during the year ended 31 July 2022.  The lease liability at 31 January 2023 related to NMG MI C1 was $494,733.

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

j)

On 1 July 2021, the Company’s subsidiary Canopy Monterey Bay, LLC assumed and entered into a three-and-a-half-year lease agreement for the property located at 1900 Fremont Blvd., Seaside, California 93955. On 1 December 2021, Canopy Monterey Bay, LLC entered into a second amendment that includes three options to extend the lease agreement for five years each with 3% annual base rent increases. The base rent is now $9,000 per month until June 2023. In March 2023, the Company and the landlord agreed to extend the lease for until 30 June 2028.

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

m)

On 1 December 2020, NMG CA C1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suite 2,3&4, Cathedral City, California 92234, containing approximately 13,023 square feet. The lease agreement includes a rent abatement period, 3% annual base rent increases and two options to extend for five-years each. We amended the lease agreement on 2 February 2022, which extended the term to 31 December 2026. The base rent is $14,325 plus common area expenses for December 2022 and increases to $22,790 plus common area expenses effective January 1, 2023..

n)

On 15 February 2022, CraftedPlants NJ Corp. (“Tenant”) entered into a lease agreement (the “Lease”) with Simone Investment Group, LLC, a New Jersey limited liability company, for the property located at 3191 U.S. Route 1, Lawrenceville, New Jersey 08648, containing approximately 6,923 square feet. The term of this Lease consists of Phase I commencing on 15 February 2022 (the “Lease Commencement Date”) and ending on the earlier of (i) twelve months from the Lease Commencement Date, (ii) upon issuance to Tenant of the Class 5 Cannabis Retail License by the Commission plus thirty days, or (iii) the date when the Tenant opens for business; and Phase II of ten years from the earlier of (i) the date when the Tenant opens for business, (ii) twelve months from February 15, 2022, or (iii) thirty days after the issuance to Tenant of the Class 5 Cannabis Retail License by the Commission. Tenant has four options to extend the lease and each option is for five years. On 21 December 2022, the Company acquired the rights to the lease agreement from the merger with CraftedPlants NJ Corp. for consideration of $175,000 (Note 9). The rent for Phase I was $10,000 per month for the first eight months and increased to $14,000 per month on the nineth month. The rent for Phase II was $25,146 annually for the first five years and increased to $29,583 annually on the sixth year.

During the six months ended 31 January 2023, the Company recorded a total lease expense of $718,896 related to the amortization of right-of-use assets, of which $589,201 was included in Operating Expenses and $129,695 was included in Cost of Sales.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$690,422

Weighted-average remaining lease term – operating leases	7.29 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2023 (remaining)	$962,882
2024	1,994,456
2025	1,903,719
2026	1,853,342
2027	1,543,227
2028 and thereafter	5,104,249
Total lease payments	$13,361,875
Less imputed interest	(4,633,106)
Total	$8,728,769
Less current portion	(1,019,980)
Long term portion	$7,708,789

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

Pursuant to the PA #2 for the acquisition of Canopy’s membership interest, the Company issued 2,728,156 common shares on 3 December 2021 in escrow and the shares have been released from escrow (Note 9).

On 15 July 2022, the Company issued 319,149 common shares to one entity based on the terms and conditions of the certain lease agreement for the Muskegon, Michigan premises.

Pursuant to the closing of MIPA #1, as amended, and MIPA #2, as amended, for the acquisition of Canopy’s membership interest, the Company issued an aggregate of 16,301,694 shares of common stock on 7 December 2022, of which 2,238,806 are being held in escrow ending the results of a working capital adjustment in accordance with MIPA #1 and MIPA #2 (Note 9).

Pursuant to the terms of the Merger Agreement with CraftedPlants, NJ, the Company issued an aggregate of 16,666,667 common shares on 21 December 2022 in escrow (Note 9).

Stock options

The Company previously approved an incentive stock option plan, pursuant to which the Company may grant stock options up to an aggregate of 10% of the issued and outstanding common shares in the capital of the Company from time to time.

	Number of options	Weighted average exercise price	Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2021	9,855,000	CAD$0.71	2.76	CAD$ -
Granted	848,000	CAD$0.37		CAD$ -
Cancelled	(1,250,000)	CAD$0.70		CAD$ -
Outstanding at 31 July 2022	9,453,000	CAD$0.67	2.11	CAD$ -
Expired	(1,900,000)	CAD$0.66
Outstanding at 31 January 2023	7,553,000	CAD$0.68	2.05	CAD$ -
Vested and fully exercisable at 31 January 2023	7,016,500	CAD$0.68	1.72	CAD$ -

As of 31 January 2023, the following stock options are outstanding:

Number of options outstanding	Number of options exercisable	Exercise price	Expiry dates
175,000	175,000	CAD$0.47	6 June 2023
775,000	775,000	CAD$0.57	10 December 2023
1,600,000	1,600,000	CAD$0.88	21 August 2024
250,000	250,000	CAD$0.93	1 October 2024
200,000	200,000	CAD$0.88	23 January 2025
250,000	250,000	CAD$0.405	1 March 2025
1,375,000	1,375,000	CAD$0.67	30 April 2025
350,000	350,000	CAD$0.88	21 August 2024
150,000	150,000	CAD$0.61	10 December 2023
80,000	80,000	CAD$0.57	10 December 2023
1,250,000	937,500	CAD$0.68	6 March 2026
250,000	250,000	CAD$0.65	5 April 2024
448,000	224,000	CAD$0.44	30 November 2026
200,000	200,000	CAD$0.44	30 November 2024
200,000	200,000	CAD$0.15	8 July 2027
7,553,000	7,016,500	CAD$0.68

The Company recorded total stock-based compensation expense of $22,013 (2022 - $149,769) and $54,471 (2022 - $294,944) for the three and six months ended 31 January 2023 and 2022, respectively, in connection with prior issuances of options to purchase common stock. Stock-based compensation expense is included in general and administrative expenses on the accompanying statements of operations.

Share Purchase Warrants

	Number of warrants	Weighted average exercise price
Outstanding at 31 July 2022 and 31 October 2022	18,215,284	CAD$1.16
Issued	15,000,000	USD$0.10
Outstanding at 31 January 2023(1)	33,215,284	CAD$0.70

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

During the six months ended 31 January 2023, the Company issued 15,000,000 warrants in connection with the issuance of convertible debentures pursuant to SPAs (Note 12). The Warrants will entitle the holders to acquire Warrant Shares until December 19, 2026, at an exercise price of US$0.10 per Warrant Share, subject to customary adjustments. The Warrants can be exercised on a cash basis or on a cashless (net exercise) basis. The Debentures were accounted for as a liability in its entirety equal to the proceeds received from issuance, net of the fair value of the 15,000,000 Warrants valued at $592,159 using the Black Scholes Option Pricing Model using the following assumptions, which was recorded as a debt discount:

Expected life of the options	4 years
Expected volatility	107%
Expected dividend yield	0%
Risk-free interest rate	3.03%

As of 31 January 2023, the following warrants are outstanding:

Number of warrants outstanding and exercisable		Exercise price	Expiry dates
11,780,134		CAD$1.50	17 May 2023
635,150		CAD$1.25	16 May 2023
4,800,000		USD$0.40	19 July 2025
15,000,000		USD$0.10	19 December 2026
1,000,000		USD$0.16	14 June 2027
33,215,284	(1)	CAD$0.70

As of 31 July 2022, the following warrants are outstanding:

Number of warrants outstanding and exercisable		Exercise price	Expiry dates
11,780,134		CAD$1.50	17 May 2023
635,150		CAD$1.25	16 May 2023
4,800,000		USD$0.40	19 July 2025
1,000,000		USD$0.16	14 June 2027
18,215,284	(1)	CAD$1.16

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

Segment revenue and net loss were as follows during the six months ended 31 January 2023:

31 January 2023
Revenue
Wholesale	$2,695,638
Retail	12,878,111
Total	$15,573,749

Net loss before taxes
Wholesale	$(1,912,445)
Retail	1,045,085
All others	(3,580,349)
Total	$(4,447,709)

During the six months ended 31 January 2023, the Company had no major customer over 10% of its revenues.

16.  Supplemental Disclosures with Respect to Cash Flows

	Six Months Ended 31 January
	2023	2022
Cash paid during the period for interest	$446,040	$440,556
Cash paid during the period for income taxes	$3,228	$15,641

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

17.Commitments and Contingencies

On 3 July 2019, the Company entered into various agreements with GLDH and other third parties to acquire 100% ownership interest in GLDH’s Long Beach, California dispensary ("ShowGrow Long Beach"). The purchase price was $6,700,000, of which $1,500,000 was paid in common shares of the Company at a price of CAD$0.7439 per common share to a maximum of 2,681,006 common shares (the “Share Payment”) upon NMG LB receiving the transfer of all licenses, permits and BCC authorizations for NMG LB to conduct medical and adult-use commercial cannabis retail operations. The 2,681,006 common shares were issued on 12 August 2019.  The Share Payment is subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which is expected to occur in the near future.  The Share Payment reduction is pending and, as a result, the related shares have not been released from escrow.  Any final settlement that is different than liabilities' balances currently recorded will be allocated to other income or expense.

On 21 December 2022, pursuant to the terms of the Merger Agreement, the Company issued to the Sellers an aggregate of 16,666,667 shares of its common stock, which will be held in escrow and will not be released to the Sellers until the Surviving Entity achieves certain milestones (Note 9).

At 31 January 2023, the Company had $100,000 in consulting fee payable to the sellers of Canopy that was not included in the purchase consideration.

The Company entered into a three-year strategic advisory services agreement with Bengal Capital dated 5 January 2023 (“Bengal Advisory Agreement”). The Company shall pay Bengal Capital $240,000 on each anniversary, of which $60,000 is to be paid in cash and $180,000 is to be paid in cash, common stock, or warrants to purchase shares of the Company’s common stock, in such proportions as are determined by the Company. In addition, if the Company successfully obtains a cultivation license in New Jersey during the term of the Bengal Advisory Agreement, the Company will owe a fee of $1,000,000, which will be payable in the form of the Company’s common stock or a warrant to purchase shares of the Company’s common stock, in either case as requested by Bengal Capital.

As part of the acquisition agreements PA #1 and PA #2 on November 29, 2021, a Letter of Intent (“LOI”) was executed to engage the Sellers, Jayme Rivard and Cary Stiebel, as business consultants at a rate of $5,000 per month each, for 12 months beginning December 1, 2021. Subsequently, this LOI was amended on June 2, 2022 to extend the agreement until December 31, 2024 and for the Company to issue 100,000 stock options to purchase 100,000 shares of the Company 's common stock to Consultant, Mr. Stiebel, and 100,000 stock options to purchase 100,000 shares of the Company's common stock to Consultant, Jayme Rivard (collectively, the "Stock Options"). The exercise price for the Stock Options shall not be lower than the greater of the closing market price of the Company's shares on (a) the trading day prior to the date of grant of the Stock Options, and (b) the date of grant of the Stock Options and will have an expiry date of five (5) years from the date of grant. Any delays by any of the Sellers (as defined in PA # 1) in providing requested materials, escrow instructions or otherwise failing to cooperate with Buyer will extend the Closing Deadline by an amount corresponding to the length of delay caused by Sellers. As of the date of these financial statements, the Stock Options have not been granted. Further, this LOI was amended again on August 5, 2022 to defer all payments for consulting services from 1 August 2022 to 1 August 2023, in lieu of potential unknown working capital liabilities.

On 17 January 2023, the Company entered into an agreement with a consultant in the State of Illinois for services related to licensing process for a total payment of $86,500 payable in tranches until 10 June 2023, as well as $15,000 per month to three designated individuals for 2 years ending on 31 December 2024, and $5,000 per month to one additional individual for 6 months ending 30 June 2023.

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

19. Subsequent Event

In March 2023, the Company and the landlord of the Canopy lease in Seaside, California agreed to extend the lease until 30 June 2028.

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

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2022, our most recently completed year end, to January 31, 2023, and our results of operations for the six months ended January 31, 2023, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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

In Ohio, we, through NMG, were managing the fully operational The Clubhouse dispensary located in Elyria, Ohio, which was owned by NMG Ohio LLC, of which we owned 30% through our subsidiary NMG, and had an agreement to acquire the remaining 70% of NMG Ohio LLC. We received all approvals and final license and name transfer from the Ohio Department of Pharmacy in early September 2020 and transferred the dispensary license and all assets and liabilities associated with such dispensary from NMG Ohio LLC to a 100% owned subsidiary of Body and Mind; however, the transfer of the remaining 70% interest in NMG Ohio LLC to NMG did not occur until NMG Ohio LLC received a production license. On September 17, 2021, the final award of the production license was transferred to our wholly owned subsidiary, NMG OH P1 LLC, and the transaction closed resulting in NMG now owning 100% of NMG Ohio.

In Arkansas, we, through NMG, manage the “Body and Mind” branded medical marijuana dispensary including cultivation in West Memphis, Arkansas. The dispensary opened on April 27, 2020 and the cultivation commenced operations on April 6, 2021. On October 28, 2020, the dispensary was awarded best dispensary in Arkansas by Ark420.com.

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

Our head office located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each.  All of our subsidiaries are directly or indirectly owned by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest	Date of Acquisition or formation
DEP Nevada Inc.(1)	Nevada, USA	100%	August 10, 2017
Nevada Medical Group, LLC(2)	Nevada, USA	100%	November 14, 2017
NMG Long Beach, LLC(3)	California, USA	100%	December 18, 2018
NMG San Diego, LLC(4)	California, USA	60%	January 30, 2019
NMG Ohio LLC(5)	Ohio, USA	100%	April 27, 2017
NMG OH 1, LLC(6)	Ohio, USA	100%	January 29, 2020
NMG OH P1, LLC(7)	Ohio, USA	100%	January 29, 2020
NMG MI 1, Inc.(8)	Michigan, USA	100%	June 24, 2021
NMG MI P1 Inc. (9)	Michigan, USA	100%	June 24, 2021
NMG MI C1 Inc. (10)	Michigan, USA	100%	June 24, 2021
Canopy Monterey Bay, LLC (11)	California, USA	100%	December 1, 2021
NMG CA P1, LLC(12)	California, USA	100%	January 7, 2020
NMG CA C1, LLC(13)	California, USA	100%	October 7, 2020
BaM Body and Mind Dispensary NJ, Inc.(14)	New Jersey, USA	100%	December 21, 2022

Notes:

(1)	DEP Nevada Inc. is a wholly-owned subsidiary of Body and Mind Inc.
(2)	Nevada Medical Group, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(3)	NMG Long Beach, LLC is a wholly-owned subsidiary ofDEP Nevada Inc..
(4)	NMG San Diego, LLC is a 60% owned subsidiary of DEP Nevada Inc..
(5)	NMG Ohio LLC is a wholly-owned subsidiary of Nevada Medical Group LLC
(6)	NMG OH 1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(7)	NMG OH P1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(8)	NMG MI 1, Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(9)	NMG MI P1 Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(10)	NMG MI C1 Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(11)	Canopy Monterey Bay, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(12)	NMG CA P1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(13)	NMG CA C1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(14)	BaM Body and Mind Dispensary NJ, Inc. (formerly, CraftedPlants NJ Corp.) is a wholly-owned subsidiary of DEP Nevada, Inc.

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

As consideration for DEP’s purchase of the Purchased Interests, DEP will pay to Sellers a total purchase price of $4,800,000 comprised of: (i) $2,500,000 to be paid in cash (the “Cash Purchase Price”); and (ii) $2,300,000 of debt to be evidenced by a secured promissory note (the “Promissory Note”).

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

Secured Promissory Note

DEP issued the Promissory Note payable to the Sellers in the principal amount of $2,300,000 on November 30, 2021. The Promissory Note was delivered as partial consideration for DEP’s agreement to purchase the Purchased Interests (80% of the issued and outstanding membership interests of Canopy) from the Sellers.

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

As consideration for DEP’s purchase of the Remaining Purchased Interests, DEP will pay to the Continuing Owner a total purchase price of $1,000,000 (the “Purchase Price”) to be paid via either: (i) shares of the Company’s common stock (the “Consideration Shares”); or (ii) in cash at DEP’s sole option if such payment takes place within six months following the date of MIPA #1 pursuant to which DEP acquired 80% of the issued and outstanding membership interest of Canopy. In the event DEP elects or is required to pay the Purchase Price via Consideration Shares, the amount of Consideration Shares shall be determined based on the 10-day volume weighted average price (“VWAP”) on the Canadian Securities Exchange (the “CSE”) as of the date of execution of MIPA #1. In the event that, six months following the execution date of MIPA #1, the value of the Consideration Shares have decreased such that total value of the Consideration Shares is less than 90% of its value, DEP agrees to cause the Company to issue an additional $100,000 worth of shares of the Company’s common stock (the “Additional Shares”) to the Continuing Owner based on the VWAP calculated as of six (6) months following the closing of MIPA #1.

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

Amendment to MIPA #1 and MIPA #2

On June 17, 2022, the Company, through its wholly owned subsidiary, DEP, entered into the first amendment to MIPA #1 and MIPA #2 (the “First Amendment”) whereby the cash purchase price under MIPA #1 was reduced from $2,500,000 to $1,250,000 and the Company agreed to issue the following shares of common stock of the Company, subject to compliance with the policies of the CSE:

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

 The Company agreed to issue to the Continuing Owner $300,000 worth of shares (the “Additional True-up Shares”) within three days following the Effective Date of the First Amendment, which shall be priced at the 10-day VWAP calculated as of the Effective Date of the First Amendment (2,238,806 shares).

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

The Landlord Consent is subject to the following conditions: (1) Tenant must pay the Landlord a transfer fee equal to $290,000; (2) Tenant must pay the Landlord $229.60 in liquidated damages; (3) Tenant must reimburse Landlord for legal fees associated with the change of control transaction, subject to a cap of $6,500; and (4) a renewal of the current guaranty of the lease is delivered to the Landlord. The Consent became effective following the assignment of the Purchased Interests to DEP.

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

Pursuant to the terms of the Merger Agreement, on the closing DEP delivered a cash payment of US$50,000 to the Sellers, with a delayed payment of approximately US$120,000 to be paid to the Sellers upon funding of the project buildout.

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

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the Merger Agreement, which is filed as Exhibit 2.3 in the Company’s fiscal year 2022 Form 10-K filed on January 17, 2023.

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

Convertible Debenture Financing

On December 19, 2022, the Company entered into Securities Purchase Agreements (“SPAs”) with each of BAM I, A Series of Bengal Catalyst Fund SPV, LP, a Delaware limited partnership, Mindset Value Fund LP, a Delaware limited partnership, and Mindset Value Wellness Fund LP, a Delaware limited partnership (collectively, the “Investors”) pursuant to which the Company issued to the Investors unsecured five-year convertible debentures in the aggregate principal amount of $3,000,000 (the “Debentures”) , bearing interest at a rate of 8% per annum, compounded annually, and common stock purchase warrants (the “Warrants”) to acquire 15,000,000 shares of common stock of the Company (each, a “Warrant Share”).  The proceeds from the sale of the Debentures and the Warrants will be used for business development purposes.

In addition, pursuant to the SPAs, following the closing and until the later of (a) the repayment or conversion of the Debentures, and (b) Bengal Impact Partners, LLC (“Bengal Capital”) (or any of its affiliates) ceasing to own at least 10% of the issued and outstanding shares of common stock on an as-converted basis in the aggregate, Bengal Capital shall be entitled to nominate one director to the Company’s Board and one Board observer, provided that the nominee director must meet the requirements of applicable corporate, securities and other applicable laws, and the policies of the Canadian Securities Exchange. Joshua Rosen was appointed to the Board or Directors on February 1, 2023. Bengal Catalyst Funds and CraftedPlants NJ Corp were both owned or managed by the principals of the Bengal Capital. As Joshua Rosen is a managing principal of the Bengal Capital, he was involved in both transactions of the convertible note investment and the merger acquisition of Crafted Plants NJ.

Bengal Catalyst Funds and CraftedPlants NJ Corp were both owned or managed by the principals of the Bengal Capital. As Joshua Rosen is a managing principal of the Bengal Capital Group, he was involved in both transactions of the convertible note investment and the merger acquisition of the NJ license.

Results of Operations for the three month periods ended January 31, 2023 and 2022:

The following table sets forth our results of operations for the three month periods ended January 31, 2023 and 2022:

	January 31, 2023 $	January 31, 2022 $
Sales	7,742,054	8,046,526
Cost of Sales	(5,475,729)	(5,414,988)
Gross Margin	2,266,325	2,631,538
Operating Expenses	(4,028,991)	(3,602,311)
Loss for the Period	(2,741,050)	(2,722,548)
Foreign Currency Translation Adjustment	(10,342)	(35,160)
Comprehensive Loss	(2,751,392)	(2,757,708)
Basic and Diluted Earnings (Loss) Per Share	(0.02)	(0.02)

Revenues

For the three month period ended January 31, 2023 we had total sales of $7,742,054 and cost of sales of $5,475,729 for a gross margin of $2,266,325 compared to total sales of $8,046,526 and cost of sales of $5,022,568 for a gross margin of $3,023,958 in the three month period ended January 31, 2022. Gross margin decreased due to decreasing wholesale prices, increasing costs and lower inventory balance on hand at January 31, 2023.

During the three months ended January 31, 2023, the Company recorded product sales as follows:

Revenues – By Segment	Three months ended January 31, 2023 $	%

Wholesale	1,389,657	18%
Retail	6,352,397	82%

Total	7,742,054

Operating Expenses

For the three month period ended January 31, 2023, operating expenses totaled $4,028,991 compared with $3,602,311 for the three month period ended January 31, 2022. A significant reason for the increase in operating expenses between the periods related to an increase in lease expense from $181,816 to $333,330 as the Company continues to expand and an increase in licenses, utilities and office administration from $1,076,475 to $1,289,987. The Company’s licenses, utilities and office administration increased considerably as a result of various ongoing acquisitions and expansions.

The Company had a decrease in depreciation and amortization expense to $362,623 compared to $437,781 due to a lower balance of property and equipment and intangible assets to be depreciated/amortized due to declining balances and various impairments in prior periods. The Company’s salaries and wages decreased considerably as a result of a decrease in stock-based compensation recognized during the current period.

Other Items

During the three month period ended January 31, 2023, our other items accounted for $358,322 of losses as compared to losses of $336,125 for the three month period ended January 31, 2022. The significant components in other items primarily relates to the Company’s interest income on the secured convertible note and interest expense on the long-term loan payable.

Net Loss

Net loss for the quarter ended January 31, 2023, totalled $2,741,050 compared with a net loss of $2,722,548 for the quarter ended January 31, 2022. The increase in net loss is largely due to the decrease in gross profit, and increase in general and administrative expenses as discussed above.

Other Comprehensive Income (Loss)

We recorded a foreign currency translation adjustment loss of $10,342 and loss of $35,160 for the quarters ended January 31, 2023 and 2022, respectively. The amounts are included in the statement of operations as other comprehensive loss for the respective periods.

Results of Operations for the six month periods ended January 31, 2023 and 2022:

The following table sets forth our results of operations for the six month periods ended January 31, 2023 and 2022:

	January 31, 2023 $	January 31, 2022 $
Sales	15,573,749	15,617,342
Cost of Sales	(11,668,218)	(9,831,691)
Gross Margin	3,905,531	5,785,651
Operating Expenses	(7,646,262)	(6,441,115)
Loss for the Period	(5,693,845)	(3,399,802)
Foreign Currency Translation Adjustment	(80,402)	1,121
Comprehensive Loss	(5,774,247)	(3,398,681)
Basic and Diluted Earnings (Loss) Per Share	(0.05)	(0.03)

Revenues

For the six month period ended January 31, 2023 we had total sales of $15,573,749 and cost of sales of $11,668,218 for a gross margin of $3,905,531 compared to total sales of $15,617,342 and cost of sales of $9,103,168 for a gross margin of $6,514,174 in the six month period ended January 31, 2022. Gross margin decreased due to decreasing wholesale prices, increasing costs and lower inventory balance on hand at January 31, 2023.

During the six months ended January 31, 2023, the Company recorded product sales as follows:

Revenues – By Segment	Six months ended January 31, 2023 $	%

Wholesale	2,695,638	17%
Retail	12,878,111	83%

Total	15,573,749

Operating Expenses

For the six month period ended January 31, 2023, operating expenses totaled $7,646,262 compared with $6,441,115 for the six month period ended January 31, 2022. A significant reason for the increase in operating expenses between the periods related to an increase in lease expense from $283,849 to $589,201 as the Company continues to expand and an increase in licenses, utilities and office administration from $1,922,222 to $2,570,392. The Company’s licenses, utilities and office administration increased considerably as a result of various ongoing acquisitions and expansions.

The Company had a decrease in depreciation and amortization expense of $724,738 compared to $769,325 due to a lower balance of property and equipment and intangible assets to be depreciated/amortized due to declining balances and various impairments in prior periods. The Company’s salaries and wages decreased considerably as a result of a decrease in stock-based compensation recognized during the current period.

Other Items

During the six month period ended January 31, 2023, our other items accounted for $706,978 of losses as compared to losses of $626,516 for the six month period ended January 31, 2022. The significant components in other items primarily relates to the Company’s interest income on the secured convertible note and interest expense on the long-term loan payable.

Net Loss

Net loss for the six months ended January 31, 2023, totaled $5,693,845 compared with a net loss of $3,399,802 for the six months ended January 31, 2022. The increase in net loss is largely due to the increase in cost of sales, and increase in general and administrative expenses as discussed above.

Other Comprehensive Income (Loss)

We recorded a foreign currency translation adjustment loss of $80,402 and gain of $1,121 for the six months ended January 31, 2023 and 2022, respectively. The amounts are included in the statement of operations as other comprehensive loss or gain for the respective periods, as appropriate.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of January 31, 2023:

As of January 31, 2023
(unaudited)
Cash reserves	$3,157,753
Working capital deficit	$368,804

At January 31, 2023, we had cash of $3,157,753 as compared to cash of $1,854,277 at July 31, 2022.

Statement of Cash flows

During the six month period ended January 31, 2023, our net cash increased by $1,303,476 (2022 – decrease by $2,758,401), which included net cash used in operating activities of $2,152,305 (2022 – provided $245,641), net cash provided by investing activities of $525,425 (2022 – used $2,988,289), net cash provided by financing activities of $3,010,758 (2022 – used $16,874) and effect of exchange rate changes on cash and cash equivalents of $80,402 (2022 – gain of $1,121).

Cash Flow used in Operating Activities

Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $5,693,845 during the six months ended January 31, 2023 compared to $3,399,802 in 2022. The net loss in 2023 included, among other things, amortization of debt discount of $248,423 (2022 - $235,487), amortization of intangible assets of $655,900 (2022 - $671,322), amortization of ROU assets of $718,896 (2022 - $405,386), depreciation of property and equipment of $538,280 (2022 - $471,938), accrued interest income of $36,000 (2022 - $36,000), and stock-based compensation of $54,471 (2022 - $294,944).

The following non-cash items further adjusted the loss for the six months ended January 31, 2023 and 2022:

•

Increase in accounts receivable and prepaid of $397,762 (2022 – decrease of $470,282), decrease in inventory of $1,080,584 (2022 – increase of $484,191), increase in deposits of $62 (2022 - $107,290), increase in trade payables and accrued liabilities of $171,015 (2022 – decrease of $22,352), increase in income taxes payable and deferred taxes of $1,242,908 (2022 - $2,102,257), decrease in due to related parties of $36,917 (2022 – $20,264), and decrease of operating lease liabilities of $740,422 (2022 - $336,076).

Cash Flow provided by Investing Activities

During the six month period ended January 31, 2023, the change in cash from investing activities relates primarily to the purchased equipment of $23,508 (2022 - $606,408), and loan repayments from CCG in Arkansas of $548,933 (2022 - loan advances of $205,969).

The change in cash used in investing activities for the six month period ended January 31, 2022 also included the acquisition of 80% membership interest in Canopy for $2,121,497, net of cash received, and cash provided to NMG Ohio for $54,415, net of cash received on acquisition.

Cash Flow provided by Financing Activities

During the six month period ended January 31, 2023, cash provided by financing activities relates primarily to the issuance of convertible debentures for $3,000,000 (2022 - $Nil), and loan advances of $10,758 (2022 - loan repayment of $16,874).

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had working capital deficit of $368,804 as at January 31, 2023. The Company outlined substantial doubt about its ability to continue as a going concern in prior periods which has been alleviated by securing long term debt and increased sales. The Company anticipates that current cash on hand and working capital will ensure coverage for all expenses associated with current operations for one year from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

Based on their evaluation as of January 31, 2023, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of January 31, 2023 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In our assessment of the effectiveness of our internal control over financial reporting as at January 31, 2023, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, material weaknesses were identified regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

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

Change in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of our fiscal quarter ended January 31, 2023, we have not sold any equity securities that were not registered under the United States Securities Act of 1933, as amended, that were not previously reported in a current report on Form 8-K

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

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

BODY AND MIND INC.

Date: March 22, 2023	BY:	/s/ Michael Mills
Michael Mills, President and Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2023	BY:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

