Form 10-Q
period 2023-04-30
BODY & MIND INC.
filed 2023-06-20
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 146,636,974 shares of common stock outstanding as of June 20, 2023.

BODY AND MIND INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.	Statement 1

Condensed Consolidated Interim Balance Sheets
(U.S. Dollars)

ASSETS	As of 30 April 2023	As of 31 July 2022
	(unaudited)
Current
Cash	$2,665,516	$1,854,277
Accounts receivable	782,238	475,578
Interest receivable on convertible loan (Note 6)	276,000	222,000
Prepaids	751,148	775,701
Inventory (Note 5)	2,711,626	3,880,000
Loan receivable (Note 7)	20,804	789,984
Total Current Assets	7,207,332	7,997,540

Deposit	50,519	113,828
Convertible loan receivable (Note 6)	1,609,088	1,250,000
Property and equipment, net (Note 8)	5,347,159	5,640,534
Operating lease right-of-use assets (Note 13)	7,509,730	4,162,647
Brand and licenses, net (Note 10)	10,888,159	11,861,315
TOTAL ASSETS	$32,611,987	$31,025,864

LIABILITIES
Current
Accounts payable	$3,839,554	$2,489,353
Accrued liabilities	318,568	325,385
Income taxes payable	5,277,165	3,021,539
Due to related parties (Note 11)	148,339	163,862
Loans payable (Note 12)	28,656	12,535
Current portion of operating lease liabilities (Note 13)	1,138,855	604,445
Total Current Liabilities	10,751,137	6,617,119

Long-term operating lease liabilities (Note 13)	8,756,001	5,514,928
Loans payable (Note 12)	7,766,060	7,393,636
Convertible debentures – related parties, net (Note 12)	2,450,671	-
Income taxes payable	966,992	966,992
Deferred tax liability	342,137	427,770
TOTAL LIABILITIES	31,032,998	20,920,445

STOCKHOLDERS’ EQUITY
Capital Stock– Statement 3 (Note 14)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
146,636,974 (31July2022–113,668,613) Common Shares	14,663	11,366
Additional paid-in capital	55,018,951	52,344,573
Shares to be issued	-	1,853,403
Accumulated other comprehensive income	1,176,006	1,224,093
Accumulated Deficit	(55,462,822)	(45,803,026)
TOTAL STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO BAM STOCKHOLDERS	746,798	9,630,409
NON-CONTROLLING INTEREST	832,191	475,010
TOTAL STOCKHOLDERS’ EQUITY	1,578,989	10,105,419
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,611,987	$31,025,864

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 2

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (unaudited)
(U.S. Dollars)

	Three Month Period Ended 30 April		Nine Month Period Ended 30 April
	2023	2022	2023	2022

Sales	$7,312,697	$7,876,674	$22,886,446	$23,494,016
Cost of sales	(5,235,500)	(5,319,992)	(16,903,718)	(15,151,681)
Gross profit	2,077,197	2,556,682	5,982,728	8,342,335

Operating Expenses
Accounting and legal	219,553	147,289	884,052	698,133
Business development	340,106	390,555	754,364	565,630
Consulting fees	99,553	259,722	502,920	650,929
Depreciation	351,247	445,656	1,075,985	1,214,981
Lease expense	416,988	252,945	1,006,189	536,794
Licenses, utilities and office administration	952,734	1,198,893	3,523,126	3,121,116
Management fees	100,195	49,778	304,152	338,815
Salaries and wages	1,224,761	1,151,407	3,300,611	3,210,964
Total Operating Expenses	(3,705,137)	(3,896,245)	(11,351,399)	(10,337,362)
Net Operating Loss	(1,627,940)	(1,339,563)	(5,368,671)	(1,995,027)
Other Income (Expenses)
Foreign exchange, net	(1,153)	10	1,013	324
Gain on fair value adjustment of convertible loan (Note 6)	359,088	-	359,088	-
Interest expense	(484,522)	(338,185)	(1,291,069)	(1,016,969)
Interest income	18,000	18,000	54,000	54,000
Loss on impairment (Note 8 and 13)	(944,015)	-	(944,015)	-
Other income	10,800	18,952	72,203	34,906
Total Other Expenses	(1,041,802)	(301,223)	(1,748,780)	(927,739)
Net Loss Before Income Tax	$(2,669,742)	$(1,640,786)	$(7,117,451)	$(2,922,766)
Income tax expense	(939,028)	(821,317)	(2,185,164)	(2,939,139)
Net Loss	(3,608,770)	(2,462,103)	(9,302,615)	(5,861,905)
Other Comprehensive Income
Foreign currency translation adjustment	32,315	(71,041)	(48,087)	(69,920)
Comprehensive Loss	$(3,576,455)	$(2,533,144)	$(9,350,702)	$(5,931,825)
Net income (loss) attributable to:
Body and Mind Inc.	(3,758,834)	(2,530,064)	(9,659,796)	(6,195,975)
Non-controlling interest	150,064	67,961	357,181	334,070

Comprehensive loss attributable to:
Body and Mind Inc.	(3,726,519)	(2,601,105)	(9,707,883)	(6,265,895)
Non-controlling interest	150,064	67,961	357,181	334,070
Loss per Share – Basic and Diluted	$(0.02)	$(0.02)	$(0.07)	$(0.05)
Weighted Average Number of Shares Outstanding - Basic and Diluted	146,636,974	113,349,464	130,203,817	111,806,303

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 3

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (unaudited)
(U.S. Dollars)

	Share Capital		Additional		Accumulated Other		Non-
	Common Shares		paid-in	Shares to be	comprehensive	Accumulated	controlling
	Share	Amount	capital	issued	income	Deficit	interest	Total
Balance – 31 July 2022	113,668,613	$11,366	$52,344,573	$1,853,403	$1,224,093	$(45,803,026)	$475,010	$10,105,419
Stock-based compensation (Note 14)	-	-	32,458	-	-	-	-	32,458
Foreign currency translation adjustment	-	-	-	-	(70,060)	-	-	(70,060)
Net loss	-	-	-	-	-	(3,054,841)	102,046	(2,952,795)
Balance – 31 October 2022	113,668,613	$11,366	$52,377,031	$1,853,403	$1,154,033	$(48,857,867)	$577,056	$7,115,022
Common stock issued in acquisition of Canopy	16,301,694	1,630	1,851,773	(1,853,403)	-	-	-	-
Common stock issued in merger of CraftedPlants NJ	16,666,667	1,667	(1,667)	-	-	-	-	-
Warrants issued in convertible debentures financing	-	-	592,159	-	-	-	-	592,159
Stock-based compensation (Note 14)	-	-	22,013	-	-	-	-	22,013
Foreign currency translation adjustment	-	-	-	-	(10,342)	-	-	(10,342)
Net loss	-	-	-	-	-	(2,846,121)	105,071	(2,741,050)
Balance – 31 January 2023	146,636,974	$14,663	$54,841,309	$-	$1,143,691	$(51,703,988)	$682,127	$4,977,802
Stock-based compensation (Note 14)	-	-	177,642	-	-	-	-	177,642
Foreign currency translation adjustment	-	-	-	-	32,315	-	-	32,315
Net loss	-	-	-	-	-	(3,758,834)	150,064	(3,608,770)
Balance – 30 April 2023	146,636,974	$14,663	$55,018,951	$-	$1,176,006	$(55,462,822)	$832,191	$1,578,989

Balance – 31 July 2021	109,077,778	$10,907	$50,312,013	$-	$1,127,713	$(17,126,510)	$26,598	$34,350,721
Common stock issued for lease liabilities	1,543,530	154	546,872	-	-	-	-	547,026
Stock-based compensation (Note 14)	-	-	145,175	-	-	-	-	145,175
Foreign currency translation adjustment	-	-	-	-	36,281	-	-	36,281
Net loss	-	-	-	-	-	(789,089)	111,835	(677,254)
Balance – 31 October 2021	110,621,308	$11,061	$51,004,060	$-	$1,163,994	$(17,915,599)	$138,433	$34,401,949
Common stock issued in acquisition of Canopy	2,728,156	273	939,271	-	-	-	-	939,544
Stock-based compensation (Note 14)	-	-	149,769	-	-	-	-	149,769
Foreign currency translation adjustment	-	-	-	-	(35,160)	-	-	(35,160)
Net loss	-	-	-	-	-	(2,876,822)	154,274	(2,722,548)
Balance – 31 January 2022	113,349,464	$11,334	$52,093,100	$-	$1,128,834	$(20,792,421)	$292,707	$32,733,554
Stock-based compensation (Note 14)	-	-	91,383	-	-	-	-	91,383
Foreign currency translation adjustment	-	-	-	-	(71,041)	-	-	(71,041)
Net loss	-	-	-	-	-	(2,530,064)	67,961	(2,462,103)
Balance – 30 April 2022	113,349,464	$11,334	$52,184,483	$-	$1,057,793	$(23,322,485)	$360,668	$30,291,793

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 4

Condensed Consolidated Interim Statements of Cash Flows (unaudited)
(U.S. Dollars)

	Nine Month Period Ended 30 April
Cash Resources Provided By (Used In)	2023	2022
Operating Activities
Net loss for the period	$(9,302,615)	$(5,861,905)
Items not affecting cash:
Amortization of debt discount	415,254	356,732
Accrued interest expense	186,521	-
Accrued interest income	(54,000)	(54,000)
Amortization of intangible assets	973,156	1,061,202
Amortization of operating lease ROU assets	1,200,728	719,096
Depreciation	800,844	709,241
Gain on fair value adjustment of convertible loan	(359,088)	-
Loss on impairment	944,015	-
Stock-based compensation	232,113	386,327
Accounts receivable and prepaids	(243,160)	493,515
Inventory	1,168,374	(731,072)
Deposits	63,309	(113,828)
Trade payables and accrued liabilities	1,156,863	127,827
Income taxes payable and deferred taxes	2,169,993	2,938,139
Due to related parties	(15,523)	(5,354)
Operating lease liabilities	(1,222,258)	(583,427)
Cash used in operating activities	(1,885,474)	(557,507)

Investing Activities
Investment in NMG Ohio, LLC , net of cash received	-	(54,415)
Cash paid in acquisition of Canopy, net of cash received	-	(2,121,497)
Purchase of property and equipment	(1,001,554)	(619,613)
Proceeds from loan receivable	769,180	(244,436)
Cash used in investing activities	(232,374)	(3,039,961)

Financing Activities
Proceeds from convertible debenture financing	3,000,000	-
Proceeds from loans payable	-	88
Payments on loans payable	(22,826)	-
Cash provided by financing activities	2,977,174	88

Effect of exchange rate changes on cash	(48,087)	(69,920)

Net Increase (Decrease) in Cash	811,239	(3,667,300)
Cash– Beginning of Period	1,854,277	7,374,194
Cash– End of Period	$2,665,516	$3,706,894

Supplemental Disclosures with Respect to Cash Flows (Note 16)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the Nine Months ended 30 April 2023
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

On 14 November 2017, the Company acquired Nevada Medical Group, LLC (“NMG”) and changed its name to Body and Mind Inc. The Company is now a supplier and grower of medical and recreational cannabis in the state of Nevada, and has retail operations in California, Ohio, Arkansas, Michigan and Illinois.

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name	Jurisdiction	Ownership	Date of acquisition or formation
DEP Nevada Inc. (“DEP Nevada”)	Nevada, USA	100%	10 August 2017
Nevada Medical Group LLC (“NMG”)	Nevada, USA	100%	14 November 2017
NMG Long Beach LLC (“NMG LB”)	California, USA	100%	18 December 2018
NMG San Diego LLC (“NMG SD”)	California, USA	60%	30 January 2019
NMG Ohio LLC (“NMG Ohio”)	Ohio, USA	100%	27 April 2017
NMG OH 1, LLC (“NMG OH 1”)	Ohio, USA	100%	29 January 2020
NMG OH P1, LLC (“NMG OH P1”)	Ohio, USA	100%	29 January 2020
NMG MI 1, Inc. (“NMG MI 1”)	Michigan, USA	100%	24 June 2021
NMG MI C1 Inc.	Michigan, USA	100%	24 June 2021
NMG MI P1 Inc.	Michigan, USA	100%	24 June 2021
Canopy Monterey Bay, LLC (“Canopy”)	California, USA	100%	1 December 2021
NMG CA P1, LLC (“NMG CA P1”)	California, USA	100%	7 January 2020
NMG CA C1, LLC (“NMG CA C1”)	California, USA	100%	7 October 2020
BaM Body and Mind Dispensary NJ, Inc. (“BAM NJ”)	New Jersey, USA	100%	21 December 2022
NMG IL4, LLC (“NMG IL 4”) *	Illinois, USA	100%	25 April 2023

* Pending state approval.

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

Reclassification

Certain amounts of operating expenses in the prior period financial statements have been reclassified to conform to the presentation of cost of goods sold in the current period financial statements. These reclassifications had no effect on the previously reported net loss.

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

Accounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 30 April 2023 and 31 July 2022, the Company has no allowance for doubtful accounts.

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

The Company periodically reviews its inventory for obsolete and potentially impaired items. Any identified slow moving and obsolete items are written down to its net realizable value through a charge to cost of goods sold. As of 30 April 2023 and 31 July 2022, the Company has no allowance for inventory obsolescence.

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

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. As of 30 April 2023, potential common shares are comprised of 17,326,000 outstanding options and 33,215,284 outstanding warrants.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As of 30 April 2023 and 31 July 2022, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is in U.S. dollars. The Company’s subsidiaries have a functional currency in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Exchange gains and losses on inter-company balances that form part of the net investment in foreign operations are included in other comprehensive income. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The exchange rates used to translate Canadian dollar to U.S. dollar was 0.7374 for monetary assets and liabilities and 0.7440 as an average rate for transactions occurred during the period ended 30 April 2023. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net loss.

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

4. Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 30 April 2023 and 31 July 2022:

	As of 30 April 2023	As of 31 July 2022
Financial assets at fair value
Cash	$2,665,516	$1,854,277
Convertible loan receivable	1,609,088	1,250,000

Total financial assets at fair value	$4,274,604	$3,104,277

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company had working capital deficit of $3,543,805 at 30 April 2023 and the Company required additional financing to meet all current and future financial obligations which caused substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company anticipates that cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 12 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth.

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

5. Inventory

	30 April 2023	31 July 2022

Work in progress	$670,783	$610,030
Finished goods	623,466	1,961,244
Consumables	1,417,377	1,308,726

Total	$2,711,626	$3,880,000

6. Convertible loan receivable

Effective March 15, 2019, the Company, through its wholly owned subsidiaries, DEP Nevada and NMG, entered into a convertible loan agreement and a management agreement with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical cannabis dispensary facility in West Memphis, Arkansas. The convertible loan agreement can be extended by either party and the current agreement has a maturity date of 30 March 2024. Under no circumstances the maturity date of the convertible loan agreement shall extend beyond the expiration of the management agreement as described below.

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

The Company had advanced $1,250,000 (31 July 2022 - $1,250,000) at 30 April 2023, and accrued interest income of $18,000 (2022 - $18,000) and $54,000 (2022 - $54,000) for the three and nine months ended 30 April 2023, respectively. As of 30 April 2023, total interest receivable was $276,000 (31 July 2022 - $222,000).

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

The discounted cash flow model for the straight debt portion uses four different scenarios as follows: The Company discounts the principal amount of $1,250,000, monthly interest payment of $6,000 using these four different maturity dates: (1) March 30, 2024, (2) March 30, 2025, (3) March 30, 2026 and (4) March 30, 2027, whereby each scenario is given 25% probability of occurring since the actual conversion date is uncertain. The discount rate used is 23.02%.

The assumptions used in the Black-Scholes Option Pricing Model for the conversion option are as follows: (i) equity price of $35,252 per unit calculated as BAM’s portion of the future projected profits, on a per unit basis, discounted using Weighted Average Cost of Capital of 15%; (ii) exercise price of $31,250 per unit as there are 40 units in total, (iii) volatility of 86% using BAM as benchmark, (iv) expected life of 2.40 years and (v) risk-free rate of 4.01%.

The sum of these two valuation models resulted in an estimated fair value of the loan receivable balance of $1,609,088 as of 30 April 2023. The change in the fair value of the convertible loan receivable has been recorded as a gain on fair value adjustment of convertible loan during the period ended 30 April 2023.

7. Loan receivable

In addition to the convertible loan receivable (Note 6), the Company provides operating loans to CCG that are non-interest bearing, unsecured and due on demand. During the nine months ended 30 April 2023, the Company advanced $1,054,844 (2022 - $869,435) to CCG and received repayments totaling $1,824,025 (2022 - $625,000) for a net decrease in loan receivable of $769,181 (2022 – net increase of $244,435). At 30 April 2023, the amount receivable from CCG was $20,804 (31 July 2022 - $789,984).

8. Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Total
Cost:
Balance, 31 July 2022	$638,987	$466,110	$581,335	$63,102	$38,717	$10,335	$6,510,191	$8,308,777
Additions	33,853	-	-	-	-	-	967,701	1,001,554
Impairment	-	-	-	-	-	-	(540,209)	(540,209)
Balance, 30 April 2023	672,840	466,110	581,335	63,102	38,717	10,335	6,937,683	8,770,122

Accumulated Depreciation:
Balance, 31 July 2022	123,591	318,856	290,729	29,880	29,859	3,266	1,872,062	2,668,243
Depreciation	70,084	51,094	60,825	6,742	4,137	1,104	606,858	800,844
Impairment	-	-	-	-	-	-	(46,124)	(46,124)
Balance, 30 April 2023	193,675	369,950	351,554	36,622	33,996	4,370	2,432,796	3,422,963

Net Book Value:
At 31 July 2022	515,396	147,254	290,606	33,222	8,858	7,069	4,638,129	5,640,534
At 30 April 2023	$479,165	$96,160	$229,781	$26,480	$4,721	$5,965	$4,504,887	$5,347,159

For the nine months ended 30 April 2023, a total depreciation of $102,829 (2022 - $152,317) was included in General and Administrative Expenses and a total depreciation of $698,015 (2022 - $556,924) was included in Cost of Sales.

Based on the fact that the NMG MI 1 is planned to be disposed of at a nominal amount in accordance with the Stock Purchase Agreement (Note 17), the fair value of the asset group of NMG MI 1 was estimated to be $nil as at April 30, 2023. As a result, the Company impaired property and equipment of NMG MI 1 resulting in a loss of $944,015 during the period ended April 30, 2023.

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

Pro Forma

The following table summarizes our consolidated results of operations for the nine months ended 30 April 2022 as though the acquisition of Canopy had occurred on 1 August 2021:

	Nine months ended 30 April 2022
	As Reported	Pro Forma (unaudited)
Revenue	$23,494,016	$26,026,951
Net loss	(5,861,905)	(5,928,245)

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

CraftedPlants NJ Corp. had a lease in Lawrenceville, New Jersey that was already zoned for cannabis retail store. There is no operational history for CraftedPlants NJ Corp. and is essentially comprised of one operating lease asset. The lease agreement does not include any provision that would revoke the approval for a cannabis retail store in a change of ownership of CraftedPlants NJ. Management is not aware of any laws and regulations that would revoke the zoning approval upon change of ownership. The purpose of the merger is expansion into the New Jersey adult use market through merging with an entity with a lease in New Jersey with local preapproval for an adult us cannabis location. The compensation for merger is contingent on success milestones including granting of pending license approval from the State of New Jersey Cannabis Regulatory Commission and opening of the business as a recreational cannabis dispensary.

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

NMG IL 4, LLC

In 2019, the Company’s wholly owned subsidiary, DEP Nevada, Inc. (“DEP”), executed definitive agreements with NMG Illinois, LLC (“Management Company”), IL Resident, LLC (“IL Resident”), an entity which is controlled by our social equity partner, and other NMG entities in Illinois, NMG IL 1, LLC (“NMG IL 1”) and NMG IL 4, LLC (“NMG IL 4”), in connection with a proposed business combination (the “Transaction”). NMG IL 1 and NMG IL 4 were originally owned by Tall Bird, LLC (“Tall Bird”), a company owned by our social equity partner to meet local licensing application requirements and to compensate our social equity partner for role in obtaining the licenses, and Big Stone, LLC (“Big Stone”), a company controlled by the Company’s Chief Operating Officer.

The Transaction with NMG IL 4 expands our retail operation in the limited license jurisdiction and ownership has been transferred to DEP, which is pending state regulatory approval, however, the Company through DEP controls NMG IL 4 and is consolidating the financial information from NMG IL 4 from the opening day of the dispensary on April 25, 2023, which commensurate with the date the Company obtained control over the NMG IL 4 operations, as described in more detail below.

a)

DEP entered into a Convertible Credit Facility Agreement (“the Convertible Note”) with NMG IL 4 on December 26, 2019 to build-out the facility for up to $1,500,000 in lieu of converting into 99,900 membership units of NMG IL 4;

b)	DEP also entered into a Membership Interest Purchase Agreement (“the MIPA”) on December 26, 2019 with both Tall Bird and Big Stone to purchase the remaining 100 units for $10 per unit;

c)	Upon receipt of the Illinois license, NMG IL 4 entered into a management agreement with Management Company and would be paid a management fee equal to 30% of net profits;

d)	On April 25, 2023, DEP converted the Convertible Note for 99,900 units and purchased 100 units for $1,000 pursuant to the MIPA, after the opening of the Markham dispensary on or about April 25, 2023;

e)	On April 25, 2023, DEP converted the Convertible Note for 99,900 units and purchased 100 units for $1,000, after the opening of the Markham dispensary on or about April 25;

f)	Upon the conversion, DEP obtained 100% ownership (or 100,000 units) of NMG IL 4, subject to regulatory approval (pending);

g)	The Management Agreement has been dissolved concurrently with the conversion, in the meanwhile, the Company took control of operations of NMG IL 4.

The acquisition of NMG IL 4 was accounted for as an asset acquisition with a related party since NMG IL 4 did not meet the definition of a business in accordance with ASC 805-10-20, which defines a business as an integrated set of inputs and processes that are capable of providing a return, primarily due to the fact that additional processes were needed on the acquisition date in the form of a trained work force in order to produce outputs.

The purchase price, as measured on 25 April 2023, was $995,035. The following table summarizes the assets acquired and the liabilities assumed, which were recorded as of the acquisition date, as well as the aggregate consideration for the acquisition of NMG IL 4 made by the Company:

Purchase consideration
Cash	$1,000
Conversion of Convertible Note	994,035
Total consideration	995,035

Assets acquired:
Cash	100,707
Prepaid and deposits	70,230
Inventory	194,075
Property and equipment	918,492

Liabilities assumed:
Trade payable and accrued liabilities	(288,469)
Net assets acquired	$995,035

As the acquisition of NMG IL 4 was from a related party (as described above, given the significant influence of entities controlled by the Company’s COO), the Company did not recognize any fair value increase in assets acquired or liabilities assumed, nor recognized any intangible assets. To pay for the acquisition, the Company converted a portion of the amounts advanced to NMG IL 4 during the period for build-out pursuant to the terms of the convertible credit facility. The excess of the amount advanced under the convertible credit facility during the period over the book value of the net assets acquired was included in Business Development expenses during the current period.

10. Intangible Assets, Net

			As of 30 April 2023
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$425,000	-	$-	$425,000
Licenses	13,813,508	10.0	(3,392,638)	10,420,870
Customer relationships	90,000	5.0	(47,711)	42,289

Total intangible assets	$14,328,508		$(3,440,349)	$10,888,159

			As of 31 July 2022
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$425,000	-	$-	$425,000
Licenses	13,813,508	10.0	(2,432,938)	11,380,570
Customer relationships	90,000	5.0	(34,255)	55,745

Total intangible assets	$14,328,508		$(2,467,193)	$11,861,315

Amortization expense for intangible assets was $973,156 and $1,061,201 for the nine months ended 30 April 2023 and 2022, respectively.

During the year ended 31 July 2022, the Company recorded an impairment loss of $42,000 and $7,925,000 related to NMG’s brand and licenses, respectively.

The expected amortization of the intangible assets, as of 30 April 2023, for each of the next five years and thereafter is as follows:

2023 (remaining)	$327,950
2024	1,304,671
2025	1,301,106
2026	1,284,841
2027	1,283,116
Thereafter	4,961,475
$10,463,159

11. Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the three and the nine months ended 30 April 2023 and 2022 are as follows:

	For the three months ended 30 April 2023	For the three months ended 30 April 2022	For the nine months ended 30 April 2023	For the nine months ended 30 April 2022
A company controlled by the President, Chief Executive Officer and a director Management fees	$52,727	$55,429	$159,948	$228,425
A company controlled by the Chief Financial Officer and a director Management fees	30,667	23,895	93,030	102,473
A company controlled by the Corporate Secretary Management fees	16,801	18,754	51,174	56,217
	$100,195	$98,078	$304,152	$387,115

On 25 April 2023, the Company granted an aggregate of 3,050,000 stock options (the “Options”) in accordance with the Company’s stock option plan at an exercise price of CAD$0.065 per share for a term of five years expiring on 25 April 2028 (Note 14). The Options are subject to vesting provisions such that 25% of the Options vest six (6) months from the date of grant, 25% of the Options vest twelve (12) months from the date of grant, 25% of the Options vest eighteen (18) months from the date of grant and 25% of the Options vest twenty-four (24) months from the date of grant.

On 25 April 2023, the Company granted an aggregate of 5,323,000 stock options (the “Options”) in accordance with the Company’s stock option plan at an exercise price of CAD$0.065 per share for a term of five years expiring on 25 April 2028 (Note 14). The Options vest immediately.

Amounts owing to related parties at 30 April 2023 and 31 July 2022 are as follows:

a)	As of 30 April 2023, the Company owed $66,971 (31 July 2022 - $102,480) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 30 April 2023, the Company owed $31,704 (31 July 2022 - $31,704) to the Chief Operating Officer.

c)	As of 30 April 2023, the Company owed $32,023 (31 July 2022 - $10,780) to the Chief Financial Officer of the Company and a company controlled by him.

d)	As of 30 April 2023, the Company owed $17,641 (31 July 2022 - $18,898) to the Corporate Secretary of the Company and a company controlled by him.

e)	See also Note 9 for merger agreement and Note 12 for convertible debentures financing with entities controlled by a new Company Director.

f)	See also Note 9 for the acquisition of NMG IL 4.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

12. Loans Payable and Convertible Debenture

As of 30 April 2023 and 31 July 2022, the following loans payable are outstanding:

	30 April 2023	31 July 2022
FocusGrowth loan	$6,666,667	$6,666,667
Long Beach loan	16,564	12,535
Canopy loan
Secured promissory note	2,300,000	2,300,000
Unsecured loan balance	12,092	-
Total principal amount	$8,995,323	$8,979,202
Debt discount	(1,200,607)	(1,573,031)
Outstanding balance, net	$7,794,716	$7,406,171
Current portion	(28,656)	(12,535)
Long-term portion	$7,766,060	$7,393,636

FocusGrowth loan

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

Pursuant to the Loan Agreement, the Company issued an aggregate of 8,000,000 common stock purchase warrants (each, a “Warrant”) to the Agent of which (i) 4,800,000 Warrants will entitle the holder to acquire shares of common stock (each, a “Warrant Share”) at an exercise price of $0.40 per Warrant Share until July 19, 2025, and (ii) 3,200,000 Warrants was held in escrow to be released to the Agent at the time the Company draws on the Delayed Draw Term Loan, or cancelled if we do not draw on the Delayed Draw Term Loan, which will entitle the holder to acquire a Warrant Share at an exercise price of $0.45 per Warrant Share until July 19, 2025. The Company did not draw on the Delayed Draw Term Loan, and the warrants were cancelled.

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

On 15 June 2022, the Company entered into a second amendment to the Loan Agreement (“Amendment No. 2 to Loan Agreement”) to extend the maturity date by one year to 19 July 2026. Additionally, Amendment No. 2 to Loan Agreement allows the outside date for the Company to draw on the delayed draw term loan of US$4.44 million to be extended from June 1, 2022 to March 31, 2023, whereby US$4 million in funds will be advanced to the Company. The ability of the Company to draw on the delayed draw term loan was subject to compliance with certain provisions in Loan Agreement including provision of a satisfactory budget approved at the sole discretion of the Lender. The Company did not draw or extend the Delayed Draw Term Loan and has expired. The Amendment No. 2 to Loan Agreement increases the interest rate on the advanced funds from 13% to 15% per annum, which additional 2% interest may be paid in kind, with the interest being payable on the first day of each month. Amendment No. 2 to Loan Agreement provides for an exit fee equal to 1.5% of the principal balance, which is due and payable upon any payment, in part or in full, of the initial term loan and the delayed draw term loan. As partial consideration for Amendment No. 2 to Loan Agreement, the Company has issued 1,000,000 common stock purchase warrants (each, a “Warrant”) to the Lender. Each Warrant entitles the holder to acquire one share of common stock (each, a “Warrant Share”) at an exercise price of US$0.16 per Warrant Share until June 14, 2027.

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

During the nine months ended 30 April 2023, the Company recorded $372,424 related to the amortization of debt discount and $763,159 related to the interest expense.

Long Beach loan

The loan payable at 30 April 2023 in the amount of $16,564 (31 July 2022 - $12,535) assumed from NMG LB is unsecured, non-interest bearing and has no set terms of repayment.

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

The loan payable at 30 April 2023 in the amount of $12,092 (31 July 2022 - $nil) assumed from Canopy is unsecured, non-interest bearing and has no set terms of repayment.

Convertible Debenture Financing

As of 30 April 2023 and 31 July 2022, the following convertible debentures are outstanding:

	30 April 2023	31 July 2022
BAM I, A Series of Bengal Catalyst Fund SPV, LP (related party – Note 9)	$2,750,000	$-
Mindset Value Fund LP	150,000	-
Mindset Value Wellness Fund LP	100,000	-
Total principal amount	$3,000,000	$-
Debt discount	(549,329)	-
Outstanding balance, net	$2,450,671	$-

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

During the nine months ended 30 April 2023, the Company recorded the interest expense of $129,625 related to the Debentures. The loan balance as at 30 April 2023 was $3,000,000, net of remaining debt discount of $549,329 (31 July 2022 - $nil).

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

b)

On 7 May 2019, Nevada Medical Group, LLC entered into a five-year lease agreement with Haigaz and Nora Atamian, commercial property owners, for the property located at 6420 Sunset Corporate Drive, Las Vegas, NV, containing approximately 7,700 square feet. We have two options to extend the lease for an additional three-year term and an option to purchase the property at any point during the initial term. The monthly rent was $6,478 + common area expenses, increased to $6,780 + common area expenses on 1 May 2022 and increased to $7,081 + common area expenses on 1 May 2023. The guaranteed minimum monthly rent is subject to a $0.03 per square foot, per month, increase on each anniversary date of the lease for years one through three of the term and $0.04 per square foot, per month, increase on each anniversary date of the lease for years four through five of the term.

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

e)

On 10 January 2017, SJK Services, LLC entered into a five-year lease agreement with Meng Lin Zhang, a commercial property owner, for the property located at 3411 E. Anaheim St., Long Beach, California, containing approximately 1,856 square feet. On 7 September 2018, SJK Services, LLC amended its lease agreement with Meng Lin Zhang. On 14 December 2018, SJK Services, LLC assigned the amended lease agreement to The Airport Collective, Inc., a California corporation. On 8 March 2019, The Airport Collective, Inc. assigned the amended lease agreement to NMG Long Beach, LLC. On 14 June 2021, we exercised our option to extend the lease agreement for one additional term of five years. On 1 March 2022, we amended the lease agreement to include two additional options to extend the lease agreement for five years each and expanded the lease agreement to include 3413 E. Anaheim St., Long Beach, California, containing approximately 816 square feet. The guaranteed minimum monthly base rent was $7,316 + common area expenses for unit 3411, increased to $7,682 + common area expenses in January 2022, increased to $8,067 + common area expenses in January 2023, and is subject to a 5% increase on each anniversary date of the lease. The guaranteed monthly base rent for unit 3413 was $1,632 + common area expenses, increased to $1,681 + common area expenses on 1 April 2023 and is subject to a 3% increase on each anniversary date of the lease agreement.

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

g)

On 23 April 2021, NMG MI 1, Inc. entered into a five-year lease agreement with Kendal Properties, LLC, a Michigan limited liability company, for the property located at 885 E. Apple Ave., Muskegon, Michigan 49442, containing approximately 2,500 square feet. The base rent was $5,000 during the operational period, which began after the rent abatement and reduced rent periods, increased to $5,100 on 1 May 2022 and increased to $5,202 on 1 May 2023. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each.

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

Based on the fact that the NMG MI 1 is planned to be disposed of at a nominal amount in accordance with the Stock Purchase Agreement (Note 17), the fair value of the asset group of NMG MI 1 was estimated to be $nil as at April 30, 2023. As a result, the Company impaired the right-of-use asset related to NMG MI 1 during the period ended April 30, 2023. The lease liability at 30 April 2023 related to NMG MI 1 was $339,204.

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

On 21 September 2021, the Company issued the necessary common shares to settle milestone (i) above (Note 14). During the year ended 31 July 2022, the Company accrued an additional $231,374 and were included in the related operating lease liability for milestone (ii) above. Milestones (iii) and (iv) have not yet been achieved as of 30 April 2023.

At 31 July 2022, in order to better utilize its resources, it was deemed unlikely that the Company will continue to pursue the opportunity for a cultivation facility in Michigan. As a result, the Company impaired the right-of-use asset related to this lease during the year ended 31 July 2022. The lease liability at 30 April 2023 related to NMG MI C1 was $1,460,994.

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

At 31 July 2022, in order to better utilize its resources, it was deemed unlikely that the Company will continue to pursue the opportunity for a production facility in Michigan. As a result, the Company impaired the right-of-use asset related to this lease during the year ended 31 July 2022. The lease liability at 30 April 2023 related to NMG MI P1 was $486,998.

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

k)

On 7 April 2022, DEP Nevada, Inc. entered into a three-year lease agreement with 2625 GV, LLC, a Nevada limited liability company, for the property located at 2625 N. Green Valley Pkwy., Ste 150, Henderson, Nevada 89014, containing approximately 5,059 square feet. The base rent was $4,482 per month plus common area expenses and increased to $4,662 per month plus common area expenses on 1 June 2023. The lease agreement includes 4% annual base rent increases and two options to extend for three years each.

l)

On 4 December 2020, NMG CA P1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suite 1, Cathedral City, California 92234, containing approximately 5,840 square feet. The lease agreement includes 3% annual base rent increases and two options to extend for five-years each. We amended the lease agreement on 27 January 2022, which extended the term to 31 December 2026 and rent commencement date. The base rent is $6,028 plus common area expenses for the first six months, increases to $9,590 plus common area expenses on the seventh month and increases to $9,878 plus common area expenses on 1 March 2023.

m)

On 1 December 2020, NMG CA C1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suite 2,3&4, Cathedral City, California 92234, containing approximately 13,023 square feet. The lease agreement includes a rent abatement period, 3% annual base rent increases and two options to extend for five-years each. We amended the lease agreement on 2 February 2022, which extended the term to 31 December 2026. The base rent increased to $22,790 plus common area expenses effective January 1, 2023 and increases to $23,474 plus common area expenses effective March 1, 2023.

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

o)

On 4 January 2022, NMG IL 4, LLC entered into a ten-year lease agreement with CB Chicago Partners, Ltd., a Texas limited partnership, for the property located at 2941 W. 159th Street, Markham, Illinois, containing approximately 20,000 square feet with a building containing approximately 2,832 square feet. This lease includes two (2) options to extend for ten-years each. Concurrently with the execution of this lease, NMG IL 4 paid the sum of $92,234 consisting of twelve (12) months’ minimum rent in the sum of $84,960 plus one (1) fiscal year’s real estate taxes in the sum of $63,914 less the minimum rent credit in the sum of $56,640. On 12 October 2022, NMG IL 4 amended the lease agreement to relocate to certain premises containing approximately 3,400 square feet located at 3,063 W. 159th Street, Markham, Illinois. The term of the lease as to relocated premises commenced on 12 October 2022 and as amended shall end on 31 January 2032. The Company acquired the rights to the lease agreement with NMG IL 4 on 25 April 2023 (Note 9). The base rent is currently $13,600 plus common area expenses until 31 January 2024.

During the nine months ended 30 April 2023, the Company recorded a total lease expense of $1,200,729 related to the amortization of right-of-use assets, of which $1,006,189 was included in Operating Expenses and $194,540 was included in Cost of Sales.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,172,258

Weighted-average remaining lease term – operating leases	7.17 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2023 (remaining)	$531,760
2024	2,278,134
2025	2,193,441
2026	2,149,252
2027	1,845,474
2028 and thereafter	6,032,819
Total lease payments	$15,030,880
Less imputed interest	(5,136,024)
Total	$9,894,856
Less current portion	(1,138,855)
Long term portion	$8,756,001

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

	Number of options	Weighted average exercise price	Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2021	9,855,000	CAD$0.71	2.76	CAD$	-
Granted	848,000	CAD$0.37		CAD$	-
Cancelled	(1,250,000)	CAD$0.70		CAD$	-
Outstanding at 31 July 2022	9,453,000	CAD$0.67	2.11	CAD$	-
Granted	9,773,000	CAD$0.07		CAD$	-
Expired	(1,900,000)	CAD$0.66		CAD$	-
Outstanding at 30 April 2023	17,326,000	CAD$0.33	3.60	CAD$	-
Vested and fully exercisable at 30 April 2023	13,052,000	CAD$0.41	3.17	CAD$	-

As of 30 April 2023, the following stock options are outstanding:

Number of options outstanding	Number of options exercisable	Exercise price		Expiry dates
175,000	175,000	CAD$	0.47	6 June 2023
775,000	775,000	CAD$	0.57	10 December 2023
1,600,000	1,600,000	CAD$	0.88	21 August 2024
250,000	250,000	CAD$	0.93	1 October 2024
200,000	200,000	CAD$	0.88	23 January 2025
250,000	250,000	CAD$	0.405	1 March 2025
1,375,000	1,375,000	CAD$	0.67	30 April 2025
350,000	350,000	CAD$	0.88	21 August 2024
150,000	150,000	CAD$	0.61	10 December 2023
80,000	80,000	CAD$	0.57	10 December 2023
1,250,000	1,250,000	CAD$	0.68	6 March 2026
250,000	250,000	CAD$	0.65	5 April 2024
448,000	224,000	CAD$	0.44	30 November 2026
200,000	200,000	CAD$	0.44	30 November 2024
200,000	200,000	CAD$	0.15	8 July 2027
4,050,000	-	CAD$	0.065	25 April 2028
5,723,000	5,723,000	CAD$	0.065	25 April 2028
17,326,000	13,052,000

On 25 April 2023, the Company granted 4,050,000 stock options to certain directors, officers, employees and consultants of the Company with an exercise price of CAD$0.065 per share expiring on 25 April 2028. These stock options vest equally every 6 months for a period of 24 months.

On 25 April 2023, the Company granted 5,723,000 stock options to certain directors, officers, employees and consultants of the Company with an exercise price of CAD$0.065 per share expiring on 25 April 2028. These stock options vest immediately.

Total fair value of the stock options granted during the nine months ended 30 April 2023 was calculated to be $395,526 using the Black-Scholes Option Pricing Model using the following weighted average assumptions:

Expected life of the options	2.76 years
Expected volatility	103%
Expected dividend yield	Nil
Risk-free interest rate	3.27%

The Company recorded total stock-based compensation expense of $177,642 (2022 - $91,383) and $232,113 (2022 - $386,327) for the three and nine months ended 30 April 2023 and 2022, respectively, in connection with prior issuances of options to purchase common stock. Stock-based compensation expense is included in general and administrative expenses on the accompanying statements of operations.

Share Purchase Warrants

	Number of warrants	Weighted average exercise price
Outstanding at 31 July 2022	18,215,284	USD$	1.16
Issued	15,000,000	USD$	0.10
Outstanding at 30 April 2023	33,215,284	CAD$	0.70

The Company had 3,200,000 warrants issued to the Agent pursuant to the Loan Agreement entitling the holder to acquire one share of common stock at an exercise price of US$0.45 per share until July 19, 2025. These warrants were held in escrow to be released to the Agent if we draw on the Delayed Draw Term Loan by March 31, 2023, or cancelled if we do not draw on the Delayed Draw Term Loan. The Company did not draw on the Delayed Draw Term Loan, and the warrants were cancelled.

During the nine months ended 30 April 2023, the Company issued 15,000,000 warrants in connection with the issuance of convertible debentures pursuant to SPAs (Note 12). The Warrants will entitle the holders to acquire Warrant Shares until December 19, 2026, at an exercise price of US$0.10 per Warrant Share, subject to customary adjustments. The Warrants can be exercised on a cash basis or on a cashless (net exercise) basis. The Debentures was accounted for as a liability in its entirety equal to the proceeds received from issuance, net of the fair value of the 15,000,000 Warrants valued at $592,159 using the Black Scholes Option Pricing Model using the following assumptions, which was recorded as a debt discount:

Expected life of the options	4 years
Expected volatility	107%
Expected dividend yield	0%
Risk-free interest rate	3.03%

As of 30 April 2023, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price		Expiry dates
11,780,134	CAD$	1.50	17 May 2023
635,150	CAD$	1.25	16 May 2023
4,800,000	USD$	0.40	19 July 2025
15,000,000	USD$	0.10	19 December 2026
1,000,000	USD$	0.16	14 June 2027
33,215,284	CAD$	0.70

As of 31 July 2022, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price		Expiry dates
11,780,134	CAD$	1.50	17 May 2023
635,150	CAD$	1.25	16 May 2023
4,800,000	USD$	0.40	19 July 2025
1,000,000	USD$	0.16	14 June 2027
18,215,284	CAD$	1.16

15. Segment Information and Major Customers

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

Segment revenue and net loss were as follows during the nine months ended 30 April 2023:

30 April 2023
Revenue
Wholesale	$4,140,164
Retail	18,746,282
Total	$22,886,446

Net loss before taxes
Wholesale	$(2,139,755)
Retail	467,229
All others	(5,444,925)
Total	$(7,117,451)

During the nine months ended 30 April 2023, the Company had no major customer over 10% of its revenues.

16. Supplemental Disclosures with Respect to Cash Flows

	Nine Months Ended 30 April
	2023	2022
Cash paid during the period for interest	$663,433	$657,222
Cash paid during the period for income taxes	$15,171	$1,075

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

On the assumption of a lease in California for NMG CA C1, a lease in Illinois for NMG IL 4, a lease in New Jersey for BaM Body and Mind Dispensary NJ, Inc. and an extension of a lease in California for Canopy, the Company recognized right-of-use assets, and a corresponding increase in lease liability, in an aggregate amount of $4,329,416 which represented the present value of future lease payments using a discount rate of 12% per annum.

17. Commitments and Contingencies

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

At 30 April 2023, the Company had $100,000 in consulting fee payable to the sellers of Canopy (Note 9), related to the common shares that are to be issued to the Canopy sellers 18 months after the First Amendment in June 2022, that was not included in the purchase consideration and is included in accrued liabilities.

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

As part of the Canopy acquisition agreements PA #1 and PA #2 on November 29, 2021, a Letter of Intent (“LOI”) was executed to engage the Sellers, Jayme Rivard and Cary Stiebel, as business consultants at a rate of $5,000 per month each, for 12 months beginning December 1, 2021. Subsequently, this LOI was amended on June 2, 2022 to extend the agreement until December 31, 2024 and for the Company to issue 100,000 stock options to purchase 100,000 shares of the Company 's common stock to Consultant, Mr. Stiebel, and 100,000 stock options to purchase 100,000 shares of the Company's common stock to Consultant, Jayme Rivard (collectively, the "Stock Options"). The exercise price for the Stock Options shall not be lower than the greater of the closing market price of the Company's shares on (a) the trading day prior to the date of grant of the Stock Options, and (b) the date of grant of the Stock Options and will have an expiry date of five (5) years from the date of grant. Any delays by any of the Sellers (as defined in PA # 1) in providing requested materials, escrow instructions or otherwise failing to cooperate with Buyer will extend the Closing Deadline by an amount corresponding to the length of delay caused by Sellers. As of the date of these financial statements, the Stock Options have not been granted. Further, this LOI was amended again on August 5, 2022 to defer all payments for consulting services from 1 August 2022 to 1 August 2023, in lieu of potential unknown working capital liabilities.

On 17 January 2023, the Company entered into an agreement with John Kim, our consultant in the State of Illinois for a two-year services related to licensing process for a total payment of $86,500 payable in tranches until 10 June 2023, as well as $15,000 per month to three designated individuals for two (2) years ending on 31 December 2024, and $5,000 per month to one additional individual for six (6) months ending 30 June 2023 for an aggregate total of $476,500. On 10 May 2023, the Company entered into a Settlement and Release Agreement with John Kim to revise and increase the payments for services related to licensing process as described in the agreement that the Company entered into on 17 January 2023. Effective 10 May 2023, the revised committed payments total $733,150 as follows:

a)	$30,000 due 10 May 2023, $10,000 payable in each month of June, September, November 2023, and $15,000 each month for the period from January 2024 to February 2025, to John Kim;

b)	$7,500 per month to John Kim for May and June 2023, and $5,000 per month for remaining months until 31 December 2024;

c)	$5,000 or $5,833 per month to three designated individuals until 31 December 2024, except for certain months with variable payments ranging from $7,500 to $15,833.

On April 14, 2023, as part of the Company’s strategy to shift its operations in Michigan to focus on the success of new projects in Illinois and New Jersey, its wholly owned subsidiary, DEP Nevada, has executed a stock purchase agreement (the “Stock Purchase Agreement”) to sell all of the issued and outstanding shares of NMG MI 1 at a nominal amount, which are owned by DEP Nevada, to a third-party purchaser (the “Purchaser”). Consideration for the Michigan divesture by way of the Stock Purchase Agreement includes assumption of the dispensary’s long-term lease, purchase of inventory and a working capital adjustment. Concurrently and in conjunction with entering into the Stock Purchase Agreement, NMG MI 1 and the Purchaser entered into a management services agreement (the “Management Services Agreement”), which grants the Purchaser the right to provide management and administrative services to NMG MI 1 in exchange for a management fee pursuant to the terms of the Management Services Agreement. The closing of the Stock Purchase Agreement is subject to the Cannabis Regulatory Authority (the “CRA”) approval of the transaction, CRA approval of the Management Services Agreement and CRA approval of the license amendment evidencing the Purchaser as the sole owner of NMG MI 1. The CRA approval was anticipated received June 2023 (Note 19).

18. Other Agreements

On 6 August 2021, the Company entered into management agreements with each of NMG IL 1, LLC (“NMG IL 1”) and NMG IL 4, LLC (“NMG IL 4”) along with an option to indirectly acquire all of the membership interests in each of NMG IL 1 and NMG IL 4 pursuant to a convertible credit facility between our subsidiary, DEP and each of NMG IL 1 and NMG IL 4, and membership interest purchase agreements between DEP and the members of NMG IL 1 and NMG IL 4, subject to obtaining all required local and state regulatory authorization. Each of NMG IL 1 and NMG IL 4 have been identified in the Illinois Department of Financial and Professional Regulation (IDFPR) results of the Social Equity Justice Involved Lottery for 55 Conditional Adult-Use Cannabis Dispensary Licenses (Conditional Licenses)

across the state. The certified results are from a lottery with a pool of applicants who scored 85% or greater in their applications. NMG IL 1 and NMG IL 4 were drawn in BLS Region #5 (Chicago-Naperville-Elgin) where 36 conditional licenses are available. The applications are not tied to specified locations. The Transaction with NMG IL 4 was completed on 25 April 2023 (Note 9). The final ownership changes are currently under review by the state and anticipated to be approved in the near term. The Transaction with NMG IL 1, following the same pattern described in Note 9, has not been completed as of the date of these financial statements.

19. Subsequent Event

On June 13, 2023, pursuant to the Stock Purchase Agreement, dated April 14, 2023, the Company’s wholly owned subsidiary, DEP, sold all of its issued and outstanding common stock of NMG MI 1 to a third party purchaser for a nominal amount as all of the closing conditions have been satisfied or expressly waived, and NMG MI 1 received the Cannabis Regulatory Agency for the State of Michigan approval of the transaction and the license amendment evidencing the third party purchaser as the sole owner of NMG MI 1 (Note 17).

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

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2022, our most recently completed year end, to April 30, 2023, and our results of operations for the nine months ended April 30, 2023, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

Company Overview

Body and Mind is a multi-state cannabis operator, which has retail, distribution, cultivation, and/or processing operations in Nevada, California, Arkansas, Michigan, Illinois and Ohio.

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

In Michigan we, through NMG MI 1, Inc. opened a retail location in Muskegon Michigan on February 2, 2022 and operate the dispensary as a Body and Mind branded dispensary. On September 21, 2021 we announced the Company has leased a commercial building in Manistee, MI with the intent of developing a cultivation facility with 50,000 square feet of canopy as well as a production facility. On April 7, 2022 the Company announced it would pause development of the cultivation and production developments. On April 14, 2023, the Company has executed a stock purchase agreement to sell all of the issued and outstanding shares of NMG MI 1 at a nominal amount to a third-party purchaser, subject to the Cannabis Regulatory Authority approval of the transaction.

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

On April 25, 2023, we, through DEP, obtained 100% ownership (pending regulatory approval) and control over NMG IL 4, LLC in Illinois by converting the loan pursuant to the Convertible Credit Facility Agreement that the Company entered into on December 26, 2019 and executing the Membership Interest Purchase Agreement that was signed on the same date. The Markham Illinois dispensary was opened around April 25, 2023 and operated as a Body and Mind branded dispensary.

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

Our head office located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest	Date of Acquisition or formation
DEP Nevada Inc.(1)	Nevada, USA	100%	August 10, 2017
Nevada Medical Group, LLC(2)	Nevada, USA	100%	November 14, 2017
NMG Long Beach, LLC(3)	California, USA	100%	December 18, 2018
NMG Cathedral City, LLC(4)	California, USA	100%	January 4, 2019
NMG San Diego, LLC(5)	California, USA	60%	January 30, 2019
NMG Ohio LLC(6)	Ohio, USA	100%	April 27, 2017
NMG OH 1, LLC(7)	Ohio, USA	100%	January 30, 2020
NMG OH P1, LLC(8)	Ohio, USA	100%	January 30, 2020
NMG MI 1, Inc.(9)	Michigan, USA	100%	June 24, 2021
NMG MI P1 Inc. (10)	Michigan, USA	100%	June 24, 2021
NMG MI C1 Inc. (11)	Michigan, USA	100%	June 24, 2021
Canopy Monterey Bay, LLC (12)	California, USA	100%	November 30, 2021
NMG CA P1, LLC(13)	California, USA	100%	January 7, 2020
NMG CA C1, LLC(14)	California, USA	100%	October 7, 2020
BaM Body and Mind Dispensary NJ, Inc.(15)	New Jersey, USA	100%	December 21, 2022
NMG IL4, LLC (16)	Illinois, USA	100%	April 25, 2023

Notes:

(1)	DEP Nevada Inc. is a wholly-owned subsidiary of Body and Mind Inc.
(2)	Nevada Medical Group, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(3)	NMG Long Beach, LLC is a wholly-owned subsidiary ofDEP Nevada Inc..
(4)	NMG Cathedral City, LLC is a wholly-owned subsidiary of DEP Nevada Inc. and was dissolved on March 8, 2022.
(5)	NMG San Diego, LLC is a 60% owned subsidiary of DEP Nevada Inc..
(6)	NMG Ohio LLC is a wholly-owned subsidiary of Nevada Medical Group LLC
(7)	NMG OH 1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(8)	NMG OH P1, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(9)	NMG MI 1, Inc. is a wholly-owned subsidiary of DEP Nevada, Inc., which has been sold to a third party purchaser effective as of June 13, 2023.
(10)	NMG MI P1 Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(11)	NMG MI C1 Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(12)	Canopy Monterey Bay, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(13)	NMG CA P1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(14)	NMG CA C1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(15)	BaM Body and Mind Dispensary NJ, Inc. (formerly, CraftedPlants NJ Corp.) is a wholly-owned subsidiary of DEP Nevada, Inc.
(16)	NMG IL4, LLC is a wholly-owned subsidiary of DEP Nevada, Inc., pending regulatory approval.

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

The interest on the outstanding principal amount is currently set at $6,000 per month, payable monthly in arrears on or before the first calendar day of each month. CCG is not obligated to repay any principal outstanding under the loan until March 30, 2021. Either CCG or DEP may unilaterally extend the maturity date by one year, and may thereafter continue to extend the maturity date on a yearly basis by increments of one year (each, an “Extension Option”) by providing written notice of the exercise of the Extension Option by the party seeking an extension to the other party; provided, however, that under no circumstances shall any extended maturity date extend beyond the expiration of the term of the Management Agreement entered into between NMG and CCG. The Company extended the loan maturity date by one year resulting in a new maturity date of March 30, 2024. The Management Agreement has an expiration of March 15, 2024 and can be mutually extendable.

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

The Lease

The Lease provides for a five-year term that includes three five-year extension periods (each, an “Option Term”) (collectively, the “Lease Term”). The monthly rent under the Lease for the first four months is $0.00 per month; for months five through 12, the monthly rent is $6,190 per month; and for months 13 through 24, the monthly rent is $7,200 per month.

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

The Second Amendment to Lease

On November 30, 2021, the Landlord and the Tenant entered into a Second Amendment to Lease Agreement (the “Second Amendment”).  The Second Amendment modifies the monthly rent fees payable under the Lease, such that the monthly rent fee for December 1, 2021 through June 30, 2022 will be $9,000 per month. On July 1, 2022, the monthly rent will be subject to the normal annual increases set forth in the Lease.

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

Acquisition of NMG IL 4, LLC

On April 25, 2023, we, through DEP, obtained 100% ownership, subject to regulatory approval (not yet approved at this point) and control over NMG IL 4, LLC in Illinois by converting the loan pursuant to the Convertible Credit Facility Agreement (the “Convertible Note”) that the Company entered into on December 26, 2019 and executing the Membership Interest Purchase Agreement (the “MIPA”) that was signed on the same date. NMG IL 4 became a wholly owned subsidiary of DEP on April 25, 2023.

Pursuant to the terms of the Convertible Note and the MIPA, on the closing DEP delivered a cash payment of $1,000 to purchase 100 units (or 0.10%) of NMG IL 4 from the seller, Big Stone Illinois, LLC, and converted the Convertible Note receivable balance of $994,035 for the remaining 99,900 units (or 99.90%) of NMG IL 4.

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

Pursuant to the Loan Agreement, we have issued an aggregate of 8,000,000 common stock purchase warrants (each, a “Warrant”) to the Agent of which (i) 4,800,000 Warrants will entitle the holder to acquire shares of common stock (each, a “Warrant Share”) at an exercise price of US$0.40 per Warrant Share until July 19, 2025, and (ii) 3,200,000 Warrants was held in escrow to be released to the Agent at the time the Company draws on the Delayed Draw Term Loan, or cancelled if we do not draw on the Delayed Draw Term Loan, which will entitle the holder to acquire a Warrant Share at an exercise price of US$0.45 per Warrant Share until July 19, 2025.  The Company did not draw on the Delayed Draw Term Loan, and the warrants were cancelled.

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

Pursuant to the Amendment No. 2 to Loan Agreement, the maturity date was extended by one year from July 19, 2025 to July 19, 2026. Additionally, Amendment No. 2 to Loan Agreement allows the outside date for the Company to draw on the delayed draw term loan of US$4,444,444 (the “Delayed Draw Term Loan”) to be extended from June 1, 2022 to March 31, 2023, whereby US$4,000,000 will be advanced to the Company if it draws on such Delayed Draw Term Loan, which ability of the Company to draw on the Delayed Draw Term Loan was subject to compliance with certain provisions in the Loan Agreement including provision of a satisfactory budget approved at the sole discretion of the Lender. The Company did not draw or extend the Delayed Draw Term Loan and has expired.

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

Results of Operations for the three month periods ended April 30, 2023 and 2022:

The following table sets forth our results of operations for the three month periods ended April 30, 2023 and 2022:

	April 30, 2023 $	April 30, 2022 $
Sales	7,312,697	7,876,674
Cost of Sales	(5,235,500)	(5,319,992)
Gross Margin	2,077,197	2,556,682
Operating Expenses	(3,705,137)	(3,896,245)
Loss for the Period	(3,608,770)	(2,462,103)
Foreign Currency Translation Adjustment	32,315	(71,041)
Comprehensive Loss	(3,576,455)	(2,533,144)
Basic and Diluted Earnings (Loss) Per Share	(0.02)	(0.02)

Revenues

For the three month period ended April 30, 2023 we had total sales of $7,312,697 and cost of sales of $5,235,500 for a gross margin of $2,077,197 compared to total sales of $7,876,674 and cost of sales of $5,319,992 for a gross margin of $2,556,682 in the three month period ended April 30, 2022. Gross margin decreased due to decreasing wholesale prices, increasing costs and lower inventory balance on hand at April 30, 2023.

During the three months ended April 30, 2023, the Company recorded product sales as follows:

Revenues – By Segment	Three months ended April 30, 2023 $	%

Wholesale	1,444,526	20%
Retail	5,868,171	80%

Total	7,312,697

Operating Expenses

For the three month period ended April 30, 2023, operating expenses totaled $3,705,137 compared with $3,896,245 for the three month period ended April 30, 2022. A significant reason for the decrease in operating expenses between the periods related to a decrease in licenses, utilities and office administration from $1,198,893 to $952,734. The Company’s licenses, utilities and office administration decreased considerably due to a reduction in costs on various ongoing acquisitions and expansions.

The Company had a decrease in depreciation and amortization expense to $351,247 compared to $445,656 due to a lower balance of property and equipment and intangible assets to be depreciated/amortized due to declining balances and various impairments in prior periods. The salaries and wages decreased considerably as the Company decided to reallocate all of NMG’s salaries and wages expenses in Cost of Sales during the current period.

Other Items

During the three month period ended April 30, 2023, our other items accounted for $1,041,802 of losses as compared to losses of $301,223 for the three month period ended April 30, 2022. The significant components in other items primarily relate to gain on fair value adjustment of convertible loan, loss on impairment, the Company’s interest income on the secured convertible note and interest expense on the long-term loan payable.

Net Loss

Net loss for the quarter ended April 30, 2023, totaled $3,608,770 compared with a net loss of $2,462,103 for the quarter ended April 30, 2022. The increase in net loss is primary due to the decrease in gross profit and the increase in other expenses, partially offset by the decrease in general and administrative expenses as discussed above and the decrease in income tax expense.

Other Comprehensive Income (Loss)

We recorded a foreign currency translation adjustment gain of $32,315 and loss of $71,041 for the quarter ended April 30, 2023 and 2022, respectively. The amounts are included in the statement of operations as other comprehensive income for the respective periods.

Results of Operations for the nine month periods ended April 30, 2023 and 2022:

The following table sets forth our results of operations for the nine month periods ended April 30, 2023 and 2022:

	April 30, 2023 $	April 30, 2022 $
Sales	22,886,446	23,494,016
Cost of Sales	(16,903,718)	(15,151,681)
Gross Margin	5,982,728	8,342,335
Operating Expenses	(11,351,399)	(10,337,362)
Loss for the Period	(9,302,615)	(5,861,905)
Foreign Currency Translation Adjustment	(48,087)	(69,920)
Comprehensive Loss	(9,350,702)	(5,931,825)
Basic and Diluted Earnings (Loss) Per Share	(0.07)	(0.05)

Revenues

For the nine month period ended April 30, 2023 we had total sales of $22,886,446 and cost of sales of $16,903,718 for a gross margin of $5,982,728 compared to total sales of $23,494,016 and cost of sales of $15,151,681 for a gross margin of $8,342,335 in the nine month period ended April 30, 2022. Gross margin decreased due to decreasing wholesale prices, increasing costs and lower inventory balance on hand at April 30, 2023.

During the nine months ended April 30, 2023, the Company recorded product sales as follows:

Revenues – By Segment	Nine months ended April 30, 2023 $	%

Wholesale	4,140,164	18%
Retail	18,746,283	82%

Total	22,886,446

Operating Expenses

For the nine month period ended April 30, 2023, operating expenses totaled $11,351,399 compared with $10,337,362 for the nine month period ended April 30, 2022. A significant reason for the decrease in operating expenses between the periods related to a decrease in depreciation and amortization expense, and a decrease in the Company’s salaries and wages as discussed below.

The Company had a decrease in depreciation and amortization expense of $1,075,985 compared to $1,214,981 due to a lower balance of property and equipment and intangible assets to be depreciated/amortized due to declining balances and various impairments in prior periods. The Company’s salaries and wages decreased considerably as the Company decided to reallocate all of NMG’s salaries and wages expenses in Cost of Sales during the current period.

Other Items

During the nine month period ended April 30, 2023, our other items accounted for $1,748,780 of losses as compared to losses of $927,739 for the nine month period ended April 30, 2022. The significant components in other items primarily relate to gain on fair value adjustment of convertible loan, loss on impairment, the Company’s interest income on the secured convertible note and interest expense on the long-term loan payable.

Net Loss

Net loss for the nine months ended April 30, 2023, totaled $9,302,615 compared with a net loss of $5,861,905 for the nine months ended April 30, 2022. The increase in net loss is primary due to the decrease in gross profit, and the increase in other expenses, partially offset by the decrease in general and administrative expenses as discussed above.

Other Comprehensive Income (Loss)

We recorded a foreign currency translation adjustment loss of $48,087 and $69,920 for the nine months ended April 30, 2023 and 2022, respectively. The amounts are included in the statement of operations as other comprehensive income for the respective periods.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of April 30, 2023:

As of April 30, 2023
(unaudited)
Cash reserves	$2,665,516
Working capital deficit	$3,543,805

At April 30, 2023, we had cash of $2,665,516 as compared to cash of $1,854,277 at July 31, 2022.

Statement of Cash flows

During the nine month period ended April 30, 2023, our net cash increased by $811,239 (2022 – decrease by $3,667,300), which included net cash used in operating activities of $1,885,474 (2022 – $557,507), net cash used in investing activities of $232,374 (2022 – $3,039,961), net cash provided by financing activities of $2,977,174 (2022 – $88) and effect of exchange rate changes on cash and cash equivalents of $48,087 (2022 – $69,920).

Cash Flow used in Operating Activities

Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss of $9,302,615 during the nine months ended April 30, 2023 compared to $5,861,905 in 2022. The net loss in 2023 included, among other things, amortization of debt discount of $415,254 (2022 - $356,732), accrued interest expense of $186,521 (2022 - $nil), amortization of intangible assets of $973,156 (2022 - $1,061,202), amortization of ROU assets of $1,200,728 (2022 - $719,096), depreciation of property and equipment of $800,844 (2022 - $709,241), accrued interest income of $54,000 (2022 - $54,000), gain on fair value adjustment of convertible loan of $359,088 (2022 - $nil), loss on impairment of $944,015 (2022 - $nil), and stock-based compensation of $232,113 (2022 - $386,327).

The following non-cash items further adjusted the loss for the nine months ended April 30, 2023 and 2022:

•

Increase in accounts receivable and prepaid of $243,160 (2022 – decrease of $493,515), decrease in inventory of $1,168,374 (2022 – increase of $731,072), increase in deposits of $63,309 (2022 - $113,828), increase in trade payables and accrued liabilities of $1,156,863 (2022 – $127,827), increase in income taxes payable and deferred taxes of $2,169,993 (2022 - $2,938,139), decrease in due to related parties of $15,523 (2022 – $5,354), and decrease of operating lease liabilities of $1,222,258 (2022 - $583,427).

Cash Flow used in Investing Activities

During the nine month period ended April 30, 2023, the change in cash from investing activities relates primarily to the purchased equipment of $1,001,554 (2022 - $619,613), and loan advances to CCG in Arkansas of $769,180 (2022 - loan repayments of $244,436).

The change in cash used in investing activities for the nine month period ended April 30, 2022 also included the acquisition of 80% membership interest in Canopy for $2,121,497, net of cash received, and cash provided to NMG Ohio for $54,415, net of cash received on acquisition.

Cash Flow provided by Financing Activities

During the nine month period ended April 30, 2023, cash provided by financing activities relates primarily to the issuance of convertible debentures for $3,000,000 (2022 - $nil), and repayment of loan advances of $22,826 (2022 - $nil).

Off-balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

On June 2, 2023, Darren Tindale resigned as the Corporate Secretary of the Company, which departure was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  Effective June 5, 2023, the board of directors of the Company appointed Stephen ‘Trip’ Hoffman, the Company’s current Chief Operating Officer, as the Corporate Secretary of the Company.

On June 13, 2023, pursuant to the Stock Purchase Agreement, dated April 14, 2023, the Company’s wholly owned subsidiary, DEP, sold all of its issued and outstanding common stock of NMG MI 1 to a third party purchaser for a nominal amount as all of the closing conditions have been satisfied or expressly waived, and NMG MI 1 received the Cannabis Regulatory Agency for the State of Michigan approval of the transaction and the license amendment evidencing the third party purchaser as the sole owner of NMG MI 1.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had working capital deficit of $3,543,805 as at April 30, 2023. The Company outlined substantial doubt about its ability to continue as a going concern in prior periods which has been alleviated by securing long term debt and increased sales. The Company anticipates that current cash on hand and working capital will ensure coverage for all expenses associated with current operations for one year from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

Based on their evaluation as of April 30, 2023, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of April 30, 2023 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In our assessment of the effectiveness of our internal control over financial reporting as at April 30, 2023, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, material weaknesses were identified regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

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

Change in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are not, and were not during our most recently completed fiscal quarter, engaged in any legal proceedings and none of our property is or was during that period the subject of any legal proceedings. We do not know of any such legal proceedings which are contemplated.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. You should carefully consider the risks discussed in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended July 31, 2022 (the “2022 Form 10-K”), which could materially affect our business, financial condition, or future results. The risks described in our 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we do not currently deem material, may also materially affect our business, results of operations, cash flows and financial position.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The following exhibits are included with this Quarterly Report:

Exhibit	Description of Exhibit

31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
32.1(†)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document
104(*)	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

Notes:

(*) Filed herewith

(†) Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BODY AND MIND INC.

Date: June 20, 2023	By:	/s/ Michael Mills
Michael Mills
President and Chief Executive Officer (Principal Executive Officer)

Date: June 20, 2023	By:	/s/ Dong Shim
Dong H. Shim
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

