Form 10-K
period 2023-07-31
BODY & MIND INC.
filed 2023-11-14
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: July 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.07 on January 31, 2023) was approximately $9,147,980.

The registrant had 146,636,974 common shares outstanding as of November 13, 2023.

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

PART I

ITEM 1. BUSINESS

Description of Business

Body and Mind is a multi-state cannabis operator, which has retail, distribution, cultivation, and/or processing operations in Nevada, California, Arkansas, Ohio and Illinois. The company is also engaged in the development of retail licenses in Illinois and New Jersey.

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

We, through our indirect 60% owned subsidiary NMG San Diego, LLC (“NGM SD”) have been operating the San Diego BaM Body and Mind branded dispensary, which received all licenses, permits and authorizations to conduct medical and adult-use commercial cannabis retail operations, and which dispensary opened in July 2020.

We, through our indirect wholly-owned subsidiary NMG Long Beach, LLC (“NMG LB”), have been managing the BaM Body and  Mind branded Long Beach dispensary since early August 2019.  NMG LB received all approvals for final transfer of the licenses required to operate the medical and adult-use cannabis retail dispensary in Long Beach which was acquired by NMG LB at the end of August 2020, and the final formal closing matters are expected to close soon.

We, through our indirect wholly-owned subsidiary NMG IL 4, LLC (“NMG IL 4”), pending regulatory approval of the ownership change, manage and operate the BaM Body and Mind branded Markham, IL dispensary since April 25, 2023. Formal regulatory approval of the ownership transfer is expected soon.

In Cathedral City, California, we had received a manufacturing and distribution licenses in 2021, however, upon evaluation of the expansion opportunity for a cultivation and manufacturing facility, we have decided to not advance this project any further and have let the licenses expire without renewal.

We, through our wholly owned subsidiary, DEP Nevada, Inc., a Nevada corporation (“DEP”), acquired Canopy Monterey Bay, LLC (“Canopy”) in December 2022, which owns and operates The Reef by Body and Mind retail dispensary in the limited license jurisdiction of Seaside, California.

In Arkansas, we through NMG, manage the “BaM Body and Mind” branded medical marijuana dispensary including cultivation in West Memphis, Arkansas, which opened in April 27, 2020 and the cultivation commenced operations on April 6, 2021.

We, through our indirect subsidiary, BaM Body and Mind Dispensary NJ, Inc., own a New Jersey corporation, which leases a New Jersey retail location in Lawrenceville with local cannabis-use approval. The subsidiary has been advancing its state license application and has received formal planning committee approval on the site plan, commenced design and architectural plans for the leased retail location.

Our common stock is listed on the Canadian Securities Exchange under the symbol “BAMM” and our common stock is posted for trading on the OTCQB Venture Market under the symbol “BMMJ.”

Our head office located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of acquisition or organization and the ownership interest of each. All of our subsidiaries are directly or indirectly owned by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest	Date of Acquisition or formation
DEP Nevada Inc.(1)	Nevada, USA	100%	August 10, 2017
Nevada Medical Group, LLC(2)	Nevada, USA	100%	November 14, 2017
NMG Long Beach, LLC(3)	California, USA	100%	December 18, 2018
NMG Cathedral City, LLC(4)	California, USA	100%	January 4, 2019
NMG San Diego, LLC(5)	California, USA	60%	January 30, 2019
NMG Ohio LLC(6)	Ohio, USA	100%	April 27, 2017
NMG OH 1, LLC(7)	Ohio, USA	100%	January 30, 2020
NMG OH P1, LLC(8)	Ohio, USA	100%	January 30, 2020
NMG MI 1, Inc.(9)	Michigan, USA	100%	June 24, 2021
NMG MI P1 Inc.(10)	Michigan, USA	100%	June 24, 2021
NMG MI C1 Inc(11)	Michigan, USA	100%	June 24, 2021
Canopy Monterey Bay, LLC(10)	California, USA	100%	November 30, 2021
NMG CA P1, LLC(13)	California, USA	100%	January 7, 2020
NMG CA C1, LLC(14)	California, USA	100%	October 7, 2020
BaM Body and Mind Dispensary NJ, Inc.(15)	New Jersey, USA	100%	December 21, 2022
NMG IL 4, LLC(16)	Illinois, USA	100%	April 25, 2023

Notes:

(1)	DEP Nevada Inc. is a wholly-owned subsidiary of Body and Mind Inc.
(2)	Nevada Medical Group, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(3)	NMG Long Beach, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(4)	NMG Cathedral City, LLC was a wholly-owned subsidiary of DEP Nevada, Inc. and was dissolved on March 8, 2022.
(5)	NMG San Diego, LLC is a 60% owned subsidiary of DEP Nevada, Inc.
(6)	NMG Ohio LLC is a wholly-owned subsidiary of Nevada Medical Group LLC
(7)	NMG OH 1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc., which has been sold to a third party purchaser effective October 17, 2023.
(8)	NMG OH P1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(9)	NMG MI 1, Inc. is a wholly-owned subsidiary of DEP Nevada, Inc., which has been sold to a third party purchaser effective June 13, 2023.
(10)	NMG MI P1, Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(11)	NMG MI C1 Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(12)	Canopy Monterey Bay, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(13)	NMG CA P1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(14)	NMG CA C1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(15)	BaM Body and Mind Dispensary NJ, Inc. (formerly, CraftedPlants NJ Corp.) is a wholly-owned subsidiary of DEP Nevada, Inc.
(16)	NMG IL 4, LLC is a wholly-owned subsidiary of DEP Nevada, Inc., pending regulatory approval.

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

On September 14, 2017, we, with DEP, entered into a definitive agreement (the “Share Exchange Agreement”) with NMG, whereby DEP acquired all of the issued and outstanding securities of NMG in exchange for (a) 16,000,000 post reverse-split Common Shares, (b) $2,000,000 cash, and (b) promissory notes in the aggregate principal amount of $2,000,000, to the NMG securityholders on a pro rata basis in accordance with their respective ownership interest in NMG. On completion of the Share Exchange Agreement, we assumed the business of NMG, being the cultivation and production of medical marijuana products.

Developments in Fiscal Year Ended July 31, 2023

Acquisition of Canopy Monterey Bay, LLC

On November 30, 2021, DEP entered into a membership interest purchase agreement (the “MIPA #1”) to purchase eighty percent (80%) of the issued and outstanding membership interests (the “Canopy Initial Purchased Interests”) of Canopy from Cary Stiebel (the “Continuing Owner”), Jana Stiebel, Jayme Rivard, Adrian Dermicek, and Laurie Johnson (collectively, the “Sellers”). DEP also entered into a membership interest purchase agreement (“MIPA #2”) to purchase the remaining 20% of the issued and outstanding membership interests (the “Canopy Remaining Purchased Interests” and together with the Canopy Initial Purchased Interest, the “Canopy Purchased Interests”) of Canopy from the Continuing Owner.  Both MIPA #1 and MIPA #2 were subsequently amended on June 17, 2022.

On December 7, 2022, the Company through DEP completed the acquisition of the Canopy Purchased Interests from the Sellers and closed MIPA #1, as amended, and MIPA #2, as amended.

The Company paid the following consideration for the Canopy Purchased Interests:

(1)	$1,250,000 in cash to the Sellers;

(2)

DEP issued a secured promissory note in favour of the Sellers for the principal amount of $2,300,000.00, which bears interest at a rate of 10% per annum compounded annually and has a maturity date of November 30, 2026 (the “Promissory Note”).

(3)

The Company issued an aggregate of 16,301,694 shares of common stock to the Sellers at a deemed price of US$0.134 per share, 2,238,806 of which shares are held in escrow pending the results of a working capital adjustment in accordance with MIPA #1, as amended, and MIPA #2, as amended.

San Diego Dispensary Premises

Pursuant to an assignment and first amendment to commercial lease dated June 13, 2019 between NGM SD and Green Road, LLC, the parties agreed to amend the original lease of San Diego dispensary premises to permit NMG SD to have three (3) five (5) year renewal options as opposed to two (2) renewal options.  On or around July 31, 2023, the Company decided to exercise the first renewal option to extend the term of the lease for a period of five years from December 1, 2023 to December 1, 2028.

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

Limited Waiver and Amendment to Loan Agreement

The Company and its subsidiaries DEP, NMG, NMG OH 1, LLC (“NMG OH 1”), NMG OH P1, LLC (“NMG OH P1”), NMG LB, NMG MI C1, Inc. (“NMG C1”), NMG MI P1, Inc. (“NMG MI P1”), NMG MI 1, Inc. (“NMG MI 1”), NMG CA C1, LLC, NMG CA P1, LLC, NMG CA 1, LLC and NMG Cathedral City (each, a “Guarantor” and collectively, the “Guarantors” and together with the Company, the “Loan Parties”) entered into a loan agreement (the “Loan Agreement”) with FG Agency Lending, LLC (the “Agent”) and Bomind Holdings LLC (together with its successors and assigns, the “Lender”), dated July 19, 2021, as amended on November 30, 2021, June 14, 2022, December 12, 2022 and December 16, 2022.

On December 12, 2022, the Loan Parties, the Agent and the Lender entered into a Limited Waiver and Amendment to Loan Agreement (the “Limited Waiver and Amendment to Loan Agreement”) to deal with certain events of default that occurred under the Loan Agreement, as amended, with respect to (i) the Company’s failure to deliver to Agent the audited annual financial statements of the Company and its subsidiaries for the fiscal year ended July 31, 2022, on or before ninety (90) days after the end of such fiscal year in accordance with Section 7.2(c) of the Loan Agreement (the “First Specified Default”) and (ii) the Agent being informed that the Company anticipates that it will fail to deliver the quarterly financial statements of the Company and its subsidiaries for the fiscal quarter ending October 31, 2022, in form and substance acceptable to Agent, on or before forty-five (45) days after the end of such fiscal quarter, in accordance with Section 7.2(b) (the “Second Specified Default”, and together with the First Specified Default, the “Specified Defaults”).

Pursuant to the Limited Waiver and Amendment to Loan Agreement, the Agent and the Lender each waived the Specified Defaults on a limited one-time basis subject to the terms and conditions thereof until (i) with respect to the First Specified Default, 5:00 PM EST on December 30, 2022, and (ii) with respect to the Second Specified Default, 5:00 PM EST on January 13, 2023 (the “Waiver Period”); provided that if the Loan Parties do not deliver each of the Amended Deliverables (as defined in the Limited Waiver and Amendment to Loan Agreement) on or before expiration of their respective Waiver Period; the waiver shall no longer be of any effect, and the Lender shall be entitled to enforce all remedies set forth in the Loan Agreement as of the date each Specified Default first occurred. The failure to time deliver such Amended Deliverables shall immediately result in an event of default and shall not be subject to any cure period.

The Limited Waiver and Amendment to Loan Agreement became effective on December 16, 2022 (the “Waiver Effective Date”) the date on which the Agent received (i) the fully executed Limited Waiver and Amendment to Loan Agreement, (ii) a non-refundable waiver fee of US$35,000, and (iii) payment of all reasonable and documented out-of-pocket costs, fees and expenses of the Agent and the Lender in connection with the Limited Waiver and Amendment to Loan Agreement. Subsequent to entering into the Limited Waiver and Amendment to Loan Agreement, the parties verbally agreed and confirmed via email on December 20, 2022, that the Waiver Period for the First Specified Default shall be extended from December 30, 2022 to January 17, 2023, and the Waiver Period for the Second Specified Default shall be extended from January 13, 2023 to January 27, 2023.

Consent and Amendment to Loan Agreement

On December 16, 2022, the Company, the Agent and the Lender entered into a Consent and Amendment to Loan Agreement (the “Consent and Amendment to Loan Agreement”) as the terms of the Loan Agreement provides that (i) neither the Company nor its Subsidiaries is permitted to effect any acquisition or merger without the prior written consent of the Agent, and (ii) neither the Company nor its Subsidiaries is permitted to incur indebtedness without the prior written consent of the Agent. The Company advised the Agent of its desire to (i) enter into the Merger Agreement among the Company, its wholly owned subsidiary, DEP Nevada, Inc., BaM Body and Mind Dispensary NJ, Inc., CraftedPlants and the Sellers, and (ii) enter into the certain Securities Purchase Agreements (the “SPAs”) by an among the Company and the purchaser parties thereto.

Pursuant to the Consent and Amendment to Loan Agreement, the Agent and the Lender consented to: (a) the Company entering into the Merger Agreement, the consummation of the Merger Agreement, and all other transactions provided for under the Merger Agreement, provided that the Merger Agreement shall not be amended or modified in any way without the Agent’s prior written consent; and (b) the Company entering into the SPAs and all other transactions provided for under the SPAs, provided that the SPAs and any related documents shall not be amended or modified in any way without the Agent’s prior written consent.

In addition, pursuant to the Consent and Amendment to Loan Agreement, the parties agreed that the schedules to the Loan Agreement are each replaced in their entirety with the revised corresponding schedules and shall be provided to the Agent, which such updated schedules are to include a complete capital table updated in accordance with Section 7.2(d) of the Loan Agreement.

The consent contained in the Consent and Amendment to Loan Agreement became effective on December 16, 2022, the date on which the Company (i) received the prior written consent from the Agent of the final version of the Merger Agreement and any related documents; (ii) provided to the Lender updated schedules to the Loan Agreement; (iii) provided evidence in form and satisfaction to Agent of the Company’s receipt of at least $3,000,000 in cash proceeds pursuant to the SPAs; and (iv) payment of all reasonable fees, costs and expenses incurred by the Agent and the Lender in connection with the preparation, execution and delivery of the Consent and Amendment to Loan Agreement.

Illinois Dispensaries

In 2019, our wholly owned subsidiary, DEP, executed definitive agreements with NMG Illinois, LLC (“Management Company”), IL Resident, LLC (“IL Resident”), an entity which is controlled by our social equity partner, and other NMG entities in Illinois, NMG IL 1, LLC (“NMG IL 1”) and NMG IL 4, LLC (“NMG IL 4”), in connection with a proposed business combination (the “Transaction”). NMG IL 1 and NMG IL 4 were originally owned by Tall Bird, LLC (“Tall Bird”), a company owned by our social equity partner to meet local licensing application requirements and to compensate our social equity partner for role in obtaining the licenses, and Big Stone Illinois, LLC (“Big Stone”), a company controlled by the Company’s Chief Operating Officer. The agreements are subject to final regulatory approval.

On December 26, 2019, the Company entered into management agreements with each of NMG IL 1 and NMG IL 4 along with an option to indirectly acquire all of the membership interests in each of NMG IL 1 and NMG IL 4 pursuant to a convertible credit facility between our subsidiary, DEP and each of NMG IL 1 and NMG IL 4, and membership interest purchase agreements between DEP and the members of NMG IL 1 and NMG IL 4, subject to obtaining all required local and state regulatory authorization. Each of NMG IL 1 and NMG IL 4 have been identified in the Illinois Department of Financial and Professional Regulation (IDFPR) results of the Social Equity Justice Involved Lottery for 55 Conditional Adult-Use Cannabis Dispensary Licenses (Conditional Licenses) across the state. The certified results are from a lottery with a pool of applicants who scored 85% or greater in their applications. NMG IL 1 and NMG IL 4 were drawn in BLS Region #5 (Chicago-Naperville-Elgin) where 36 conditional licenses are available. The applications are not tied to specified locations.

On December 2, 2022, Tall Bird assigned and transferred its membership interests in each of NMG IL 1 and NMG IL 4 to Big Stone. As a result of such transfers, DEP and Big Stock entered into first amended membership interest purchase agreements with respect to each of NMG IL 1 and NMG IL 4.

On April 25, 2023, we, through DEP, obtained 100% ownership (pending regulatory approval) and control over NMG IL 4 in Illinois by converting the loan pursuant to the Convertible Credit Facility Agreement that the Company entered into on December 26, 2019 and by satisfying the closing conditions of the Membership Interest Purchase Agreement that was signed on the same date. On closing, DEP delivered a cash payment of $1,000 to purchase 100 units (or 0.10%) of NMG IL 4 from the seller, Big Stone, and converted the Convertible Note receivable balance of $994,035 for the remaining 99,900 units (or 99.90%) of NMG IL 4. The Markham Illinois dispensary was opened around April 25, 2023 and operated as a BaM Body and Mind branded dispensary.

Our second dispensary located in the Southern Chicago area received community approval from the village of Lynwood on February 15, 2023. Construction has commenced at the Lynwood dispensary site with building permits approved, foundations, walls and roof complete and groundworks ongoing. The dispensary will be a 3,600 square foot BaM Body and Mind branded store and is conveniently located on highway 83, less than 2 miles off both Highway 294 and Highway 30 in Eastern Illinois.

The foregoing descriptions of the convertible credit facility agreement between DEP and NMG IL 1 (the “NMG IL 1 Convertible Credit Agreement”), the convertible credit facility agreement between DEP and NMG IL 4 (the “NMG IL 4 Convertible Credit Agreement”), the membership interest purchase agreement between DEP and Big Stone with respect to NMG IL 1 (the “NMG IL 1 MIPA”), the membership interest purchase agreement between DEP and Big Stone with respect to NMG IL 4 (the “NMG IL 4 MIPA”), the first amended membership interest purchase agreement between DEP and Big Stone with respect to NMG IL 1 (the “Amended NMG IL 1 MIPA”) and the first amended membership interest purchase agreement between DEP and Big Stone with respect to NMG IL 4 (the “Amended NMG IL 4 MIPA”) do not purport to be complete and are qualified in their entirety by the NMG IL 1 Convertible Credit Agreement, the NMG IL 4 Convertible Credit Agreement, the NMG IL 1 MIPA, the NMG IL 4 MIPA, the Amended NMG IL 1 MIPA and the Amended NMG IL 4 MIPA, which are filed as Exhibits 10.80, 10.81, 10.82, 10.83, 10.84 and 10.85 hereto and are incorporated by reference herein.

Stock Purchase Agreement and Management Services Agreement

On April 14, 2023, DEP entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Big Bhang Events, LLC (“Big Bhang”) and NMG MI 1, whereby DEP agreed to sell all of the issued and outstanding common stock of NMG MI 1(the “Acquired Shares”) to Big Bhang, a prequalified applicant approved to hold a Recreational Adult Use License under the Michigan Regulation and Taxation of Marijuana Act (the “MRTMA”), in exchange for a purchase price of $1.00, and subject to adjustment for any federal, state and local taxes due and owing by NMG MI or DEP as well as a working capital adjustment. On June 13, 2023, DEP sold the Acquired Shares to Big Bhang, as all of the closing conditions were satisfied or expressly waived, and NMG MI 1 received from the Cannabis Regulatory Authority for the State of Michigan approval of the transaction and the license amendment evidencing Big Bhang as the sole owner of NMG MI 1. Pursuant to the terms of the Stock Purchase Agreement, Big Bhang delivered a cash payment of $1.00 to DEP and DEP assigned, sold and transferred the Acquired Shares to Big Bhang.

Concurrently and in conjunction with entering into the Stock Purchase Agreement, NMG MI 1 and Big Bhang entered into a management services agreement (the “Management Services Agreement”), pursuant to which Big Bhang provides management and administrative services to NMG, as described in Exhibit A to the Management Services Agreement, in exchange for a management fee equal to one hundred percent (100%) of the income and monies generated from the sale of all goods, products, and/or services relating to the business of NMG MI 1. The parties received implied approval of the Management Services Agreement from the CRA after submitting a License Maintenance update form on April 19, 20203 and the Management Services Agreement became effective as of May 1, 2023 and shall continue until the one (1) year anniversary thereof (the “Term”), which Term may be mutually extended by the parties, unless terminated earlier as set forth in the Management Services Agreement. In addition, during the Term, Big Bhang has full rights of management and control of the municipal and regulatory licenses, business, and the premises. Big Bhang may take any and all actions, either directly or on behalf of NMG MI 1, which Big Bhang deems, in its reasonable discretion, to be necessary in furtherance of the business, to the extent that such actions comply with applicable laws. Big Bhang may also change the trade or brand name of the business and/or premises during the Term, provided such change and name comply with applicable laws and are approved in advance by the CRA. Furthermore, except as otherwise provided in the Management Services Agreement, NMG MI 1 shall not, without the express prior approval of Big Bhang, take any action with respect to the operation of the business for which Big Bhang is authorized to take under the Management Services Agreement. Big Bhang shall assume all costs, obligations, liabilities, and expenditures of Licensee, which are incurred during the Term in connection with the services and the management and operation of NMG MI 1, the business, and the premise, and shall defend, indemnify, and hold harmless NMG MI 1 from all costs, obligations, liabilities, and expenditures. During the Term, Big Bhang shall assume all risk of loss to NMG MI 1 and/or the premise, and shall defend, indemnify, and hold harmless NMG MI 1 from all risk of loss.

NMG MI 1 shall retain all rights in the Intellectual Property (as defined in the Management Services Agreement). Any Intellectual Property that may be utilized by Big Bhang in connection with Big Bhang’s performance of the services under the Management Services Agreement will remain the property of NMG MI 1 or third-party company, and Big Bhang shall have no rights or interests therein, except as may otherwise be expressly provided in any separate agreement between the parties. In the event that Big Bhang acquires any rights in the Intellectual Property, by operation of law, or otherwise, such rights shall be deemed and are hereby irrevocably assigned to NMG MI 1 without further action by the parties. Big Bhang shall not, at any time during or after the Term of the Management Services Agreement dispute or contest, directly or indirectly, NMG MI 1’s right and title to the Intellectual Property or the validity thereof. Notwithstanding the foregoing, to the extent it is required for Big Bhang to perform the services under the Management Services Agreement, NMG MI 1 granted Big Bhang a royalty-free, right and license to exploit and exercise all such Intellectual Property rights in support of Big Bhang’s exercise or exploitation of the services.

The foregoing description of the Stock Purchase Agreement does not purport to be complete and is qualified in its entirety by the Stock Purchase Agreement, which is filed as Exhibit 10.86 hereto and is incorporated by reference herein.

Equity Purchase Agreement (NMG OH 1)

On July 21, 2023, DEP entered into an equity purchase agreement (the “EPA”) with FarmaceuticalRX, LLC (“Farmaceutical”), whereby DEP agreed to sell all of the issued and outstanding interests, equity, or profit interests (the “NMG OH 1 Interests”) in NMG OH 1, which owns and operates the Body and Mind Ohio dispensary, to Farmaceutical for US$8.225 million in cash, which includes a deposit of US$250,000 already paid by Farmaceutical to DEP, subject to adjustments based on estimated closing indebtedness, estimated transaction expenses, estimated closing cash, and a working capital adjustment. Closing of the transaction shall occur on the first day of the month following State of Ohio regulatory approval as well as satisfaction or waiver of all other closing conditions. The transaction also includes a contingent US$2.5 million bonus payment to DEP for each additional dispensary license granted to NMG OH 1 by the State of Ohio Board of Pharmacy in the future, excluding any adult use license for the existing license held by NMG OH 1 and current lease location.

Farmaceutical and DEP entered into a side letter agreement contemporaneously with the EPA (the “NMG OH 1 Side Agreement”) to set forth the terms of their mutual understanding relating to operations and certain business decisions of NMG OH 1 during the period, starting at the signing of the EPA and up to and including the closing of the EPA with respect to scope of business agreement, management fee and expenses, ownership and control, limited trade license, regulatory matters, and miscellaneous matters, all as more specifically set out in the NMG OH 1 Side Agreement.

In connection with the Loan Agreement, as amended, the Company, DEP, NMG OH 1, the Agent and the Lender entered into a consent agreement (the “Consent Agreement”), pursuant to which the Agent consented to the transaction contemplated in the EPA, including the sales of the NMG OH 1 Interests, and agreed to the provision of a UCC-3 Termination Statement and any applicable releases of all Liens (as defined in the EPA) on the assets and property of NMG OH 1, provided certain conditions precedent and conditions subsequent are satisfied. The conditions subsequent of the Consent Agreement require DEP or any other Loan Party to cause the Agent to receive repayment upon the date or dates any funds are owed and/or paid to DEP or any other Loan Party pursuant to the EPA (any such date, a “Sale Payment Date”), in the amount of such proceeds (including the Deposit (as defined in the EPA), which shall be repaid to the Agent on the first Sale Payment Date after the effective date), which such repayment shall in each case be: (i) subject to the Exit Fee (as defined in the Loan Agreement), and (ii) applied to the principal balance at the premium rate of 105% so long as the final Sale Payment Date is on or before December 31, 2023, and at the premium rate of 107% any time thereafter. To the extent the Obligations (as defined in the Loan Agreement) are not repaid in full in cash on the closing date, the Loan Agreement shall remain in full force and effect, without any further modification thereto.

The foregoing descriptions of the Equity Purchase Agreement, the NMG OH 1 Side Agreement and the Consent Agreement do not purport to be complete and are qualified in their entirety by the Equity Purchase Agreement, the NMG OH 1 Side Agreement and the Consent Agreement, which are filed as Exhibits 10.88,10.89 and 10.90 hereto, respectively, and are incorporated by reference herein.

Subsequent Developments

Assignment of Convertible Loan with Comprehensive Care Group LLC

Effective March 15, 2019, the Company, through its wholly owned subsidiaries, DEP Nevada and NMG, entered into a convertible loan agreement (the “Convertible Loan Agreement”) and a management agreement with Comprehensive Care Group LLC (“CCG”), an Arkansas limited liability company, with respect to the development of a medical cannabis dispensary facility in West Memphis, Arkansas. The convertible loan agreement can be extended by either party and the current agreement has a maturity date of March 30, 2024. Under no circumstances the maturity date of the convertible loan agreement shall extend beyond the expiration of the management agreement.

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

Pursuant to the Convertible Loan Agreement, DEP agreed to make loan advances to CCG from time to time in the aggregate principal amount of up to $1,250,000 and as of July 31, 2023, DEP had loaned $1,250,000 to CCG, The loan proceeds were used to fund the construction of the medical marijuana dispensary facility, and to provide working capital to cover initial operating expenses. The construction was completed and all permits and licenses were received for the dispensary in late April 2020, which opened for operations on April 27, 2020.

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

On or around August 22, 2023, DEP assigned the Convertible Loan Agreement to a related entity, Big Stone Farms AR 1, LLC, an Arkansas limited liability company, which is wholly owned by the Company’s Chief Operating Officer and Director, in exchange for an option to purchase the outstanding interests of Big Stone Farms AR 1, LLC for a purchase price of $1.00.

The management agreement between NMG and CCG remains in force and effect.

Membership Interest Purchase Agreement (NMG OH P1)

On September 5, 2023, DEP entered into a membership interest purchase agreement (the “NMG OH P1 Purchase Agreement”) with LMTB LLC, an Ohio limited liability company (the “LMTB”), pursuant to which DEP will sell the issued and outstanding membership interests (the “NMG OH P1 Interests”) in NMG OH P1 to LMTB for the purchase price of US$2,000,000, subject to adjustment in the event that NMG OH P1’s Working Capital (as defined in the NMG OH P1 Purchase Agreement) on the NMG OH P1 Closing Date (as hereinafter defined) varies from the Target Working Capital (as defined in the NMG OH P1 Purchase Agreement and thereby fixed at zero (0) dollars). An amount equal to the Deposit (as defined in the NMG OH P1 Purchase Agreement), being US$1,000,000, shall be held in escrow by Murphy Schiller & Wilkes LLP as escrow agent (the “NMG OH P1 Escrow Agent”) pursuant to the terms and conditions of an escrow agreement entered into among DEP, NMG OH P1 and LMTB contemporaneously with the NMG OH P1 Purchase Agreement.

Closing of the NMG OH P1 Purchase Agreement is subject to certain Closing Conditions (as defined in the Purchase Agreement), including but not limited to: (i) the approval of the State of Ohio Department of Commerce (the “Ohio DoC”) to change the ownership of the License (as defined in the NMG OH P1 Purchase Agreement) (the “NMG OH P1 License”) from DEP to LMTB pursuant to Ohio Admin. Code 3796:3-1-08; (ii) receipt of any other third-party consents required to effect such change of ownership of the License; (iii) renewal of the Lease (as defined in the NMG OH P1 Purchase Agreement) on terms acceptable to LMTB; and (iv) receipt from the landlord under the Lease and/or any lender to the landlord of all approvals required to permit LMTB to operate under the Lease. Closing shall occur on the later of: (i) the first calendar day of the month following the satisfaction or waiver, if applicable, of all Closing Conditions, including the receipt of all approvals for the transfer of the License by the Ohio DoC, or such earlier time as the parties agree; or (ii) seven (7) days following the satisfaction or waiver, if applicable, of all Closing Conditions (the “NMG OH P1 Closing Date”).

LTMB, DEP and NMG OH P1 entered into a side letter agreement contemporaneously with the NMG OH P1 Purchase Agreement (the “NMG OH P1 Side Agreement”) to set forth the terms of their mutual understanding relating to operations and certain business decisions of NMG OH P1 during the period starting at the signing of the NMG OH P1 Purchase Agreement and up to and including the NMG OH P1 Closing Date (the “NMG OH P1 Pre-Takeover Period”). Pursuant to the NMG OH P1 Side Agreement, LTMB will provide to NMG OH P1 certain administrative, finance and accounting, operational and compliance support during the NMG OH P1 Pre-Takeover Period.

In connection with the Loan Agreement, as amended, the Company, DEP, NMG OH P1, the Agent and the Lender entered into a consent agreement (the “NMG OH P1 Consent Agreement”) on September 11, 2023. Pursuant to the NMG OH P1 Consent Agreement, the Agent and the Lender consented to the transaction contemplated in the Purchase Agreement, including the sales of the Interests, and has agreed to the provision or authorization of a UCC-3 Termination Statement and any applicable releases of all liens in favor of the Agent on the assets and equity of NMG OH P1 pursuant to the Loan Agreement, provided that certain conditions precedent and conditions subsequent are satisfied. The consent provided pursuant to the NMG OH P1 Consent Agreement is conditioned on the following conditions subsequent: (i) subject to the Exit Fee (as defined in the Loan Agreement) and applied Premium Rate (as defined in the Loan Agreement) of 105% upon any date the Purchase Price or any funds are owed or paid to DEP or any other Loan Party pursuant to the NMG OH P1 Purchase Agreement, the Loan Parties shall cause the Agent to directly receive a repayment in the amount of such proceeds paid directly by the Purchaser (inclusive of the Deposit) to be paid by the Purchaser or the Escrow Agent, as applicable, in each case applied as a mandatory repayment of the Principal Balance (as defined in the Loan Agreement), and (ii) the Closing Date shall occur on or before September 1, 2024; provided that this consent shall be rescindable by the Agent in entirety if any Default (as defined in the Loan Agreement) occurs or is continuing after December 31, 2023.

The foregoing descriptions of the NMG OH P1 Purchase Agreement, the NMG OH P1 Side Agreement and the NMG OH P1 Consent Agreement do not purport to be complete and are qualified in their entirety by the NMG OH P1 Purchase Agreement, the NMG OH P1 Side Agreement and the NMG OH P1 Consent Agreement, which are filed as Exhibits 10.91, 10.92, 10.93 hereto, respectively, and are incorporated by reference herein.

Closing of Equity Purchase Agreement (NMG OH 1)

On October 17, 2023 (the “Closing Date”), the Company’s wholly-owned subsidiary, DEP, NMG OH 1, and Farmaceutical closed the EPA, whereby DEP sold all of the issued and outstanding interests and other ownership, equity or profits interests in NMG OH 1 to Farmaceutical. Pursuant to the closing of the EPA, Farmaceutical paid an initial total consideration of $8.225 million ($7,975,000 on closing plus $250,000 deposit upon signing of the EPA) (the “Initial Purchase Price”) in cash to DEP, which Initial Purchase Price is subject to a working capital adjustment and other customary adjustments pursuant to Section 2.3 of the EPA to be calculated within 365 days of the Closing Date (the “Final Purchase Price”).  Based on the Accepted Adjustment Statement (as defined in the EPA), the parties shall determine if the Final Purchaser Price shall be adjusted upwards or downwards.  An amount equal to the Escrow Amount (as defined in the EPA) of $100,000 from the Final Purchase Price is being held in escrow and will be released to DEP on the fifth day of the twelfth month after the Closing Date unless there are any indemnification claims pending until such time as the claim is resolved.

In addition, DEP shall receive a payment of $2,500,000 (each, a “Bonus Payment”) for each additional dispensary license granted to NMG OH 1 by the State of Ohio Board of Pharmacy or other regulatory body, in accordance with the terms of the EPA.  Additional dispensary licenses that will receive the Bonus Payment shall specifically exclude an adult use license issued for the License (as defined in the EPA) and current lease location.

Full Repayment of Senior Secured Loan

Pursuant to the closing of the EPA with respect to NMG OH 1, the Company used $7.34 million of the proceeds received from the sale of NMG OH 1 to fully repay the Lender all amounts owing under the Loan Agreement and the Term Note (as defined in the Loan Agreement).

 Our Products and Services

We cultivate and produce medical and adult-use recreational marijuana products such as cannabis flower, oil extracts and edibles under the brand name “Body and Mind”. We also produce products under license agreements and have license agreements. Our dispensary operations stock a wide variety of brands and form factors.

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

We have a track record of award-winning cannabis strains, flower and extracts and as early entrants to the Nevada market management has experience with writing license applications, cultivating and operating efficiently and working within a highly regulated business environment.

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

NMG has several growth initiatives underway including new product introductions, product licensing, third party extraction, out-of-State licensing, acquisitions and divestments.

Since our acquisition of NMG, as discussed in more detail above, we have been focused on:

(1)	improving NMG’s existing facility;
(2)	refining product availability;
(3)	lowering production costs;
(4)	license application, and
(5)	acquisitions.

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

As state legal medical and adult use rules have changed, we have focused on opportunities to grow into new states through licensing opportunities and acquisitions.

We continually work on research for new products and recipes.

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

Principal Products

Finished Flower Buds – Packaged flower buds sold by strain type. We sell our Flower in various packaged weights (1.0 Gram, 3.5 Gram, and by the pound being the most popular). Flower strains include GG4, Key Lime Pie, Mandarin Cookies, Donuts, Purple Punch, Sequoia Strawberry, Sin Mint Cookies, True Power and White Nightmare.

Pre-Rolled Joints – grinded flower buds rolled in joint paper by strain type. Each pre-roll is one gram. Roughly 3 to 6 strains are available at any time and can include strains such as GG4, Key Lime Pie, Mandarin Cookies, Donuts, Purple Punch, Sequoia Strawberry, Sin Mint Cookies, True Power and White Nightmare.

Pre-Rolled Blunts – grinded flower buds rolled in blunt joint paper by strain type. Each pre-roll blunt is one gram. Roughly 3 to 6 strains are available at any time and can include strains such as GG4, Key Lime Pie, Mandarin Cookies, Donuts, Purple Punch, Sequoia Strawberry, Sin Mint Cookies, True Power and White Nightmare.

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

In Arkansas, we, through NMG, manage the “BaM Body and Mind” branded medical marijuana dispensary in West Memphis, Arkansas, which opened on April 27, 2020. Medical marijuana dispensaries in Arkansas allow limited cultivation and Body and Mind commenced operation of the cultivation facility in April 2021. The cultivation provides the BaM Body and Mind branded dispensary with cannabis.

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

We have built our business plan around capitalizing on the medical-use and recreational cannabis market. The regulated medical-recreational use cannabis industry is a rapidly growing industry that presents a unique opportunity under current market conditions. In the United States, the development and growth of the industry has generally been driven by state law and regulation, and accordingly, each market varies on a state-by-state basis.

We believe that the following conditions create an attractive opportunity for the cultivation, production and retail sales of products within the medical recreational-use cannabis industry:

•	Industry and consumer growth in recent years and expected continued growth;

•	A shift in public opinion and increasing momentum toward the legalization of cannabis;

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

16

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

In Illinois, we own and operate one licensed dispensary and are in the process of constructing another licensed dispensary that we are managing and have the ability to acquire through agreements.

With the recent acquisition of a NJ company that holds the rights to a NJ dispensary in a limited license jurisdiction. We plan to develop and operate a cannabis dispensary business in the near future.

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

Competitive Conditions and Position

Production and Sales

In Nevada, NMG has a number of licenses and a long-term lease for a facility allowing it to cultivate, produce and distribute medical and recreational marijuana. In addition to flower products, we produce marijuana extract products such as distillate oil, shatter and edibles. In Ohio we have a processing license and produce Body and Mind branded distillate oil and edibles for the medical market. In Arkansas we manage a high quality craft flower cultivation in the same location as the Body and Mind dispensary. Our retail operations comprise of dispensaries in California, Illinois and Arkansas.

The Nevada, California, Illinois and Arkansas Markets

We face competition from a variety of competitors. Several factors impacting competition include, but are not limited to, wholesale pricing competition, the quality control and consistency of products being produced, the hiring and retention of competent personnel within the industry, brand marketing and production costs.

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

See – Risk Factors – Risks related to the Business and Industry.

Intellectual Property

Patents and Trademarks

We currently have “BaM” trademarked in Arkansas, California, Colorado, Montana, Nevada, and Ohio. The description of the Trademark is: Capital “B” lowercase “a” capital “M” which is an abbreviation for Body and Mind. We currently have “BaM Body and Mind” and our logo design trademarked with the United States Patent and Trademark Office (USPTO).

Arkansas – NMG filed and registered the “BaM” trademark with the State of Arkansas effective March 23, 2023. The trademark expires on March 23, 2028.

California – Body and Mind Inc. filed and registered the “BaM” trademark with the State of California effective February 2, 2023. The trademark expires on February 1, 2028.

Colorado - NMG filed and registered the “BaM” trademark with the State of Colorado effective August 16, 2017. The trademark expires on August 16, 2026.

Nevada – NMG filed and registered the “BaM” trademark with the State of Nevada effective November 18, 2022. The trademark expires on November 18, 2027.

Nevada – NMG filed and registered the “KC King Cannabis” trademark with the State of Nevada effective November 7, 2018. The trademark expires on November 7, 2023.

Ohio – Body and Mind, Inc. filed and registered the “BaM” trademark with the State of Ohio effective November 21, 2022. The trademark expires on November 21, 2032.

United States – Body and Mind, Inc. filed and registered two “BaM Body and Mind” trademarks with the United States Patent and Trademark Office (USPTO) effective November 29, 2021, which includes our logo design. The trademark will remain live if Body and Mind, Inc. continues to file its declarations of use and renewals by the applicable deadlines.

Employees

Including all companies, we currently have 142 full and part-time employees across all of its locations.

Material Contracts

Other than already disclosed above under the subsection titled “Description of Business” and those material agreements attached as exhibits hereto, we have the following material contracts:

Loan Agreement

On July 19, 2021, we (also referred to as the “Borrower”), along with our each of our subsidiaries (the “Guarantors”)are parties to the Loan Agreement with the Agent and the Lender dated July 19, 2021, as amended on November 30, 2021, June 14, 2022, December 12, 2022 and December 16, 2022. Pursuant to the Loan Agreement, the Lender provided the initial term loan (the “Initial Term Loan”) in the face amount of US$6,666,667 of which US$6,000,000 was advanced to the Company with the 10% representing an origination discount (the “Origination Discount”) as consideration for the use or forbearance of money. We may draw upon the remaining face amount of US$4,444,444 (the “Delayed Draw Term Loan”) upon providing a 30-day request to the Agent by March 31, 2023, whereby US$4,000,000 will be advanced to the Company after applying the Origination Discount. The Initial Term Loan and the Delayed Draw Term Loan mature on July 19, 2026 and bear interest at a rate of 13% per annum payable on the first day of each month.

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

The Loan Agreement provides for an exit fee equal to 1.5% of the principal balance, which is due and payable upon any payment in part or in full, of the Initial Term Loan and the Delayed Draw Term Loan. Furthermore, the Company shall pay the Agent a fee of US$10,000 per month for six months from June 14, 2022 and capital expenditures with respect to a certain project, purchase or acquisition shall not be more than $100,000 in the aggregate unless consented to in writing by the Agent.

Pursuant to the Loan Agreement, we have issued:

(1)

an aggregate of 8,000,000 common stock purchase warrants (each, a “Warrant”) to the Agent of which: (i) 4,800,000 Warrants entitle the holder to acquire shares of common stock (each, a “Warrant Share”) at an exercise price of US$0.40 per Warrant Share until July 19, 2025; and (ii) 3,200,000 Warrants are held in escrow by us and released to the Agent at the time the Company draws on the Delayed Draw Term Loan, or cancelled if we do not draw on the Delayed Draw Term Loan, which will entitle the holder to acquire a Warrant Share at an exercise price of US$0.45 per Warrant Share until July 19, 2025; and

(2)	1,000,000 Warrants to the Lender, each of which entitles the holder to acquire one Warrant Share at an exercise price of US$0.16 per Warrant Share until June 14, 2027.

Security Agreement

On July 19, 2021 (the “Effective Date”), we and the Guarantors (collectively, the “Grantors”) entered into a security agreement (the “Security Agreement”) with the Agent (acting as the agent to the Lender) (the Agent and the Lender being referred to herein as, the “Secured Parties”) wherein the Grantors granted to the Secured Parties a security interest in and to certain assets of the Grantors in order to secure our obligations pursuant to the Loan Agreement. In particular, the Grantors granted to the Secured Parties a security interest in all personal property and other assets owned as of the Effective Date or acquired thereafter (the “Collateral”). Certain assets are excluded from the Collateral such as: (i) intent to use United States trademark applications; (ii) certain assets acquired with third-party financing (provided that such financing does not amortize prior to the maturity date of the Loan Agreement, matures at least 1 year after maturity of the Loan Agreement and the leverage ratio remains 3:1 following financing for such assets); and (iii) rights to licenses or contracts where granting liens is prohibited by law.

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

Pledge Agreement

On July 19, 2021, we and our subsidiaries, DEP and NMG (collectively, the “Pledgors”) entered into a Pledge Agreement (the “Pledge Agreement”) with the Secured Parties, pursuant to which the Pledgors pledged certain of Pledgors’ equity interests in various subsidiaries in order to secure our obligations pursuant to the Loan Agreement. In particular, the Pledgors pledged to the Secured Parties a lien on certain equity interests in Pledgors’ subsidiaries as follows (collectively, the “Pledged Collateral”):

1)	The Company pledged to the Secured Parties all rights, privileges and interests in one hundred percent (100%) of the issued and outstanding shares of DEP.

2)	NMG pledged to the Secured Parties all rights, privileges and interests in one hundred percent (100%) of the issued and outstanding membership interests of NMG Ohio.

3)

DEP pledged to the Secured Parties all rights, privileges and interests in one hundred percent (100%) of the issued and outstanding equity interests in each of NMG, NMG OH 1, NMG OH P1, NMG LB, NMG MI C1, NMG MI P1, NMG MI 1, NMG CA C1, LLC, NMG CA P1, LLC, NMG CA 1, LLC, and NMG CATHEDRAL CITY, LLC (collectively, the “DEP Pledged Subsidiaries” and, together with DEP and NMG Ohio, the “Pledged Entities”).

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

As long as no default under the Loan Agreement has occurred and is continuing, Pledgors have the right to vote and give consents with respect to the Pledged Collateral for all purposes not inconsistent with the provisions of the Pledge Agreement.

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

Omnibus Collateral Assignment

On July 19, 2021, we and our subsidiaries, DEP, NMG, NMG MI 1, NMG MI C1 and NMG MI P1 (collectively, the “Assignors”) entered into an Omnibus Collateral Assignment (the “Collateral Assignment”) with the Agent wherein the Assignors granted to the Agent for the benefit of the Lender certain rights, interests and privileges of Assignors in and to certain contracts in order to secure our obligations pursuant to the Loan Agreement. In particular, the Assignors granted to the Agent for the benefit of the Lender(s) a security interest in all the rights, interests and privileges which such Assignor has or may have in or under the following contracts (the “Assigned Contracts”):

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

Intercompany Subordinated Demand Promissory Note

On July 19, 2021, we and the Guarantors entered into an Intercompany Subordinated Demand Promissory Note, pursuant to which the Guarantors agreed and acknowledged that all debt, liabilities and obligations owing or due, or to become due, to any other of our subsidiaries will be subordinate, and junior (the “Subordinated Debt”) to the discharge of our obligations under the Loan Agreement. So long as no default has occurred under the Loan Agreement, each Guarantor may make payments on account of the Subordinated Debt in the ordinary course of business, solely to the extent such payments are permitted under the Loan Agreement. Upon default, no Guarantor shall make, accept or receive, any payment of Subordinated Debt Payment.

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

 Limited Waiver and Amendment to Loan Agreement

On December 12, 2022, the Loan Parties, the Agent and the Lender entered into a Limited Waiver and Amendment to Loan Agreement (the “Limited Waiver and Amendment to Loan Agreement”) to deal with certain events of default that occurred under the Loan Agreement, as amended, with respect to (i) the Company’s failure to deliver to Agent the audited annual financial statements of the Company and its subsidiaries for the fiscal year ended July 31, 2022, on or before ninety (90) days after the end of such fiscal year in accordance with Section 7.2(c) of the Loan Agreement (the “First Specified Default”) and (ii) the Agent being informed that the Company anticipates that it will fail to deliver the quarterly financial statements of the Company and its subsidiaries for the fiscal quarter ending October 31, 2022, in form and substance acceptable to Agent, on or before forty-five (45) days after the end of such fiscal quarter, in accordance with Section 7.2(b) (the “Second Specified Default”, and together with the First Specified Default, the “Specified Defaults”).

Pursuant to the Limited Waiver and Amendment to Loan Agreement, the Agent and the Lender each waived the Specified Defaults on a limited one-time basis subject to the terms and conditions thereof until (i) with respect to the First Specified Default, 5:00 PM EST on December 30, 2022, and (ii) with respect to the Second Specified Default, 5:00 PM EST on January 13, 2023 (the “Waiver Period”); provided that, if the Loan Parties do not deliver each of the Amended Deliverables (as defined in the Limited Waiver and Amendment to Loan Agreement) on or before expiration of their respective Waiver Period, the waiver shall no longer be of any effect, and the Lender shall be entitled to enforce all remedies set forth in the Loan Agreement as of the date each Specified Default first occurred. Subsequent to entering into the Limited Waiver and Amendment to Loan Agreement, the parties verbally agreed and confirmed via email on December 20, 2022, that the Waiver Period for the First Specified Default shall be extended from December 30, 2022 to January 17, 2023, and the Waiver Period for the Second Specified Default shall be extended from January 13, 2023 to January 27, 2023. The failure to time deliver the Amended Deliverables shall immediately result in an event of default and shall not be subject to any cure period.

The foregoing description of the Limited Waiver and Amendment to Loan Agreement does not purport to be complete and is qualified in its entirety by the Limited Waiver and Amendment to Loan Agreement, which is filed as Exhibit 10.73 hereto and is incorporated by reference herein.

Consent and Amendment to Loan Agreement

On December 16, 2022, the Company, the Agent and the Lender entered into a Consent and Amendment to Loan Agreement (the “Consent and Amendment to Loan Agreement”) as the terms of the Loan Agreement provides that (i) neither the Company nor its Subsidiaries is permitted to effect any acquisition or merger without the prior written consent of the Agent, and (ii) neither the Company nor its Subsidiaries is permitted to incur indebtedness without the prior written consent of the Agent. The Company advised the Agent of its desire to (i) enter into the Merger Agreement among the Company, its wholly owned subsidiary, DEP Nevada, Inc., BaM Body and Mind Dispensary NJ, Inc., CraftedPlants and the Sellers, and (ii) enter into the certain Securities Purchase Agreements (the “SPAs”) by an among the Company and the purchaser parties thereto.

Pursuant to the Consent and Amendment to Loan Agreement, the Agent and the Lender consented to: (a) the Company entering into the Merger Agreement, the consummation of the Merger Agreement, and all other transactions provided for under the Merger Agreement, provided that the Merger Agreement shall not be amended or modified in any way without the Agent’s prior written consent; and (b) the Company entering into the SPAs and all other transactions provided for under the SPAs, provided that the SPAs and any related documents shall not be amended or modified in any way without the Agent’s prior written consent.

In addition, pursuant to the Consent and Amendment to Loan Agreement, the parties agreed that the schedules to the Loan Agreement are each replaced in their entirety with the revised corresponding schedules and shall be provided to the Agent, which such updated schedules are to include a complete capital table updated in accordance with Section 7.2(d) of the Loan Agreement.

The consent contained in the Consent and Amendment to Loan Agreement became effective on December 16, 2022, the date on which the Company (i) received the prior written consent from the Agent of the final version of the Merger Agreement and any related documents; (ii) provided to the Lender updated schedules to the Loan Agreement; (iii) provided evidence in form and satisfaction to Agent of the Company’s receipt of at least $3,000,000 in cash proceeds pursuant to the SPAs; and (iv) payment of all reasonable fees, costs and expenses incurred by the Agent and the Lender in connection with the preparation, execution and delivery of the Consent and Amendment to Loan Agreement.

The foregoing description of the Consent and Amendment to Loan Agreement does not purport to be complete and is qualified in its entirety by the Consent and Amendment to Loan Agreement, which is filed as Exhibit 10.74 hereto and is incorporated by reference herein.

Full Repayment of Senior Secured Loan

As previously disclosed above, on October 17, 2023, the Company fully repaid the Lender all amounts owing under the Loan Agreement and the Term Note. (as defined in the loan agreement)

Convertible Debenture Financing

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

Licenses

City of Las Vegas – Business License (Medical and Adult-Use Cultivation)

Nevada Medical Group, LLC was granted Business License #M66-00066 by the City of Las Vegas, Nevada on July 1, 2023 (“License M66-00066”). The business license expires on January 1, 2024.

City of Las Vegas –Business License (Medical and Adult-Use Production)

Nevada Medical Group, LLC was granted Business License #M68-00014 by the City of Las Vegas, Nevada on July 1, 2023 (“License M68-00014”). The business license expires on January 1, 2024.

City of Las Vegas –Business License (Adult-Use Distribution)

Nevada Medical Group, LLC was granted Business License #P70-00292 by the City of Las Vegas, Nevada on July 1, 2023 (“License P70-00292”). The business license expires on January 1, 2024.

City of North Las Vegas – Business License (Adult-Use Distribution)

Nevada Medical Group, LLC was granted Business License #MB-000821-2021 by the City of North Las Vegas, Nevada on August 31, 2023 (“License MB-000821-2021”). The business license expires on February 29, 2024.

City of Henderson – Business License (Adult-Use Distribution)

Nevada Medical Group, LLC was granted Business License #2021315923 by the City of Henderson, Nevada on September 30, 2023. (“License 2021315923”). The business license expires on March 31, 2024.

Clark County Limited Business License (Medical and Adult-Use Cultivation and Adult-Use Distribution)

Nevada Medical Group, LLC was granted Limited Business License #2000032.MMR-301 by Clark County, Nevada (“Clark County”) on January 1, 2023 (“License 2000032.MMR-301”). The limited business license expires on December 31, 2023.

Clark County Limited Business License (Medical and Adult-Use Production)

Nevada Medical Group, LLC was granted Limited Business License #2000219.MMR-301 by Clark County, Nevada (“Clark County”) on January 1, 2023 (“License 2000219.MMR-30”). The limited business license expires on December 31, 2023.

Nevada Secretary of State – Business License

Nevada Medical Group, LLC was granted a Nevada State Business License #NV20141151164 by the Nevada Secretary of State on March 17, 2023. The license expires on March 31, 2024.

Nevada Cannabis Compliance Board – State License (Medical Cultivation)

Nevada Medical Group, LLC was granted Medical Cultivation License number 30658964196185382559 by the State of Nevada Cannabis Compliance Board for C144 on May 26, 2023 (“License 30658964196185382559”). The license expires on June 30, 2024.

Nevada Cannabis Compliance Board – State License (Adult-Use Cultivation)

Nevada Medical Group, LLC was granted Adult-Use Cultivation License number 30658964196185382559 by the State of Nevada Cannabis Compliance Board for RC144 on May 26, 2023 (“License 79806207400948405980”). The license expires on June 30, 2024.

Nevada Cannabis Compliance Board – State License (Medical Production)

Nevada Medical Group, LLC was granted Medical Production License number 82120463387641172380 by the State of Nevada Cannabis Compliance Board for P044 on May 26, 2023 (“License 82120463387641172380”). The license expires on June 30, 2024.

Nevada Cannabis Compliance Board – State License (Adult-Use Production)

Nevada Medical Group, LLC was granted Adult-Use Production License number 20833618692863727137 by the State of Nevada Cannabis Compliance Board for RP144 on May 26, 2023 (“License 20833618692863727137”). The license expires on June 30, 2024.

Nevada Cannabis Compliance Board – State License (Adult-Use Distribution)

Nevada Medical Group, LLC was granted Adult-Use Distribution License number 99035327095322531359 by the State of Nevada Cannabis Compliance Board for T055 on December 28, 2022 (“License 99035327095322531359”). The license expires on January 31, 2024.

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

City of San Diego – Business Permit (Medical and Adult-Use Retailer)

NMG San Diego, LLC was granted a Cannabis Business Operational Permit by the City of San Diego, California Development Services on September 19, 2023. The operational permit expires on March 2, 2025.

California Bureau of Cannabis Control – State License (Medical and Adult-Use Retailer)

NMG Long Beach, LLC was granted Adult-Use and Medical Cannabis Retailer License number C10-0000732-LIC by the California Department of Cannabis Control on June 22, 2020 (“License C10-0000732”). The license expires on June 22, 2024.

City of Long Beach – Business License (Medical Dispensary)

NMG Long Beach, LLC was granted Medical Dispensary Business License number MJ21915361 by the City of Long Beach, California on January 26, 2023 (“License MJ21915361”). The business license expires on August 27, 2025.

City of Long Beach – Business License (Adult-Use Dispensary)

NMG Long Beach, LLC was granted Adult-Use Dispensary Business License number MJ21915360 by the City of Long Beach, California on October 19, 2021 (“License number MJ21915360”). The business license expires on January 17, 2024.

California Bureau of Cannabis Control – State License (Medical and Adult-Use Retailer)

Canopy Monterey Bay, LLC was granted Adult-Use and Medical Cannabis Retailer License number C10-0000253-LIC by the California Department of Cannabis Control on June 20, 2019 (“License C10-0000253”). The license expires on June 19, 2024.

City of Seaside – Business License (Medical and Adult-Use Dispensary)

Canopy Monterey Bay, LLC was granted Business License number CAN20104 by the City of Seaside, California on July 1, 2023 (“License CAN20104”). The business license expires on June 30, 2024.

California Bureau of Cannabis Control – State License (Medical and Adult-Use Manufacturer)

NMG CA P1, LLC was granted Adult-Use and Medical Cannabis Manufacturer License number CDPH-10004781 by the California Department of Cannabis Control on June 10, 2022 (“License CDPH-10004781”). The license expired on June 10, 2023 and is no longer active.

California Bureau of Cannabis Control – State License (Medical and Adult-Use Distributor)

NMG CA P1, LLC was granted Adult-Use and Medical Cannabis Distributor License number C11-0001558-LIC by the California Department of Cannabis Control on May 18, 2022 (“License CDPH-10004781”). The license expired on May 18, 2023 and is no longer active.

City of Cathedral City – Business License (Medical and Adult-Use Manufacturer and Distributor)

NMG CA P1, LLC was granted Medical and Adult-Use Manufacturer and Distribution Cannabis Business Local License MCL 20-005-MT-21 by the City of Cathedral City on October 21, 2022 (“License MCL 20-005-MT-21”). The license expires on October 21, 2023 and is no longer active.

Michigan Marijuana Regulatory Agency – State Prequalification (Medical Cultivation)

NMG MI C1, Inc. was granted Prequalification Status by the Michigan Marijuana Regulatory Agency on April 23, 2021. The prequalification status expired on April 23, 2023 and is no longer active.

Michigan Marijuana Regulatory Agency – State Prequalification (Adult-Use Cultivation)

NMG MI C1, Inc. was granted Prequalification Status by the Michigan Marijuana Regulatory Agency on July 19, 2021. The prequalification status expired on July 19, 2023 and is no longer active.

Michigan Marijuana Regulatory Agency – State Prequalification (Medical Production)

NMG MI P1, Inc. was granted Prequalification Status by the Michigan Marijuana Regulatory Agency on April 23, 2021. The prequalification status expired on April 23, 2023 and is no longer active.

Michigan Marijuana Regulatory Agency – State Prequalification (Adult-Use Production)

NMG MI P1, Inc. was granted Prequalification Status by the Michigan Marijuana Regulatory Agency on July 19, 2021. The prequalification status expired on July 19, 2023 and is no longer active.

City of Manistee – City License (Adult-Use Cultivation)

NMG MI C1, Inc. was granted a Provisional Recreational Marihuana Grower License by the City of Manistee, Michigan on June 6, 2022. The license expired on June 6, 2023 and is no longer active.

Ohio Department of Pharmacy – State Certificate of Operation (Medical Dispensary)

NMG OH 1, LLC was granted Medical Marijuana Dispensary Certificate of Operation number MMD.0700054 by the Ohio Department of Pharmacy Medical Marijuana Control Program on July 1, 2023 (“License MMD.0700054”). The certificate expires on July 1, 2025.

Ohio Department of Commerce – State Certificate of Operation (Medical Processor)

NMG OH P1, LLC was granted Medical Marijuana Processor Certificate of Operation number MMCPP00095 by the Ohio Department of Commerce Medical Marijuana Control Program on June 18, 2023 (“License MMCPP00095”). The certificate expires on June 17, 2024.

State of Illinois Department of Financial and Professional Regulation

Body and Mind was granted Registered Adult Use Cannabis Dispensing Organization license number 284.000159-AUDO by the State of Illinois Department of Financial and Professional Regulation on April 20, 2023 ( License Number 284.000159-AUDO). The certificate expires March 31, 2024.

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

We have incurred losses in prior periods. For the fiscal year ended July 31, 2023, we incurred a comprehensive loss of $20,307,880 and, as of that date, we had an accumulated deficit of $66,829,507. Any losses in the future could cause the quoted price of our Common Shares on the CSE to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flow.

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

Medical and adult use cannabis operations are subject to environmental and safety laws and regulations concerning, among other things, emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes, and employee health and safety. Our failure to comply with environmental and safety laws and regulations may result in additional costs for corrective measures, penalties or in restrictions in manufacturing operations. In addition, changes in environmental, employee health and safety or other laws, more vigorous enforcement thereof or other unanticipated events could require extensive changes to operations or give rise to material liabilities, which could have an adverse effect on our business, financial conditions and results of operations.

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

Our Articles of Incorporation authorize the issuance of up to 900,000,000 Common Shares, with a par value of $0.0001 per share. As of October 27, 2023, the Company had 146,636,974 Common Shares issued and outstanding, 7,553,000 stock options outstanding and 36,415,284 share purchase warrants outstanding, of which 3,200,000 share purchase warrants were held in escrow.

As at July 31, 2023, the Company’s 17,151,000 stock options outstanding of which only 12,989,000 stock options are exercisable into 12,989,000 Common Shares of the Company with the following terms:

Number of options outstanding	Exercise price	Expiry dates
775,000	CAD$0.57	10 December 2023
1,600,000	CAD$0.88	21 August 2024
250,000	CAD$0.93	1 October 2024
200,000	CAD$0.88	23 January 2025
250,000	CAD$0.405	1 March 2025
1,375,000	CAD$0.67	30 April 2025
350,000	CAD$0.88	21 August 2024
150,000	CAD$0.61	10 December 2023
80,000	CAD$0.57	10 December 2023
1,250,000	CAD$0.68	6 March 2026
250,000	CAD$0.65	5 April 2024
448,000	CAD$0.44	30 November 2026
200,000	CAD$0.44	30 November 2024
200,000	CAD$0.15	8 July 2027
4,050,000	CAD$0.065	25 April 2028
5,723,000	CAD$0.065	25 April 2028
17,151,000

Number of options exercisable	Exercise price	Expiry dates
775,000	CAD$0.57	10 December 2023
1,600,000	CAD$0.88	21 August 2024
250,000	CAD$0.93	1 October 2024
200,000	CAD$0.88	23 January 2025
250,000	CAD$0.405	1 March 2025
1,375,000	CAD$0.67	30 April 2025
350,000	CAD$0.88	21 August 2024
150,000	CAD$0.61	10 December 2023
80,000	CAD$0.57	10 December 2023
1,250,000	CAD$0.68	6 March 2026
250,000	CAD$0.65	5 April 2024
336,000	CAD$0.44	30 November 2026
200,000	CAD$0.44	30 November 2024
200,000	CAD$0.15	8 July 2027
5,723,000	CAD$0.065	25 April 2028
12,989,000

As at July 31, 2023, the Company’s 20,800,000 share purchase warrants outstanding are exercisable into 20,800,000 Common Shares of the Company with the following terms:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
4,800,000	USD$0.40	19 July 2025
15,000,000	USD$0.10	19 December 2026
1,000,000	USD$0.16	14 June 2027
20,800,000(1)	CAD$0.27

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

On November 10, 2017, Nevada Medical Group, LLC entered a ten-year lease agreement with Resort Holdings 5, LLC, a Nevada limited liability company, for the property located at 3375 Pepper Lane, Las Vegas, NV, containing approximately 18,000 square feet. We have four options to extend the lease agreement and each option is for five years. In July 2018, Resort Holdings 5, LLC, the landlord, sold the property to a third party and assigned the lease to Minor Street Properties, LLC. All lease terms remained the same. On May 9, 2022, we amended the lease agreement which exercised our first option to extend the lease for an additional five years with rent during the option term subject to a 3% increase on each anniversary date of the lease. The monthly rent was $13,663 + common area expenses and increased to $13,663 + common area expenses on January 1, 2022. Currently, the guaranteed minimum monthly rent is subject to a 2% increase on each anniversary date of the lease.

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

On December 1, 2018, SGSD, LLC entered into a five-year lease agreement with Green Road, LLC, a California limited liability company, for the property located at 7625 Carroll Road, San Diego, California, containing approximately 4,600 square feet. On June 13, 2019, SGSD, LLC assigned the lease to NMG San Diego, LLC. Under the terms of the assignment and first amendment to the original lease agreement dated June 13, 2019, we have three options to extend the lease and each option is for five years. The monthly base rent was $16,390 + common area expenses and increased to $16,883 + common area expenses on December 1, 2022. The guaranteed monthly rent is subject to a 6% increase on each anniversary date of the lease, based on increases in the Consumer Price Index for San Diego County. The lease contains a sale bonus provision of $1,000,000 or 10% of the purchase price of the entire business, whichever is greater, in the event of sale or assignment of the lease.

On May 7, 2019, Nevada Medical Group, LLC entered into a five-year lease agreement with Haigaz and Nora Atamian, commercial property owners, for the property located at 6420 Sunset Corporate Drive, Las Vegas, NV, containing approximately 7,700 square feet. We have two options to extend the lease for an additional three-year term and an option to purchase the property at any point during the initial term. The monthly rent was $6,478 + common area expenses, increased to $6,780 + common area expenses on May 1, 2022 and increased to $7,081 + common area expenses on May 1, 2023. The guaranteed minimum monthly rent is subject to a $0.03 per square foot, per month, increase on each anniversary date of the lease for years one through three of the term and $0.04 per square foot, per month, increase on each anniversary date of the lease for years four through five of the term.

On October 1, 2019, NMG Ohio, LLC entered into a three-year lease agreement with MMCA Development, LLC, an Ohio limited liability company, for the property located at 719 Sugar Lane, Elyria, Ohio 44035, containing approximately 4,000 square feet. We have three options to extend the lease agreement for an additional three-year term. The guaranteed minimum monthly rent is subject to 5% increase for each option period. On September 1, 2021, the lease agreement was assigned to NMG OH P1, LLC with the same terms. On October 18, 2022, NMG OH P1, LLC extended the lease agreement with MMCA Development, LLC for one additional term of three years. The base rent is $4,200 plus common area expenses.

On December 4, 2020, NMG CA P1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suite 1, Cathedral City, California 92234, containing approximately 5,840 square feet. The lease agreement includes 3% annual base rent increases and two options to extend for five-years each. We amended the lease agreement on January 27, 2022, which extended the term to December 31, 2026 and rent commencement date. The base rent is $6,028 plus common area expenses for the first six months, increases to $9,590 plus common area expenses on the seventh month and increases to $9,878 plus common area expenses on March 1, 2023.

On December 1, 2020, NMG CA C1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suites 2-4, Cathedral City, California 92234, containing approximately 13,024 square feet. The lease agreement includes a rent abatement period, 3% annual base rent increases and two options to extend for five-years each. We amended the lease agreement on 2 February 2022, which extended the term to 31 December 2026. The base rent increased to $22,790 plus common area expenses effective January 1, 2023 and increases to $23,474 plus common area expenses effective March 1, 2023.

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

On April 23, 2021, NMG MI 1, Inc. entered into a five-year lease agreement with Kendal Properties, LLC, a Michigan limited liability company, for the property located at 885 E. Apple Ave., Muskegon, Michigan 49442, containing approximately 2,500 square feet. The base rent was $5,000 during the operational period, which began after the rent abatement and reduced rent periods, increased to $5,100 on May 1, 2022 and increased to $5,202 on May 1, 2023. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each.

On July 1, 2021, the Company’s subsidiary Canopy Monterey Bay, LLC assumed and entered into a three-and-a-half-year lease agreement for the property located at 1900 Fremont Blvd., Seaside, California 93955. On December 1, 2021, Canopy Monterey Bay, LLC entered into a second amendment that includes three options to extend the lease agreement for five years each with 3% annual base rent increases. The base rent is now $9,000 per month until June 2023.  In March 2023, the Company and the landlord agreed to extend the lease for until June 30, 2028. Canopy Monterey Bay, LLC agreed to pay the landlord a maintenance fee equal to 1.5% of gross sales each month.

On April 7, 2022, DEP Nevada, Inc. entered into a three-year lease agreement with 2625 GV, LLC, a Nevada limited liability company, for the property located at 2625 N. Green Valley Pkwy., Ste 150, Henderson, Nevada 89014, containing approximately 5,059 square feet. The base rent was $4,482 per month plus common area expenses and increased to $4,662 per month plus common area expenses on June 1, 2023. The lease agreement includes 4% annual base rent increases and two options to extend for three years each.

On February 15, 2022, CraftedPlants NJ Corp. (“Tenant”) entered into a lease agreement (the “Lease”) with Simone Investment Group, LLC, a New Jersey limited liability company, for the property located at 3191 U.S. Route 1, Lawrenceville, New Jersey 08648, containing approximately 6,923 square feet. The term of this Lease consists of Phase I commencing on February 15, 2022 (the “Lease Commencement Date”) and ending on the earlier of (i) twelve months from the Lease Commencement Date, (ii) upon issuance to Tenant of the Class 5 Cannabis Retail License by the Commission plus thirty days, or (iii) the date when the Tenant opens for business; and Phase II of ten years from the earlier of (i) the date when the Tenant opens for business, (ii) twelve months from February 15, 2022, or (iii) thirty days after the issuance to Tenant of the Class 5 Cannabis Retail License by the Commission. Tenant has four options to extend the lease and each option is for five years. On December 21, 2022, the Company acquired the rights to the lease agreement from the merger with CraftedPlants NJ Corp. for consideration of $175,000. The rent for Phase I was $10,000 per month for the first eight months and increased to $14,000 per month on the nineth month. The rent for Phase II was $25,146 annually for the first five years and increased to $29,583 annually on the sixth year.

On January 4, 2022, NMG IL 4, LLC entered into a ten-year lease agreement with CB Chicago Partners, Ltd., a Texas limited partnership, for the property located at 2941 W. 159th Street, Markham, Illinois, containing approximately 20,000 square feet with a building containing approximately 2,832 square feet. This lease includes two (2) options to extend for ten-years each. Concurrently with the execution of this lease, NMG IL 4 paid the sum of $92,234 consisting of twelve (12) months’ minimum rent in the sum of $84,960 plus one (1) fiscal year’s real estate taxes in the sum of $63,914 less the minimum rent credit in the sum of $56,640. On October 12, 2022, NMG IL 4 amended the lease agreement to relocate to certain premises containing approximately 3,600 square feet located at 3063 W. 159th Street, Markham, Illinois. The term of the lease as to relocated premises commenced on October 12, 2022 and as amended shall end on January 31, 2032. The Company acquired the rights to the lease agreement with NMG IL 4 on April 25, 2023. The base rent is currently $13,600 plus common area expenses until January 31, 2024.

ITEM 3. LEGAL PROCEEDINGS

We are not, and were not during our most recently completed fiscal year, engaged in any material legal proceedings and none of our property is or was during that period the subject of any material legal proceedings. We currently have minor, immaterial claims in process and do not know of any material legal proceedings which are contemplated.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock was quoted on the OTC Pink since November 6, 2008, initially under the symbol “DPLY” until December 8, 2017 and then under the symbol “BMMJ” as a result of our name change on November 14, 2017 in connection with our acquisition of NMG. As of July 30, 2019, our common stock was posted for trading on the OTCQB under the same symbol “BMMJ”. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTCQB. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
April 30, 2023	$0.08	$0.04
January 31, 2023	$0.13	$0.01
October 31, 2022	$0.11	$0.06
July 31, 2022	$0.19	$0.09
April 30, 2022	$0.32	$0.15
January 31, 2022	$0.45	$0.23
October 31, 2021	$0.59	$0.27
July 31, 2021	$0.55	$0.30

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

Quarter Ended	High		Low
April 30, 2023	CAD$	0.11	CAD$	0.05
January 31, 2023	CAD$	0.14	CAD$	0.065
October 31, 2022	CAD$	0.14	CAD$	0.09
July 31, 2022	CAD$	0.24	CAD$	0.12
April 30, 2022	CAD$	0.35	CAD$	0.15
January 31, 2022	CAD$	0.56	CAD$	0.28
October 31, 2021	CAD$	0.74	CAD$	0.40
July 31, 2021	CAD$	0.63	CAD$	0.375

On November 10, 2023, the last reported sale price of our common stock on the OTCQB was $0.08 per share and the last reported sale price of our common stock on the CSE was CAD$0.115 per share.

Transfer Agent for Common Shares

The Registrar and Transfer Agent for our Common Shares is New Horizons Transfer located at 215 – 515 W Pender Street, Vancouver, British Columbia, Canada V6B 6H5.

Holders of Common Shares

As of November 10, 2023, we had 194 shareholders of record, which does not include shareholders whose shares are held in street or nominee names, if any.

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

Securities Authorized for Issuance Under Compensation Plans

At July 31, 2023, we had one equity compensation plan, our 2023 Stock and Incentive Plan (the “2023 Plan”). Our 2023 Plan was ratified by our shareholders on March 31, 2023 and thereby superseded and replaced our then 10% rolling stock option plan (the “Prior Plan”); with all stock options granted in accordance with our Prior Plan being continued under our 2023 Plan.

The following table shows our equity securities that are authorized for issuance pursuant to equity compensation plans for our most recently completed financial year ended July 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	17,326,000	CAD$0.41	7,674,000
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	17,326,000	CAD$0.41	7,674,000

2023 Stock and Incentive Plan

On February 3, 2023, our Board of Directors authorized and approved the adoption of the Company’s 2023 Plan, under which an aggregate of 25,000,000 of our shares may be issued, subject to adjustment as described in the 2023 Plan, and which, at that time, consisted of: (i) 7,553,000 common shares issuable pursuant to stock options previously granted and that were outstanding under our Prior Plan; and (ii)17,447,000 additional common shares that may be issued pursuant to awards that may be granted under the 2023 Plan. On March 31, 2023, our shareholders approved the adoption of our 2023 Plan.  The 2023 Plan supersedes and replaces our Prior Plan.

The purpose of our 2023 Plan is to promote the interests of the Company and its shareholders by aiding the Company in attracting and retaining employees, officers, consultants, advisors and non-employee Directors capable of assuring the future success of the Company, to offer such persons incentives to put forth maximum efforts for the success of the Company’s business and to compensate such persons through various stock and cash‑based arrangements and provide them with opportunities for stock ownership in the Company, thereby aligning the interests of such persons with the Company’s shareholders.

Our Stock Incentive Plan is administered by our Compensation Committee (the “Administrator”) which shall determine, among other things: (i) the persons to be granted awards under the 2023 Plan (each an “Award” to an “Eligible Person”); (ii) the number of shares or amount of other Awards to be granted; and (iii) the terms and conditions of the Awards granted.  We may issue shares, options, stock appreciation rights, restricted stock units, performance restricted stock units, dividend equivalent rights and other stock-based awards under our 2023 Plan.

An Award may not be exercised after the termination date of the Award and may be exercised following the termination of an Eligible Person’s continuous service only to the extent provided by the Administrator under the 2023 Plan. If the Administrator of our 2023 Plan permits an Eligible Person to exercise an Award following the termination of continuous service for a specified period, the Award terminates to the extent not exercised on the last day of the specified period or the last day of the original term of the Award, whichever occurs first.  In the event an Eligible Person’s service has been terminated for “cause”, he or she shall immediately forfeit all rights to any of the Awards outstanding.

The foregoing summary of our 2023 Plan is not complete and is qualified in its entirety by reference to the 20230 Stock and Incentive Plan, a copy of which has been filed electronically with the SEC, which is available under the Company’s filings at www.sec.gov.

As of November 10, 2023, there were stock options outstanding under our 2023 Plan exercisable for an aggregate of 17,151,000 shares of our common stock.

Common Stock Purchase Warrants

As of November 10, 2023, there were common stock purchase warrants issued and outstanding exercisable for an aggregate of 20,800,000 shares of our common stock.

Recent Sales of Unregistered Securities

Since the beginning of our fiscal year ended July 31, 2023, we have not sold any equity securities that were not registered under the United States Securities Act of 1933, as amended, that were not previously reported in a Current Report on Form 8-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of the Company’s financial condition and results of operations contain forward-looking statements that involve risks, uncertainties and assumptions including, among others, statements regarding our capital needs, business plans and expectations. In evaluating these statements, you should consider various factors, including the risks, uncertainties and assumptions set forth in reports and other documents we have filed with or furnished to the SEC and, including, without limitation, this Annual Report on Form 10-K filing for the fiscal year ended July 31, 2023, including the consolidated financial statements and related notes contained herein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document. Refer to “Forward-looking Statements” and Item 1A. Risk Factors.

Introduction

The following discussion summarizes the results of operations for each of our fiscal years ended July 31, 2023 and 2022 and our financial condition as at July 31, 2023 and 2022, with a particular emphasis on fiscal 2023, our most recently completed fiscal year.

Overview

Our business is the production and cultivation of medical and recreational marijuana in Nevada pursuant to licenses held by NMG operating under the marquee brand name of Body & Mind and produces flower, oil, extracts and edibles and are available for sale in dispensaries in Nevada. In addition, we have retail / dispensary operations in California, Illinois and Arkansas, and wholesale operations in Ohio and Arkansas that produce flower and/or concentrates from extraction. During the fiscal year ended July 31, 2023, we had retail/dispensary operations in Ohio and Michigan, however, those dispensaries have now been sold.

Results of Operations for the years ended July 31, 2023 and 2022

The following table sets forth our results of operations for the fiscal years ended July 31, 2023 and 2022:

	July 31, 2023 $	July 31, 2022 $
Sales	22,819,983	23,372,823
Cost of sales and other	(17,044,221)	(15,925,892)
General and Administrative Expenses	(13,445,701)	(11,958,933)
Other Items	(10,484,265)	22,128,743
Net Loss from Continuing Operations	(20,322,690)	(29,159,677)
Net Loss	(20,566,354)	(28,228,104)
Foreign Currency Translation Adjustment	258,474	96,380
Comprehensive Loss	(20,307,880)	(28,131,724)
Basic and Diluted Loss Per Share – Continuing Operations	(0.15)	(0.26)
Basic and Diluted Loss Per Share – Discontinued Operations	(0.00)	(0.25)

Revenues and Cost of Sales

For the year ended July 31, 2023, we had total sales of $22,819,983 and cost of sales of $17,044,221 for a gross margin of $5,775,762 compared to total sales of $23,372,823 and cost of sales of $15,925,892 for a gross margin of $7,446,931 in the year ended July 31, 2022. Sales remained relatively the same, with only a 2% decrease for 2023, but the cost of sales increased by 7% compared to 2022 largely due to the Nevada inventory adjustment recognized during fiscal 2023.  During the year ended July 31, 2023, the Company recorded product sales as follows:

Revenues – By Segment	Year ended July 31, 2023 $	%

Wholesale	5,070,441	22%
Retail	17,749,542	78%

Total	22,819,983

Revenues – By Segment	Year ended July 31, 2022 $	%

Wholesale	5,250,972	22%
Retail	18,121,851	78%

Total	23,372,823

Operating Expenses

For the year ended July 31, 2023, general and administrative expenses totaled $13,445,701 compared with $11,958,933 for the year ended July 31, 2022. A significant reason for the increase in general and administrative expenses between the years related to increased depreciation from $1,062,797 to $1,114,508, license, utilities and office administration from $3,570,351 to $4,007,588, business development expense from $669,471 to $835,326 and accounting and legal fees from $845,386 to $1,315,666 as a result of various ongoing acquisitions, expansions and sale of the Michigan and Ohio operations. Lease expense increased from $691,321 to $1,283,987 mainly as a result of additional leased premises in New Jersey and Illinois.

Income Taxes

The (benefit) expense for income taxes consists of the following:

	2023	2022

Current:
Federal	2,588,522	$1,540,516
State	7,471	61,153
	2,595,993	1,601,669

Deferred:
Federal	(427,507)	4,787
State	-	168,153
	(427,507)	172,940

Total (benefit) expense for income taxes	2,168,486	$1,774,609

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

40

	2023	2022

Net loss for the year before income tax	$(18,154,204)	$(26,640,745)
Federal and state income tax rates	21.00%	21.00%

Expected income tax recovery	(3,806,994)	(5,594,555)
State taxes	(615,593)	(474,933)
Stock options	-	118,816
IRC 280E disallowance	4,318,695	7,648,632
Deferred tax adjustment	(757,256)	(585,809)
Return to provision	(1,543,140)	-
Valuation allowance	968,717	724,287
Change in State tax rate	(186,076)	-
Uncertain tax position	3,790,133	-
Other	-	(61,829)

Total income tax expense	$2,168,486	$1,774,609

The impact of the loss on impairment of goodwill, intangible assets, ROU assets, and loans receivable in the aggregate amount of $9,370,092 is included in the IRC 280E disallowance for 2023. Approximately $19 million was included in the IRC 280E disallowance for the year ended 31 July 2023 related to the impairment losses.

Other Income (Expenses)

During the year ended July 31, 2023, our other income and expenses accounted for $10,484,265 in expenses as compared to $22,128,743 in expenses for the year ended July 31, 2023. The significant components in other items primarily relates to the Company’s impairment loss on brand, licenses, property and equipment and right-of-use assets in Nevada and Long Beach for a combined total of $9,370,092. In 2022, the Company also recognized impairment loss on brand, licenses, goodwill and right-of-use assets in Manistee, Michigan for a combined total of $20,517,192.

Net Loss

Net loss for the year ended July 31, 2023 totaled $20,566,354 compared with a net loss of $28,228,104 for the year ended July 31, 2022. The decrease in net loss of $7,661,750 is largely due to the impairment loss on right-of-use assets, brand, licenses and goodwill totaling $20,517,192 in the comparative year and offset mainly as a result of the increase in operating expenses as discussed above.

Other Comprehensive Income (Loss)

We recorded translation adjustments gain of $258,474 and $96,380 for the year ended July 31, 2023 and 2022, respectively. The amounts are included in the statement of operations as other comprehensive income (loss) for the respective years.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of July 31, 2023 and 2022:

	As of July 31, 2023	As of July 31, 2022

Cash reserves	$1,511,051	$1,469,099
Working capital (deficiency)	$1,606,967	$5,669,884

Financings

There has been no equity financing during the year ended July 31, 2023.  The Company received $3,000,000 related to issuing unsecured five-year convertible debentures bearing interest at 8% per annum, compounded annually and common stock purchase warrants to acquire 15,000,000 shares of common stock of the Company. These debentures have a maturity date of December 19, 2027 and the investors have the right at any time prior to the maturity date to convert all or any portion of the principal amount and/or any interest amount, into shares of common stock of the Company at US$0.10 per share. In addition, the Company received proceeds from other loans in the amount of $5,245 (2022: repaid $26,533), net, for the year ended July 31, 2023.

Statement of Cashflows

During the year ended July 31, 2023, our net cash increased by $41,952 (2022: decrease of $5,634,366), which included net cash used in operating activities of $3,833,406 (2022: $3,444,278), net cash used in investing activities of $74,479 (2022: $2,145,486), net cash provided by financing activities of $3,515,182 (2022: used $26,533), effect of exchange rate changes on cash and cash equivalents of $258,474 (2022: $96,380), and increase in cash transferred to assets held for sale of $176,181 (2022: decrease of $114,449).

Cash Flow used in Operating Activities

Cash flow used in operating activities totaled $3,833,406 during the year ended July 31, 2023 and totaled $3,444,278 during the year ended July 31, 2022. Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from operations of $20,322,690 during the year ended July 31, 2023 compared to $29,159,677 in 2022. The net loss in 2023 included, among other things, non-cash depreciation of $781,033 (2022: $821,284), accrued interest and accretion of $458,703 (2022: $948,909), amortization of right-of-use assets of $669,276 (2022: $438,470), amortization of intangible assets of $1,021,260 (2022: $986,906), impairment loss on its assets of $9,370,093 (2022: $20,517,192), and stock-based compensation of $270,693 (2022: $435,266).

The following non-cash items further adjusted the loss for the year ended July 31, 2023 and 2022:

•

Increase in amounts receivable and prepaid of $136,717 (2022: decrease of $1,160,729), increase in inventory of $1,254,830 (2022: decrease of $200,230), decrease in deposits of $41,211 (2022: increase of $113,828), increase in trade payables and accrued liabilities of $791,661 (2022: $491,817), decrease in lease liabilities of $718,414 (2022: $775,307), increase in income taxes payable of $2,766,557 (2022: decrease of $1,072,760), and decrease in due to related parties of $70,381 (2021: increase of $111,788).

Cash provided by operating activities from discontinued operations totaled $939,660 during the year ended July 31, 2023 and totaled $1,347,731 during the year ended July 31, 2022.

Cash Flow used in Investing Activities

During the year ended July 31, 2023, investing activities used cash of $74,479 compared to $2,145,486 cash used during the year ended July 31, 2022. The change in cash used in investing activities from the year ended July 31, 2023 relates primarily to investment in Canopy net of cash received of $Nil (2022: $871,497), additional property and equipment of $992,884 (2022: $264,513), and a loan of $938,205 (2022: $391,168) from CCG in Arkansas.

Cash used in investing activities from discontinued operations totaled $19,800 during the year ended July 31, 2023 compared to $618,308 during the year ended July 31, 2022.

Cash Flow provided by Financing Activities

During the year ended July 31, 2023, financing activities provided cash of $3,515,182 compared to $26,533 used during the year ended July 31, 2022. In 2023, the Company received proceeds of $3,000,000 related to convertible debenture financing.

During the year ended July 31, 2022, the Company repaid loans payable of $26,533.

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

Outstanding share data

At November 10, 2023, we had 146,636,974 issued and outstanding common shares, 17,151,000 outstanding stock options and 20,800,000 outstanding warrants.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had working capital of $1,606,967 as at July 31, 2023. The Company outlined substantial doubt about its ability to continue as a going concern in prior periods which has been alleviated by securing long term debt, cash flow positive operations and increased sales. The Company anticipates that current cashflow positive operations, cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 15 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BODY AND MIND INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended 31 July 2023 and 2022

(Expressed in U.S. Dollars)

BODY AND MIND INC.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Body and Mind Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Body and Mind Inc. (“the Company”) as of July 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended July 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Long-Lived Asset Impairment

      Description of the Critical Auditing Matter

The Company has various long-lived assets including definite lived intangible assets (Note 10), property and equipment (Note 8) and operating lease right of use assets (Note 13). Further, as described in Note 3 to the consolidated financial statements, the Company performs impairment testing for its long-lived assets when events or changes in circumstances indicate that its carrying amount may not be recoverable and exceeds its fair value. Due to challenging industry and economic conditions, the Company tested two long lived asset groups (NMG and NMG LB) during the year ended July 31, 2023, for recoverability and ultimately to measure impairment.  At the time of impairment review, the carrying values of NMG and NMG LB were approximately $4.9 million and $4.4 million, respectively.

The Company’s evaluation of the recoverability of these long-lived asset groups involved comparing the undiscounted future cash flows expected to be generated by these long-lived asset groups to its their respective carrying amounts. The Company’s measurement of impairment involved determining the fair value of certain long-lived asset groups primarily through the use of a discounted cash flow model.  The Company’s recoverability and impairment analysis requires management to make significant estimates and assumptions related to forecasted sales growth rates and cash flows over the remaining useful life of these long-lived asset groups. The Company utilized a third-party valuation specialist to assist in the determination of the recoverability of, and fair value of these long-lived asset groups.

We identified the testing and evaluation of the recoverability and impairment analysis as a critical audit matter because of the significant estimates and assumptions management used in the undiscounted and discounted cash flow analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the following:

•	Testing management’s process for developing the tests for recoverability and fair value models.

•	Evaluating the appropriateness of the undiscounted and discounted cash flow models used by management.

•	Testing the completeness and accuracy of underlying data used in the cash flow models.

•	Evaluating the significant assumptions used by management, including assumptions related to revenues, gross margin, other operating expenses and income taxes to discern whether they are reasonable considering (i) the current and past performance of the entity; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

•	Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the undiscounted cash flow model and underlying assumptions.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2021.

Draper, UT

November 13, 2023

		Statement 1
Body and Mind Inc.
Consolidated Balance Sheets
(U.S. Dollars)
ASSETS	As of 31 July 2023	As of 31 July 2022

Current
Cash	$1,511,051	$1,469,099
Accounts receivable, net	591,291	438,839
Interest receivable on convertible loan (Note 6)	294,000	222,000
Prepaids	542,400	558,135
Inventory (Note 5)	2,310,601	3,565,431
Loan receivable (Note 7)	-	789,984
Assets held for sale – discontinued operations (Note 19)	4,030,628	5,942,404
Total Current Assets	9,279,971	12,985,892
Deposit	72,617	113,828
Convertible loan receivable (Note 6)	1,700,411	1,250,000
Property and equipment, net (Note 8)	1,827,215	3,720,284
Operating lease right-of-use assets (Note 13)	4,329,634	3,271,685
Brand and licenses, net (Note 10)	3,999,932	9,684,174
TOTAL ASSETS	$21,209,780	$31,025,863

LIABILITIES
Current
Bank overdraft	$509,937	$-
Accounts payable	2,764,672	2,181,937
Accrued liabilities	462,025	325,385
Income taxes payable	1,997,701	3,021,539
Due to related parties (Note 11)	93,481	163,862
Loans payable (Note 12)	166,001	12,535
Current portion of operating lease liabilities (Note 13)	1,099,888	456,668
Liabilities related to assets held for sale – discontinued operations (Note 19)	579,299	1,154,082
Total Current Liabilities	7,673,004	7,316,008
Long-term operating lease liabilities (Note 13)	7,858,817	4,816,038
Loans payable (Note 12)	7,779,659	7,393,636
Convertible debentures – related parties, net (Note 12)	2,480,522	-
Income taxes payable	4,757,387	966,992
Deferred tax liability	-	427,770
TOTAL LIABILITIES	30,549,389	20,920,444

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock– Statement 3 (Note 14)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
146,636,974(31July2022–113,668,613) Common Shares	14,663	11,366
Additional paid-in capital	55,057,531	52,344,573
Shares to be issued	-	1,853,403
Accumulated other comprehensive income	1,482,567	1,224,093
Accumulated Deficit	(66,829,507)	(45,803,026)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT) ATTRIBUTABLE TO BAM STOCKHOLDERS	(10,274,746)	9,630,409
NON-CONTROLLING INTEREST	935,137	475,010
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,339,609)	10,105,419
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$21,209,780	$31,025,863

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc.	Statement 2
Consolidated Statements of Operations and Comprehensive Loss
(U.S. Dollars)

	Years Ended 31 July
	2023	2022

Sales	$22,819,983	$23,372,823
Cost of sales	(17,044,221)	(15,925,892)
Gross profit	5,775,762	7,446,931

Operating Expenses
Accounting and legal	1,315,666	845,386
Business development	835,326	669,471
Consulting fees	822,743	967,860
Depreciation and amortization	1,114,508	1,062,797
Lease expense	1,283,987	691,321
Licenses, utilities and office administration	4,007,588	3,570,351
Management fees	350,766	559,937
Salaries and wages	3,715,117	3,591,810
Total Operating Expenses	(13,445,701)	(11,958,933)
Net Operating Loss	(7,669,939)	(4,512,002)
Other Income (Expenses)
Foreign exchange, net	1,499	323
Gain on fair value adjustment of convertible loan (Note 6)	450,411	-
Interest expense	(1,718,859)	(1,371,330)
Interest income	72,000	72,000
Loss on impairment of long-lived assets (Notes 8, 10 and 13)	(9,370,093)	(20,517,192)
Loss on settlement	-	(460,001)
Other income	80,777	147,457
Total Other Expenses	(10,484,265)	22,128,743
Net Loss Before Income Tax	$(18,154,204)	$(26,640,745)
Income tax expense	(2,168,486)	(1,774,609)
Net Loss from Continuing Operations	(20,322,690)	(28,415,354)
Discontinued Operations
Net income (loss) from discontinued operations	(553,789)	187,250
Gain on sale of NMG MI 1, LLC	310,125	-
Net Income (Loss) from Discontinued Operations	(243,664)	187,250
Net Loss	(20,566,354)	(28,228,104)
Other Comprehensive Income
Foreign currency translation adjustment	258,474	96,380
Comprehensive Loss	$(20,307,880)	$(28,131,724)
Net income (loss) from continuing operations attributable to:
Body and Mind Inc.	(20,782,817)	(28,863,766)
Non-controlling interest	460,127	448,412

Net income (loss) attributable to:
Body and Mind Inc.	(21,026,481)	(28,676,516)
Non-controlling interest	460,127	448,412

Comprehensive loss attributable to:
Body and Mind Inc.	(20,768,007)	(28,580,136)
Non-controlling interest	460,127	448,412
Loss per share attributable to Body and Mind Inc. – Basic and Diluted:
Continuing operations	$(0.15)	$(0.26)
Discontinued operations	(0.00)	0.01
	$(0.15)	$(0.25)
Weighted Average Number of Shares Outstanding - Basic and Diluted	134,345,873	112,209,254

The accompanying notes are an integral part of these consolidated financial statements.

						Statement 3
Body and Mind Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(U.S. Dollars)

					Accumulated
	Share Capital		Additional		Other		Non-
	Common Shares		paid-in	Shares to be	comprehensive	Accumulated	controlling
	Number	Amount	capital	issued	income	Deficit	interest	Total
Balance – 31 July 2022	113,668,613	$11,366	$52,344,573	$1,853,403	$1,224,093	$(45,803,026)	$475,010	$10,105,419
Common stock issued in acquisition of Canopy	16,301,694	1,630	1,851,773	(1,853,403)	-	-	-	-
Common stock issued in merger of CraftedPlants NJ	16,666,667	1,667	(1,667)	-	-	-	-	-
Warrants issued in convertible debentures financing	-	-	592,159	-	-	-	-	592,159
Stock-based compensation (Note 14)	-	-	270,693	-	-	-	-	270,693
Foreign currency translation adjustment	-	-	-	-	258,474	-	-	258,474
Loss for the year	-	-	-	-	-	(21,026,481)	460,127	(20,566,354)
Balance – 31 July 2023	146,636,974	$14,663	$55,057,531	$-	$1,482,567	$(66,829,507)	$935,137	$(9,339,609)

Balance – 31 July 2021	109,077,778	$10,907	$50,312,013	$-	$1,127,713	$(17,126,510)	$26,598	$34,350,721
Common stock issued in acquisition of Canopy (Note 11)	2,728,156	273	939,047	1,853,403	-	-	-	2,792,723
Common stock issued for operating leases (Note 15)	1,862,679	186	578,662	-	-	-	-	578,848
Warrants issued for loan amendment (Note 14)	-	-	79,585	-	-	-	-	79,585
Stock-based compensation (Note 16)	-	-	435,266	-	-	-	-	435,266
Foreign currency translation adjustment	-	-	-	-	96,380	-	-	96,380
Loss for the year	-	-	-	-	-	(28,676,516)	448,412	(28,228,104)
Balance – 31 July 2022	113,668,613	$11,366	$52,344,573	$1,853,403	$1,224,093	$(45,803,026)	$475,010	$10,105,419

The accompanying notes are an integral part of these consolidated financial statements.

	Statement 4
Body and Mind Inc.
Consolidated Statements of Cash Flows
(U.S. Dollars)
	Years Ended 31 July
Cash Resources Provided By (Used In)	2023	2022
Operating Activities
Net loss from continuing operations	$(20,322,690)	$(29,159,677)
Items not affecting cash:
Accrued interest and accretion	458,703	948,909
Accrued interest income	(72,000)	(72,000)
Amortization of intangible assets	1,021,260	986,906
Operating lease costs	669,276	438,470
Depreciation	781,033	821,284
Deferred tax expense	(427,770)	229,431
Gain on fair value adjustment of convertible loan	(450,411)	-
Loss on impairment of long-lived assets	9,370,093	20,517,192
Loss on settlement of contingent consideration	-	503,179
Gain on settlement of lease liabilities	-	(43,178)
Stock-based compensation	270,693	435,266
Accounts receivable and prepaids	(136,717)	1,160,729
Inventory	1,254,830	(200,230)
Deposits	41,211	(113,828)
Trade payables and accrued liabilities	791,661	491,817
Income taxes payable and deferred taxes	2,766,557	(1,072,760)
Due to related parties	(70,381)	111,788
Lease liabilities	(718,414)	(775,307)
Cash used in operating activities from continuing operations	(4,773,066)	(4,792,009)
Cash provided by operating activities from discontinued operations	939,660	1,347,731
Cash used in operating activities	(3,833,406)	(3,444,278)

Investing Activities
Acquisition of Canopy, net of cash received	-	(871,497)
Purchase of property and equipment	(992,884)	(264,513)
Loan receivable	938,205	(391,168)
Cash used in investing activities from continuing operations	(54,679)	(1,527,178)
Cash provided by (used in) investing activities from discontinued operations	(19,800)	(618,308)
Cash provided by (used in) investing activities	(74,479)	(2,145,486)

Financing Activities
Bank overdraft	509,937	-
Proceeds from (repayment of) loans payable, net	5,245	(26,533)
Proceeds from convertible debenture financing	3,000,000	-
Cash provided by (used in) financing activities from continuing operations	3,515,182	(26,533)

Effect of exchange rate changes on cash	258,474	96,380

Increase (decrease) in cash for the year	(134,229)	(5,519,917)
Cash transferred to assets held for sale	176,181	(114,449)
Cash– beginning of year	1,469,099	7,103,465
Cash– end of year	$1,511,051	$1,469,099

Supplemental Disclosures with Respect to Cash Flows (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

Body and Mind Inc Notes to Consolidated Financial Statements For the Year Ended 31 July 2023 (U.S. Dollars)

1.	Nature and Continuance of Operations

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

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name	Jurisdiction	Ownership	Date of acquisition or formation
DEP Nevada Inc. (“DEP Nevada”)	Nevada, USA	100%	10 August 2017
Nevada Medical Group LLC (“NMG”)	Nevada, USA	100%	14 November 2017
NMG Long Beach LLC (“NMG LB”)	California, USA	100%	18 December 2018
NMG San Diego LLC (“NMG SD”)	California, USA	60%	30 January 2019
NMG Ohio LLC (“NMG Ohio”)	Ohio, USA	100%	27 April 2017
NMG OH 1, LLC (“NMG OH 1”)	Ohio, USA	100%	30 January 2020
NMG OH P1, LLC (“NMG OH P1”)	Ohio, USA	100%	30 January 2020
NMG MI 1, Inc. (“NMG MI 1”)	Michigan, USA	100%	24 June 2021
NMG MI C1 Inc.	Michigan, USA	100%	24 June 2021
NMG MI P1 Inc.	Michigan, USA	100%	24 June 2021
Canopy Monterey Bay, LLC (“Canopy”)	California, USA	100%	30 November 2021
NMG CA P1, LLC (“NMG CA P1”)	California, USA	100%	7 January 2020
NMG CA C1, LLC (“NMG CA C1”)	California, USA	100%	7 October 2020
BaM Body and Mind Dispensary NJ, Inc. (“BAM NJ”)	New Jersey, USA	100%	21 December 2022
NMG IL4, LLC (“NMG IL 4”)	Illinois, USA	100%	25 April 2023

All inter-company transactions and balances are eliminated upon consolidation.

2.	Recent Accounting Pronouncements

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

Accounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 31 July 2023 and 2022, the Company has no allowance for doubtful accounts.

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

The Company periodically reviews its inventory for obsolete and potentially impaired items. Any identified slow moving and obsolete items are written down to its net realizable value through a charge to cost of goods sold. As of 31 July 2023 and 2022, the Company has no allowance for inventory obsolescence.

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

Impairment of goodwill and indefinite-lived assets

Goodwill and indefinite-lived intangible assets are not amortized. Goodwill and indefinite-lived intangible assets are reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying amount in accordance with the provisions of ASC 350, “Intangibles—Goodwill and Other”. The Company performs an impairment test annually by comparing the fair value of the indefinite-lived intangible assets or reporting unit (for goodwill) with its carrying amount. The measurement of the impairment loss to be recognized is based on the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. As of 31 July 2023, potential common shares are comprised of 17,151,000 outstanding options, 33,215,284 outstanding warrants and 31,472,877 shares issuable on conversion of convertible debentures.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As of 31 July 2023 and 2022, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is in U.S. dollars. The Company’s subsidiaries have a functional currency in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Exchange gains and losses on inter-company balances that form part of the net investment in foreign operations are included in other comprehensive income. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The exchange rates used to translate Canadian dollar to U.S. dollar was 0.7589 for monetary assets and liabilities and 0.7455 as an average rate for transactions occurred during the year ended 31 July 2023. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net loss.

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

Assets and liabilities held for sale

The Company classifies assets held for sale in accordance with ASC 360, “Property, Plant and Equipment”. When the Company makes the decision to sell an asset or to stop some part of its business, the Company assesses if such assets should be classified as an asset held for sale. To classify as an asset held for sale, the asset or disposal group must meet all of the following conditions: i) management, having the authority to approve the action, commits to a plan to sell the asset, ii) the asset is available for immediate sale in its present condition subject to certain customary terms, iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, iv) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale, within one year, subject to certain exceptions, v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current value, and vi) actions required to complete the plan indicate that it is unlikely that the plan will be significantly changed or withdrawn. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell (“FVLCTS”). FVLCTS is the amount obtainable from the sale of the asset in an arm’s length transaction, less the costs of disposal. Once classified as held for sale, any depreciation and amortization on an asset cease to be recorded. For long-lived assets or disposals groups that are classified as held for sale but do not meet the criteria for discontinued operations, the assets and liabilities are presented separately on the balance sheet of the initial period in which it is classified as held for sale. The major classes of assets and liabilities classified as held for sale are disclosed in the notes to the consolidated financial statements.

4.	Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 July 2023 and 2022:

	As of 31 July 2023	As of 31 July 2022
Financial assets at fair value
Cash	$1,511,051	$1,854,277
Convertible loan receivable	1,700,411	1,250,000

Total financial assets at fair value	$3,211,462	$3,104,277

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company had working capital of $1,606,967 at 31 July 2023, however, the Company had recurring net losses and negative cash flows from operations, and the Company required additional financing to meet all current and future financial obligations which caused substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company anticipates that cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 12 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth.

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

5.	Inventory

	31 July 2023	31 July 2022

Work in progress	$652,825	$610,030
Finished goods	604,519	1,961,244
Consumables	1,053,257	1,308,726

Total	$2,310,601	$3,880,000

6.	Convertible loan receivable

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

The Company had advanced $1,250,000 (2022 - $1,250,000) at 31 July 2023, and accrued interest income of $72,000 (2022 - $72,000) and for year ended 31 July 2023, respectively. As of 31 July 2023, total interest receivable was $294,000 (2022 - $222,000).

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

The discounted cash flow model for the straight debt portion uses four different scenarios as follows: The Company discounts the principal amount of $1,250,000, monthly interest payment of $6,000 using these four different maturity dates: (1) March 30, 2024, (2) March 30, 2025, (3) March 30, 2026 and (4) March 30, 2027, whereby each scenario is given 25% probability of occurring since the actual conversion date is uncertain. The discount rate used is 23.23%.

The assumptions used in the Black-Scholes Option Pricing Model for the conversion option are as follows: (i) equity price of $38,335 per unit calculated as BAM’s portion of the future projected profits, on a per unit basis, discounted using Weighted Average Cost of Capital of 15%; (ii) exercise price of $31,250 per unit as there are 40 units in total, (iii) volatility of 90% using BAM as benchmark, (iv) expected life of 2.20 years and (v) risk-free rate of 4.74%.

The sum of these two valuation models resulted in an estimated fair value of the loan receivable balance of $1,700,411 as of 31 July 2023. The change in the fair value of the convertible loan receivable has been recorded as a gain on fair value adjustment of convertible loan during the year ended 31 July 2023.

7.	Loan receivable

In addition to the convertible loan receivable (Note 6), the Company provides operating loans to CCG that are non-interest bearing, unsecured and due on demand. During the year ended 31 July 2023, the Company advanced $1,480,021 (2022 - $1,234,168) to CCG and received repayments totaling $2,418,226 (2022 - $843,000) for a net decrease in loan receivable of $938,206 (2022 – net increase of $391,168). At 31 July 2023, the net amount payable to CCG was $148,221 (2022 – receivable of $789,984). See also Note 12.

8.	Property and Equipment

	Office Equipment	Cultivation Equipment	Production Equipment	Kitchen Equipment	Vehicles	Vault Equipment	Leasehold Improvements	Total
Cost:
Balance, 31 July 2022	$333,689	$466,110	$581,335	$63,102	$38,717	$10,335	$4,487,002	$5,980,290
Additions	25,183	-	-	-	-	-	967,701	992,884
Impairment	(295,980)	(466,110)	(345,650)	(41,050)	(38,717)	(2,172)	(3,304,042)	(4,493,721)
Balance, 31 July 2023	62,892	-	235,685	22,052	-	8,163	2,150,661	2,479,453

Accumulated Depreciation:
Balance, 31 July 2022	61,761	318,856	290,729	29,880	29,859	3,266	1,525,654	2,260,005
Depreciation	49,469	68,312	81,322	9,014	5,531	1,476	565,909	781,033
Impairment	(85,525)	(387,168)	(251,572)	(26,285)	(35,390)	(1,828)	(1,601,032)	(2,388,800)
Balance, 31 July 2023	25,705	-	120,479	12,609	-	2,914	490,531	652,238

Net Book Value:
At 31 July 2022	271,928	147,254	290,606	33,222	8,858	7,069	2,961,348	3,720,285
At 31 July 2023	$37,187	$-	$115,206	$9,443	$-	$5,249	$1,660,130	$1,827,215

For the year ended 31 July 2023, a total depreciation of $93,248 (2022 - $223,764) was included in General and Administrative Expenses and a total depreciation of $687,785 (2022 - $745,393) was included in Cost of Sales.

Based on the fact that the NMG MI 1 was disposed of at a nominal amount in accordance with the Stock Purchase Agreement (Note 19), the fair value of the asset group of NMG MI 1 was $nil resulting in an impairment of $944,015 during the year ended 31 July 2023 included in discontinued operations. In addition, the operational results of NMG and NMG LB were lower than expected. As a result, the Company impaired property and equipment of NMG and NMG LB resulting in a loss of $2,104,921 during the year ended 31 July 2023.

9.	Acquisitions

Canopy Monterey Bay, LLC – Business Acquisition

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

Pro Forma

The following table summarizes our consolidated results of operations for the year ended 31 July 2022 as though the acquisition of Canopy had occurred on 1 August 2021:

	Year ended 31 July 2022
	As Reported	Pro Forma (unaudited)
Revenue	$23,372,823	$26,661,994
Net loss	(28,228,104)	(28,212,341)

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

CraftedPlants NJ Corp (“Merger”) – Asset Acquisition from a Related Party

On December 21, 2022, the Company, its wholly owned subsidiary, DEP Nevada, Inc. (“DEP”), BaM Body and Mind Dispensary NJ Inc., a New Jersey corporation and wholly owned subsidiary of DEP (the “Merger Sub”), CraftedPlants NJ Corp., a New Jersey corporation (the “Surviving Entity”), an entity controlled by a Director of the Company, and those certain shareholders of the Surviving Entity (the “Sellers”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby the Merger Sub merged with and into the Surviving Entity, and following the consummation of the merger, which occurred on December 21, 2022, the Surviving Entity became a wholly owned subsidiary of DEP and changed its name to BaM Body and Mind Dispensary NJ, Inc. (the “Merged Entity”).

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

Bengal Catalyst Funds and CraftedPlants NJ Corp were both owned or managed by the principals of the Bengal Capital Group and Bengal Catalyst Fund also participated in the 19 December 2022 convertible debenture financings (Note 12). Joshua Rosen is a managing principal of the Bengal Capital Group and he was involved in both transactions of the convertible note investment and the merger acquisition of Crafted Plants NJ Corp. Joshua Rosen was appointed as a director of the Company effective 1 February 2023, and therefore this transaction is considered a related party transaction.

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

The Company obtained 100% ownership and control over the Merged Entity and the lease asset on 21 December 2022. The purchase price, as measured on 21 December 2022, was $170,000 which was included in the lease liability and right-of-use assets calculation for the lease acquired in the State of New Jersey (see Note 13).

NMG IL 4, LLC – Asset Acquisition from a Related Party

In 2019, the Company’s wholly owned subsidiary, DEP Nevada, Inc. (“DEP”), executed definitive agreements with NMG Illinois, LLC (“Management Company”), IL Resident, LLC (“IL Resident”), an entity which is controlled by our social equity partner, and other NMG entities in Illinois, NMG IL 1, LLC (“NMG IL 1”) and NMG IL 4, LLC (“NMG IL 4”), in connection with a proposed business combination (the “Transaction”). NMG IL 1 and NMG IL 4 were originally owned by Tall Bird, LLC (“Tall Bird”), a company owned by our social equity partner, and Big Stone, LLC (“Big Stone”), a company controlled by the Company’s Chief Operating Officer.

The Transaction with NMG IL 4 expands our retail operation in the limited license jurisdiction and ownership has been transferred to DEP, however, the Company through DEP controls NMG IL 4 and is consolidating the financial information from NMG IL 4 from the opening day of the dispensary on April 25, 2023 as described in more detail below.

a)

DEP entered into a Convertible Credit Facility Agreement (the “Convertible Note”) with NMG IL 4 on December 26, 2019 to build-out the facility for up to $1,500,000 in lieu of converting into 99,900 membership units of NMG IL 4;

b)	DEP also entered into a Membership Interest Purchase Agreement (the “MIPA”) on December 26, 2019 with both Tall Bird and Big Stone to purchase the remaining 100 units for $10 per unit;

c)	Upon receipt of the Illinois license, NMG IL 4 entered into a management agreement with Management Company and would be paid a management fee equal to 30% of net profits;

a)	NMG IL 4 was granted the operational license on April 20, 2023;

b)	On April 25, 2023, DEP converted the Convertible Note for 99,900 units and purchased 100 units for $1,000 pursuant to the MIPA, after the opening of the Markham dispensary on or about April 25, 2023;

c)	Upon the conversion, DEP obtained 100% ownership (or 100,000 units) of NMG IL 4, subject to regulatory approval (pending);

d)	The Management Agreement has been dissolved concurrently with the conversion, in the meanwhile, the Company took control of operations of NMG IL 4.

The acquisition of NMG IL 4 was accounted for as an asset acquisition with a related party since NMG IL 4 did not meet the definition of a business in accordance with ASC 805.

The purchase price, as measured on 25 April 2023, was $995,035 in advances under the Convertible Note.

The following table summarizes the assets acquired and the liabilities assumed:

Assets acquired:
Cash	100,707
Prepaid and deposits	70,230
Inventory	194,075
Property and equipment	918,492

Liabilities assumed:
Trade payable and accrued liabilities	(288,469)
Net assets acquired	$995,035

As the acquisition of NMG IL 4 was from a related party, the Company did not recognize any fair value increase in assets acquired or liabilities assumed, nor recognized any intangible assets.  The excess of the amount paid over the fair value of the net assets acquired was included in Business Development expenses during the current period.

10.	Intangible Assets, Net

			As of 31 July 2023
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$370,000	-	$-	$370,000
Licenses	4,683,508	10.0	(1,053,576)	3,629,932

Total intangible assets	$5,053,508		$(1,053,576)	$3,999,932

			As of 31 July 2022
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Amortizable intangible assets:
Brand	$425,000	-	$-	$425,000
Licenses	11,193,508	10.0	(1,934,334)	9,259,174

Total intangible assets	$11,618,508		$(1,934,334)	$9,684,174

Amortization expense for intangible assets was $1,021,260 and $266,753 for the year ended 31 July 2023 and 2022, respectively.

During the year ended 31 July 2023, the Company recorded an impairment loss of $55,000 (2022 - $42,000) and $4,607,982 (2022 - $7,925,000) related to NMG’s and NMG LB’s brand and licenses, respectively.

The expected amortization of the intangible assets, as of 31 July 2023, for each of the next five years and thereafter is as follows:

Presented based on fiscal year
2024	$371,631
2025	370,616
2026	370,616
2027	370,616
2028	371,632
Thereafter	1,774,821
$3,629,932

11.	Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the year ended 31 July 2023 and 2022 are as follows:

	For the year ended 31 July 2023	For the year ended 31 July 2022
A company controlled by the President, Chief Executive Officer and a director Management fees	$212,505	$284,533
A company controlled by the Chief Financial Officer and a director Management fees	81,614	134,693
A company controlled by the Corporate Secretary Management fees	56,647	87,748
	$350,766	$506,974

On 25 April 2023, the Company granted an aggregate of 4,050,000 stock options (the “Options”) in accordance with the Company’s stock option plan at an exercise price of CAD$0.065 per share for a term of five years expiring on 25 April 2028 (Note 14). The Options are subject to vesting provisions such that 25% of the Options vest six (6) months from the date of grant, 25% of the Options vest twelve (12) months from the date of grant, 25% of the Options vest eighteen (18) months from the date of grant and 25% of the Options vest twenty-four (24) months from the date of grant.

On 25 April 2023, the Company granted an aggregate of 5,323,000 stock options (the “Options”) in accordance with the Company’s stock option plan at an exercise price of CAD$0.065 per share for a term of five years expiring on 25 April 2028 (Note 14). The Options vest immediately.

Amounts owing to related parties at 31 July 2023 and 2022 are as follows:

a)	As of 31 July 2023, the Company owed $61,777 (2022 - $102,480) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 31 July 2023, the Company owed $31,704 (2022 - $31,704) to the Chief Operating Officer.

c)	As of 31 July 2023, the Company owed $Nil (2022 - $10,780) to the Chief Financial Officer of the Company and a company controlled by him.

d)	As of 31 July 2023, the Company owed $Nil (2022 - $18,898) to the Corporate Secretary of the Company and a company controlled by him.

e)	See also Note 9 for merger agreement with Crafted Plants NJ Corp. and Note 12 for convertible debentures financing with entities controlled by a new Company Director.

f)	See also Note 9 for the acquisition of NMG IL 4.

g)	The Company is committed to pay a commission fee of 2.5% of the transaction total to Bengal Impact Partners LLC, a company controlled by Josh Rosen, in connection with the disposition of NMG OH 1.

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

12.	Loans Payable and Convertible Debenture

As of 31 July 2023 and 2022, the following loans payable are outstanding:

	31 July 2023	31 July 2022
FocusGrowth loan	$6,666,667	$6,666,667
Long Beach loan	10,728	12,535
Canopy loan
Secured promissory note	2,300,000	2,300,000
Unsecured loan balance	7,052	-
CCG loan	148,221	-
Total principal amount	$9,132,668	$8,979,202
Debt discount	(1,187,008)	(1,573,031)
Outstanding balance, net	$7,945,660	$7,406,171
Current portion	(166,001)	(12,535)
Long-term portion	$7,779,659	$7,393,636

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

On December 12, 2022, the Company, the Guarantors (collectively, the “Loan Parties”) the Agent and the Lender entered into a Limited Waiver and Amendment to Loan Agreement (the “Limited Waiver and Amendment to Loan Agreement”) to deal with certain events of default that occurred under the Loan Agreement, as amended, with respect to (i) the Company’s failure to deliver to Agent the audited annual financial statements of the Company and its subsidiaries for the fiscal year ended July 31, 2022, on or before ninety (90) days after the end of such fiscal year in accordance with Section 7.2I of the Loan Agreement (the “First Specified Default”) and (ii) the Agent being informed that the Company anticipates that it will fail to deliver the quarterly financial statements of the Company and its subsidiaries for the fiscal quarter ending October 31, 2022, in form and substance acceptable to Agent, on or before forty-five (45) days after the end of such fiscal quarter, in accordance with Section 7.2(b) (the “Second Specified Default”, and together with the First Specified Default, the “Specified Defaults”).

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

During the year ended 31 July 2023, the Company recorded $399,637 related to the amortization of debt discount and $1,022,614 related to the interest expense.

Long Beach loan

The loan payable at 31 July 2023 in the amount of $10,728 (2022 - $12,535) assumed from NMG LB is unsecured, non-interest bearing and has no set terms of repayment.

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

The loan payable at 31 July 2023 in the amount of $7,052 (2022 - $nil) assumed from Canopy is unsecured, non-interest bearing and has no set terms of repayment.

CCG loan

The Company received operating loans from CCG that are non-interest bearing, unsecured and due on demand. During the year ended 31 July 2023, the Company received $148,221 (2022 - $Nil). At 31 July 2023, the amount payable to CCG was $148,221 (2022 – $Nil). See also Note 6.

Convertible Debenture Financing – Related Parties

As of 31 July 2023 and 2022, the following convertible debentures are outstanding:

	31 July 2023	31 July 2022
BAM I, A Series of Bengal Catalyst Fund SPV, LP (related party – Note 9)	$2,750,000	$-
Mindset Value Fund LP	150,000	-
Mindset Value Wellness Fund LP	100,000	-
Total principal amount	$3,000,000	$-
Debt discount	(519,478)	-
Outstanding balance, net	$2,480,522	$-

On December 19, 2022, the Company entered into Securities Purchase Agreements (“SPAs”) with each of BAM I, A Series of Bengal Catalyst Fund SPV, LP, a Delaware limited partnership, an entity which is controlled by a Company Director, Mindset Value Fund LP, a Delaware limited partnership, and Mindset Value Wellness Fund LP, a Delaware limited partnership (collectively, the “Investors”) pursuant to which the Company issued to the Investors unsecured five-year convertible debentures in the aggregate principal amount of US$3,000,000 (the “Debentures”) bearing interest at 8% per annum, compounded annually, and common stock purchase warrants (the “Warrants”) to acquire 15,000,000 shares of common stock of the Company (each, a “Warrant Share”). The proceeds from the sale of the Debentures and the Warrants will be used for business development purposes.

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

During the year ended 31 July 2023, the Company recorded the interest expense of $159,476 related to the Debentures. The loan balance as at 31 July 2023 was $3,000,000, net of remaining debt discount of $519,478 (2022 - $nil).

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

Based on the fact that the NMG MI 1 was disposed of at a nominal amount in accordance with the Stock Purchase Agreement (Note 19), the fair value of the asset group of NMG MI 1 was determined to be $nil as at April 30, 2023. As a result, the Company impaired the right-of-use asset related to NMG MI 1 during the period ended April 30, 2023. The lease liability at 31 July 2023 related to NMG MI 1 was $333,720.

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

On 21 September 2021, the Company issued the necessary common shares to settle milestone (i) above (Note 14). During the year ended 31 July 2022, the Company accrued an additional $231,374 and were included in the related operating lease liability for milestone (ii) above. Milestones (iii) and (iv) have not yet been achieved as of 31 July 2023.

At 31 July 2022, in order to better utilize its resources, it was deemed unlikely that the Company will continue to pursue the opportunity for a cultivation facility in Michigan. As a result, the Company impaired the right-of-use asset related to this lease during the year ended 31 July 2022. The lease liability at 31 July 2023 related to NMG MI C1 was $1,437,086.

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

At 31 July 2022, in order to better utilize its resources, it was deemed unlikely that the Company will continue to pursue the opportunity for a production facility in Michigan. As a result, the Company impaired the right-of-use asset related to this lease during the year ended 31 July 2022. The lease liability at 31 July 2023 related to NMG MI P1 was $479,029.

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

m)

On 1 December 2020, NMG CA C1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suite 2,3&4, Cathedral City, California 92234, containing approximately 13,024 square feet. The lease agreement includes a rent abatement period, 3% annual base rent increases and two options to extend for five-years each. We amended the lease agreement on 2 February 2022, which extended the term to 31 December 2026. The base rent increased to $22,790 plus common area expenses effective January 1, 2023 and increases to $23,474 plus common area expenses effective March 1, 2023.

n)

On 15 February 2022, CraftedPlants NJ Corp. (“Tenant”) entered into a lease agreement (the “Lease”) with Simone Investment Group, LLC, a New Jersey limited liability company, for the property located at 3191 U.S. Route 1, Lawrenceville, New Jersey 08648, containing approximately 6,923 square feet. The term of this Lease consists of Phase I commencing on 15 February 2022 (the “Lease Commencement Date”) and ending on the earlier of (i) twelve months from the Lease Commencement Date, (ii) upon issuance to Tenant of the Class 5 Cannabis Retail License by the Commission plus thirty days, or (iii) the date when the Tenant opens for business; and Phase II of ten years from the earlier of (i) the date when the Tenant opens for business, (ii) twelve months from 15 February 2022, or (iii) thirty days after the issuance to Tenant of the Class 5 Cannabis Retail License by the Commission. Tenant has four options to extend the lease and each option is for five years. On 21 December 2022, the Company acquired the rights to the lease agreement from the merger with CraftedPlants NJ Corp. for consideration of $170,000 (Note 9). The rent for Phase I was $10,000 per month for the first eight months and increased to $14,000 per month on the nineth month. The rent for Phase II was $25,146 annually for the first five years and increased to $29,583 annually on the sixth year.

o)

On 4 January 2022, NMG IL 4, LLC entered into a ten-year lease agreement with CB Chicago Partners, Ltd., a Texas limited partnership, for the property located at 2941 W. 159th Street, Markham, Illinois, containing approximately 20,000 square feet with a building containing approximately 2,832 square feet. This lease includes two (2) options to extend for ten-years each. Concurrently with the execution of this lease, NMG IL 4 paid the sum of $92,234 consisting of twelve (12) months’ minimum rent in the sum of $84,960 plus one (1) fiscal year’s real estate taxes in the sum of $63,914 less the minimum rent credit in the sum of $56,640. On 12 October 2022, NMG IL 4 amended the lease agreement to relocate to certain premises containing approximately 3,600 square feet located at 3063 W. 159th Street, Markham, Illinois. The term of the lease as to relocated premises commenced on 12 October 2022 and as amended shall end on 31 January 2032. The Company acquired the rights to the lease agreement with NMG IL 4 on 25 April 2023 (Note 9). The base rent is currently $13,600 plus common area expenses until 31 January 2024.

During the year ended 31 July 2023, the Company recorded a total lease expense of $662,572 related to the amortization of right-of-use assets, of which $1,283,987 was included in Operating Expenses and $259,387 was included in Cost of Sales.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,582,411

Weighted-average remaining lease term – operating leases	7.03 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2024	$2,114,388
2025	2,026,131
2026	1,978,981
2027	1,677,468
2028 and thereafter	5,700,655
Total lease payments	$13,497,623
Less imputed interest	(4,538,918)
Total	$8,958,705
Less current portion	(1,099,888)
Long term portion	$7,858,817

At 31 July 2023 and 2022, the right-of-use assets and the lease liabilities related to NMG OH 1 and NMG OH P1 have been reclassified to assets held for sale and liabilities related to assets held for sale as follows:

	31 July 2023	31 July 2022
NMG OH 1 – right-of-use assets	$158,336	$188,165
NMG OH P1 – right-of-use assets	$198,412	$223,527

NMG OH 1 – lease liabilities	$162,552	$191,529
NMG OH P1 – lease liabilities	$202,618	$226,303

The lease liabilities related to NMG MI 1 have been deconsolidated as of the date of the disposition.

14.	Capital Stock

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

	Number of options	Weighted average exercise price	Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2021	9,855,000	CAD$0.71	2.76	CAD$ -
Granted	848,000	CAD$0.37		CAD$ -
Cancelled	(1,250,000)	CAD$0.70		CAD$ -
Outstanding at 31 July 2022	9,453,000	CAD$0.67	2.11	CAD$ -
Granted	9,773,000	CAD$0.07		CAD$ -
Expired	(2,075,000)	CAD$0.64		CAD$ -
Outstanding at 31 July 2023	17,151,000	CAD$0.33	3.16	CAD$ -
Vested and fully exercisable at 31 July 2023	12,989,000	CAD$0.41	2.69	CAD$ -

As of 31 July 2023, the following stock options are outstanding:

Number of options outstanding	Number of options exercisable	Exercise price	Expiry dates
775,000	775,000	CAD$0.57	10 December 2023
1,600,000	1,600,000	CAD$0.88	21 August 2024
250,000	250,000	CAD$0.93	1 October 2024
200,000	200,000	CAD$0.88	23 January 2025
250,000	250,000	CAD$0.405	1 March 2025
1,375,000	1,375,000	CAD$0.67	30 April 2025
350,000	350,000	CAD$0.88	21 August 2024
150,000	150,000	CAD$0.61	10 December 2023
80,000	80,000	CAD$0.57	10 December 2023
1,250,000	1,250,000	CAD$0.68	6 March 2026
250,000	250,000	CAD$0.65	5 April 2024
448,000	336,000	CAD$0.44	30 November 2026
200,000	200,000	CAD$0.44	30 November 2024
200,000	200,000	CAD$0.15	8 July 2027
4,050,000	-	CAD$0.065	25 April 2028
5,723,000	5,723,000	CAD$0.065	25 April 2028
17,151,000	12,989,000

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

Total fair value of the stock options granted during the year ended 31 July 2023 was calculated to be $395,526 using the Black-Scholes Option Pricing Model using the following weighted average assumptions:

Expected life of the options	2.76 years
Expected volatility	103%
Expected dividend yield	Nil
Risk-free interest rate	3.27%

The Company recorded total stock-based compensation expense of $270,693 (2022 - $435,266) for the year ended 31 July 2023 and 2022, respectively, in connection with prior issuances of options to purchase common stock. Stock-based compensation expense is included in general and administrative expenses on the accompanying statements of operations.

Share Purchase Warrants

	Number of warrants	Weighted average exercise price
Outstanding at 31 July 2021	17,215,284	CAD$1.21
Issued	1,000,000	USD$0.16
Outstanding at 31 July 2022	18,215,284	CAD$1.16
Issued	15,000,000	USD$0.10
Expired	(12,415,284)	CAD$1.49
Outstanding at 31 July 2023	20,800,000	CAD$0.23

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

During the year ended 31 July 2023, the Company issued 15,000,000 warrants in connection with the issuance of convertible debentures pursuant to SPAs (Note 12). The Warrants will entitle the holders to acquire Warrant Shares until December 19, 2026, at an exercise price of US$0.10 per Warrant Share, subject to customary adjustments. The Warrants can be exercised on a cash basis or on a cashless (net exercise) basis. The Debentures was accounted for as a liability in its entirety equal to the proceeds received from issuance, net of the fair value of the 15,000,000 Warrants valued at $592,159 using the Black Scholes Option Pricing Model using the following assumptions, which was recorded as a debt discount:

Expected life of the options	4 years
Expected volatility	107%
Expected dividend yield	0%
Risk-free interest rate	3.03%

As of 31 July 2023, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
4,800,000	USD$0.40	19 July 2025
15,000,000	USD$0.10	19 December 2026
1,000,000	USD$0.16	14 June 2027
20,800,000	CAD$0.23

As of 31 July 2022, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
11,780,134	CAD$1.50	17 May 2023
635,150	CAD$1.25	16 May 2023
4,800,000	USD$0.40	19 July 2025
1,000,000	USD$0.16	14 June 2027
18,215,284	CAD$1.16

15.	Segment Information and Major Customers

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

Segment revenue and net loss were as follows during the year ended 31 July 2023:

31 July 2023
Revenue
Wholesale	$5,070,441
Retail	17,749,542
Total	$22,819,983

Net loss before taxes
Wholesale	$(5,520,602)
Retail	(5,321,539)
All others	(7,312,063)
Total	$(18,154,204)

During the year ended 31 July 2023, the Company had no major customer over 10% of its revenues.

16.	Supplemental Disclosures with Respect to Cash Flows

	Year Ended 31 July
	2023	2022
Cash paid during the period for interest	$1,037,208	$876,364
Cash paid during the period for income taxes	$25,663	$3,436,572

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

On the assumption of a lease in California for NMG CA C1, a lease in Illinois for NMG IL 4, a lease in New Jersey, and an extension of a lease in California for Canopy, the Company recognized right-of-use assets, and a corresponding increase in lease liability, in an aggregate amount of $4,329,416 which represented the present value of future lease payments using a discount rate of 12% per annum.

17.	Commitments and Contingencies

From time to time, the Company may be subject to various legal proceedings in the ordinary course of its business. The Company intends to take appropriate action with respect to any such legal actions, including by defending itself against such legal claims as necessary.

Acquisition of Long Beach

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

Acquisition of Assets – Crafted Plants NJ

On 21 December 2022, in conjunction with the Crafted Plant NJ asset acquisition, the Company issued 16,666,667 shares of its common stock, which will be held in escrow and will not be released to the Sellers until the Surviving Entity achieves certain milestones (Note 9).  Since no cannabis sales have commenced, the $50,000 liability for consultant is not payable.

The Company entered into a three-year strategic advisory services agreement with Bengal Capital dated 5 January 2023 (“Bengal Advisory Agreement”). The Company shall pay Bengal Capital $240,000 on each anniversary, of which $60,000 is to be paid in cash and $180,000 is to be paid in cash, common stock, or warrants to purchase shares of the Company’s common stock, in such proportions as are determined by the Company. The Company has accrued $140,000 under this agreement as of July 31, 2023. In addition, if the Company successfully obtains a cultivation license in New Jersey during the term of the Bengal Advisory Agreement, the Company will owe a fee of $1,000,000, which will be payable in the form of the Company’s common stock or a warrant to purchase shares of the Company’s common stock, in either case as requested by Bengal Capital. As of July 31, 2023, no license has been obtained and therefore the related fee has not been paid or accrued.

Acquisition of Canopy

At 31 July 2023, the Company had $100,000 in consulting fee payable to the sellers of Canopy (Note 9), related to the common shares that are to be issued to the Canopy sellers 18 months after the First Amendment in June 2022, that was not included in the purchase consideration and is included in accrued liabilities.

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

Acquisition of Assts – Illinois

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

As of July 31, 2023, the Company has paid $114,816 under this agreement, leaving $618,334 to be earned subsequent to year-end.

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

19.	Discontinued Operations and Assets Held for Sale

The following table summarizes the Company's loss from discontinued operations for the years ended July 31, 2023 and 2022. The gain and loss resulting from the forgiveness of intercompany payables has been eliminated in consolidation.

F-39

	2023	2022

Sales	$7,364,410	$8,265,339
Cost of sales	(4,398,644)	(4,768,324)
Gross profit	2,965,766	3,497,015

Operating expenses	(2,479,390)	(2,504,514)
Other items	(13,406)	(60,928)
Impairment of Michigan assets	(944,015)	-
	(3,436,811)	(2,565,442)

Income (loss) from discontinued operations before income taxes	$(471,045)	$931,573
Income tax expense	(82,744)	(744,323)
Net income (loss) from discontinued operations	(553,789)	187,250

The assets and liabilities associated with discontinued operations consisted of the following as of July 31, 2023 and 2023:

	2023	2022
Assets associated with discontinued operations
Cash	$164,882	$385,176
Accounts receivable	20,335	36,740
Prepaids	238,756	217,566
Inventory	208,794	314,570
Property and equipment, net	1,143,818	1,920,249
Operating lease right-of-use assets	356,748	890,962
Brand and licenses, net	1,897,295	2,177,141

Total assets associated with discontinued operations	4,030,628	5,942,404

Liabilities associated with discontinued operations
Accounts payables and accrued liabilities	214,129	307,415
Operating lease liabilities	365,170	771,667

Total liabilities associated with discontinued operations	$579,299	$1,079,082

Total assets and liabilities associated with discontinued operations are presented as current assets and liabilities, respectively, due to the fact that they are likely to be sold within 12 months.

A reconciliation of the beginning and ending balances of assets held for sale during the year ended 31 July 2023 and 2022 is as follows:

	Available for Sale Subsidiaries	Discontinued Operations	Total

Balance as of 31 July 2021	$3,939,208	$-	$3,939,208
Transferred in	1,230,011	1,178,794	2,408,805
Ongoing activity from discontinued operations	(405,609)	-	(405,609)

Balance as of 31 July 2022	4,763,610	1,178,794	5,942,404
Ongoing activity from discontinued operations	(732,982)	-	(732,982)
Disposition	-	(1,178,794)	(1,178,794)

Balance as of 31 July 2023	$4,030,628	$-	$4,030,628

Available for Sale Subsidiaries

In July 2023 and August 2023, the Company approved the sale of the Ohio operations.

NMG OH 1 disposition

The company entered into an equity purchase agreement (the “EPA”) dated 21 July 2023, between the Company’s wholly owned subsidiary, DEP Nevada, NMG OH 1 and FarmaceuticalRX, LLC (the “Purchaser”), DEP sold all of the issued and outstanding interests and other ownership, equity or profits interests in NMG OH 1 to the Purchaser. On 17 October 2023, pursuant to (the “Disposition”). Pursuant to the closing of the Disposition, on 17 October 2023 (the “Closing Date”), the Purchaser paid an initial total consideration of US$8.225 million (US$7,975,000 on closing plus US$250,000 deposit upon signing of the EPA) (the “Initial Purchase Price”) in cash to DEP Nevada, which Initial Purchase Price is subject to a working capital adjustment and other customary adjustments pursuant to the EPA to be calculated within 365 days of the Closing Date (the “Final Purchase Price”). Also see Note 21.

Membership Interest Purchase Agreement (NMG OH P1)

On September 5, 2023, DEP entered into a membership interest purchase agreement (the “NMG OH P1 Purchase Agreement”) with LMTB LLC, an Ohio limited liability company (the “LMTB”), pursuant to which DEP will sell the issued and outstanding membership interests (the “NMG OH P1 Interests”) in NMG OH P1 to LMTB for the purchase price of US$2,000,000, subject to adjustment in the event that NMG OH P1’s Working Capital (as defined in the NMG OH P1 Purchase Agreement) on the NMG OH P1 Closing Date (as hereinafter defined) varies from the Target Working Capital (as defined in the NMG OH P1 Purchase Agreement and thereby fixed at zero (0) dollars). An amount equal to the Deposit (as defined in the NMG OH P1 Purchase Agreement), being US$1,000,000, shall be held in escrow by Murphy Schiller & Wilkes LLP as escrow agent (the “NMG OH P1 Escrow Agent”) pursuant to the terms and conditions of an escrow agreement entered into among DEP, NMG OH P1 and LMTB contemporaneously with the NMG OH P1 Purchase Agreement.

Discontinued Operations

In April 2023, the Company approved the sale of the Michigan retail operation, which was completed in June 2023.

Assets held for sale related to Ohio operations and Michigan retail operation represent a strategic shift in the Company's operations and therefore is classified as available for sale subsidiaries and discontinued operations as of 31 July 2023.

During the year ended 31 July 2023, the Company performed an analysis of any impairments prior to reclassifying certain assets as held for sale and recorded an impairment of $944,015 which is included as a component of loss on impairment in the consolidated statements of operations and comprehensive loss.

20.	Income Taxes

The components of the income tax expense for continuing operations consisted of the following:

	2023	2022
Current:
Federal	$2,588,522	$1,540,516
State	7,471	61,153
	2,595,993	1,601,669
Deferred:
Federal	(427,507)	4,787
State	-	168,153
	(427,507)	172,940

Total expense for income taxes	$2,168,486	$1,774,609

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

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax (benefit) expense are summarized below:

	2023	2022

Net loss for the year before income tax	$(18,154,204)	$(26,640,745)
Federal and state income tax rates	21.00%	21.00%

Expected income tax recovery	(3,806,994)	(5,594,555)
State taxes	(615,593)	(474,933)
Stock options	-	118,816
IRC 280E disallowance	4,318,695	7,648,632
Deferred tax adjustment	(757,256)	(585,809)
Return to provision	(1,543,140)	-
Valuation allowance	968,717	724,287
Change in state tax rate	(186,076)	-
Uncertain tax position	3,790,133	-
Other	-	(61,829)
Total income tax expense	$2,168,486	$1,774,609

The impact of the loss on impairment of goodwill, intangible assets, ROU assets, and loans receivable in the aggregate amount of $9,370,092 is included in the IRC 280E disallowance for 2023. Approximately $19 million was included in the IRC 280E disallowance for the year ended 31 July 2023 related to the impairment losses.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows:

	As at 31 July 2023	As at 31 July 2022
Deferred income tax asset
Fixed assets	$98,512	$-
Brand and license	605,980	559,032
Lease liabilities	595,496	342,437
Investments	263,188	126,395
Net operating loss carryforwards	775,060	276,739

Gross deferred tax assets	2,338,236	1,304,602
Less: valuation allowance	(1,854,715)	(854,143)
Total deferred tax assets	$483,521	$450,459

Deferred tax liabilities:
Inventory	$-	$541,689
Right-of-use assets	483,521	232,939
FY 21 & FY 22 481(a) Adjustment	-	-
Fixed assets	-	103,601
Total deferred tax liabilities	$483,521	$878,229

Net deferred tax liabilities	$-	$(427,770)

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction by jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the fiscal year ended 31 July 2023, the Company has provided a valuation allowance against the Company’s U.S. net deferred tax assets. The net change in the valuation allowance for the fiscal year ended 31 July 2023 was an increase/(decrease) of $1,000,572.

The Company had net operating loss (“NOL”) carryforwards for federal and state income tax purposes of approximately $Nil and $9,092,933, respectively, as of 31 July 2023. State NOL will begin to expire in 2042 and $Nil of the Company's federal NOL will last indefinitely (limited to 80% of taxable income in a given year).

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. The Company may, in the future, experience one or more additional Section 382 “ownership changes.” If so, the Company may not be able to utilize some of its carryforwards or other tax attributes, even if the Company achieves profitability in the jurisdiction of the carryforwards or other tax attributes. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation, due to the significant cost and complexity associated with such a study. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

As of 31 July 2023, the total amount of gross unrecognized tax benefits was $3,648,717, which includes interest and penalties. As of 31 July 2023, $3,648,717 of the total unrecognized tax benefits, if recognized, would have an impact on the Company's effective tax rate.

The Company estimates that approximately $591,087 of unrecognized tax benefits, including penalties and interest, may be recognized in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, California, and Michigan and locally in Ohio. The Company’s tax years for 2019 and forward are subject to examination by the US tax authorities. The Company’s tax years for 2019 and forward are subject to examination by various state tax authorities.

Following is a reconciliation of gross unrecognized tax benefits from uncertain tax positions, excluding the impact of penalties and interest. The tax accounting method was changed to the Farm Price method which allows a more granular assessment of each expense, for the cultivation and manufacturing operations only, to be applied and expensed as cost of goods, to determine net taxable income.

	As at 31 July 2023	As at 31 July 2022

Beginning year balance	$966,992	$996,992
Increase in balance related to tax positions taken during current year	1,068,590	-
Decrease in balance as a result of a lapse of the applicable statute of limitations	(406,508)	-
Increase in balance related to tax positions taken during prior years	2,019,643	-

Net deferred income tax liability	$3,648,717	$996,992

On 27 March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), P.L. 116-136, was passed into law, amending portions of relevant US tax laws, including the Tax Cuts and Jobs Act enacted and accounted for in FY18. Some of the laws that were revised were the IRC 163(j) interest expense limitation; net operating loss carryback, carryforward, and utilization rules; and qualified improvement property depreciation methods. As the CARES Act was enacted prior to the Company’s year-end, the Company has accounted for all of the applicable changes in tax law in the consolidated statement of operations for the years ended 31 July 2023 and 2022 and has determined that any impact is not material to its financial statements.

Beginning on 1 January 2022, the Tax Cuts and Jobs Act (“the Act”), enacted in December 2017, eliminated the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize U.S.-based and non-U.S. based research and development expenditures over five and fifteen years, respectively. There is no impact to our current income tax provision as a result of this tax legislation.

21.	Subsequent Events

Convertible Loan Agreement Assignment

On or around August 22, 2023, DEP assigned the Convertible Loan Agreement to a related entity, Big Stone Farms AR 1, LLC, an Arkansas limited liability company, which is wholly owned by the Company’s Chief Operating Officer and Director, in exchange for an option to purchase the outstanding interests of Big Stone Farms AR 1, LLC for a purchase price of $1.00.

Membership Interest Purchase Agreement (NMG OH P1)

On September 5, 2023, DEP entered into a membership interest purchase agreement (the “NMG OH P1 Purchase Agreement”) with LMTB LLC, an Ohio limited liability company (the “LMTB”), pursuant to which DEP will sell the issued and outstanding membership interests (the “NMG OH P1 Interests”) in NMG OH P1 to LMTB for the purchase price of US$2,000,000, subject to adjustment in the event that NMG OH P1’s Working Capital (as defined in the NMG OH P1 Purchase Agreement) on the NMG OH P1 Closing Date (as hereinafter defined) varies from the Target Working Capital (as defined in the NMG OH P1 Purchase Agreement and thereby fixed at zero (0) dollars). An amount equal to the Deposit (as defined in the NMG OH P1 Purchase Agreement), being US$1,000,000, shall be held in escrow by Murphy Schiller & Wilkes LLP as escrow agent (the “NMG OH P1 Escrow Agent”) pursuant to the terms and conditions of an escrow agreement entered into among DEP, NMG OH P1 and LMTB contemporaneously with the NMG OH P1 Purchase Agreement.

Closing of Equity Purchase Agreement (NMG OH 1)

On 17 October 2023, pursuant to equity purchase agreement (the “EPA”) dated 21 July 2023, between the Company’s wholly owned subsidiary, DEP Nevada, NMG OH 1 and FarmaceuticalRX, LLC (the “Purchaser”), DEP sold all of the issued and outstanding interests and other ownership, equity or profits interests in NMG OH 1 to the Purchaser (the “Disposition”).

Pursuant to the closing of the Disposition, on 17 October 2023 (the “Closing Date”), the Purchaser paid an initial total consideration of US$8.225 million (US$7,975,000 on closing plus US$250,000 deposit upon signing of the EPA) (the “Initial Purchase Price”) in cash to DEP Nevada, which Initial Purchase Price is subject to a working capital adjustment and other customary adjustments pursuant to the EPA to be calculated within 365 days of the Closing Date (the “Final Purchase Price”). Based on the Accepted Adjustment Statement (as defined in the EPA), the parties shall determine if the Final Purchaser Price shall be adjusted upwards or downwards. An amount equal to the Escrow Amount (as defined in the EPA) of US$100,000 from the Final Purchase Price is being held in escrow and will be released to DEP Nevada on the fifth day of the twelfth month after the Closing Date unless there are any indemnification claims pending until such time as the claim is resolved.

In addition, DEP Nevada shall receive a payment of US$2,500,000 (each, a “Bonus Payment”) for each additional dispensary license granted to NMG OH 1 by the State of Ohio Board of Pharmacy or other regulatory body, in accordance with the terms of the EPA. Additional dispensary licenses that will receive the Bonus Payment shall specifically exclude an adult use license issued for the License (as defined in the EPA) and current lease location.

Simultaneously with the closing of the EPA, the Company used US$7.33 million of the Initial Purchase Price funds to fully repay the debt owing to its senior secured lender.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2023 due to material weaknesses regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. The Company was unable to perform an adequate assessment and procedures in determining effective internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All Body and Mind directors hold office until the next annual general meeting of the shareholders unless his office is earlier vacated in accordance with our Bylaws or he becomes disqualified to act as a director. Body and Mind officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Body and Mind executive officers and directors and their respective ages as of the date of this report are as follows:

Name and Position(1)	Age	Principal Occupation and Positions Held During the Last Five Years(1)
Michael Mills President, CEO and Director	54	President and CEO of Body and Mind Inc. (Aug 2019 to present);

Stephen ‘Trip’ Hoffman COO, Corporate Secretaryand Director	58

Chief Operating Officer of Body and Mind (Nov 2018 to present), principle officer of DEP Nevada, Nevada Medical Group, Canopy Monterey Bay, NMG Ohio, NMG OH 1, NMG OH P1, NMG MI 1, NMG MI C1, NMG MI P1, NMG Cathedral City, NMG Long Beach, NMG San Diego, and NMG Chula Vista.

Alexis Podesta Director	43	Director of Body and Mind Inc. (March 2021 to present). Past Cabinet Secretary of the California Business, Consumer Services and Housing Agency.

Brent Reuter Director	56	Director of Body and Mind Inc. (Oct 2019 to present); Senior VP of investors relations and strategy for Australis Capital Inc. (October 2019 to present).

Dong Shim CFO and Director	40

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

Joshua Rosen Director	50

Director of Body and Mind Inc. (Feb 2023 to present); Interim Chief Executive Officer of Goodness Growth Holdings Inc. (Dec. 2022 to present) and director of Goodness Growth Holdings Inc. (Aug 2021 to present); Managing Partner of Bengal Capital (Dec. 2020 to present); Director of 4Front Ventures Corporation (2011 to May 2021).

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Michael MillsMr. Mills was appointed President and Interim Chief Executive Officer on August 21, 2019 and was previously the Vice-President, Communications of the Company from June 2018 to August 21, 2019. On January 23. 2020, Mr. Mills was elected as a director and on April 30, 2020, Mr. Mills was appointed as full-time CEO. Prior to joining the Company, Mr. Mills was the President of Fairlawn Capital Partners Ltd., a consulting company offering finance, communications and capital market solutions to public and private businesses. Mr. Mills has experience in industries including media, manufacturing and technology and held increasingly senior roles at the Financial Post and National Post newspapers. Mr. Mills obtained a Bachelor of Business Administration from Bishop’s University.

Mr. Mills devotes approximately 70% of his time to us. Mr. Mills has entered into a consulting agreement with us.

Stephen “Trip” Hoffman Mr. Hoffman has been a Board member since March 1, 2020 and was appointed as Chief Operating Officer (“COO”) of the Company on November 15, 2018 and as the Corporate Secretary on June 5, 2023. Mr. Hoffman was previously the Chief Executive Officer of Bolder Venture Ltd., a privately held medical and recreational marijuana cultivation and dispensary company located in Boulder, Colorado, from 2016 until his appointment as Chief Operating Officer of the Company. From 2011 to 2016, Mr. Hoffman was the Chief Executive Officer of Trading Block Holdings Inc., a financial technology company located in Chicago, Illinois. Mr. Hoffman obtained a PhD in physics from Purdue University in December 1991.

Mr. Hoffman devotes approximately 100% of his time to us.

Dong ShimMr. Shim was appointed as the Chief Financial Officer of the Company on August 21, 2019 and was a Board member from December 15, 2016 to February 1, 2023. Mr. Shim is a partner and founder of Shim & Associates LLP (June 2013 to present) and Golden Tree Capital Corp. (November 2015 to present) providing accounting and other business advisory services to numerous companies in various industries. Mr. Shim is a director of National Securities Administrators Ltd. (May 2017 to present), Chief Financial Officer for E-Play Digital Inc. (November 2016 to present), Chief Financial Officer for Arizona Silver Exploration Inc. (August 2017 to present), Chief Financial Officer for Canamex Resources Corp. (August 2017 to present), Chief Financial Officer for Mission Ready Solutions Inc. (June 2017 to present), Chief Financial Officer for Organimax Nutrient Corp. (April 2018 to present), Chief Financial Officer for Avricore Health Inc. (February 2018 to September 2018), and interim Chief Financial Officer of Reliq Health Technologies Inc. (November 2018 to March 2020).

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

Ms. Podesta devotes approximately 15% of her time to us.

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

Joshua Rosen. Mr. Rosen has been a Board member since February 1, 2023 and is a director nominee of BaM I, A Series of Bengal Catalyst Fund SPV, LP (“Bengal”) pursuant to the Securities Purchase Agreement between Bengal and the Company, dated December 19, 2022, whereby until the later of (a) the repayment or conversion of the principal amount of the debenture purchased by Bengal from the Company, and (b) Bengal (or any of its affiliates) ceasing to own at least 10% of the issued and outstanding common stock of the Company on an as-converted-basis in the aggregate, Bengal shall be entitled to nominate one (1) director to the Board of Directors. Mr. Rosen is the Interim President of Goodness Growth Holdings Inc. (Dec. 5, 2022 to present) and has been serving as a director of Goodness Growth Holdings Inc. since August 2021. Mr. Rosen also serves as the Managing Partner of Bengal Capital, a cannabis investment and advisory firm since December 2020.  From 2011 to May of 2021, Mr. Rosen was a director of 4Front Ventures Corporation and was previously the Executive Chairman and CEO of 4Front and its predecessor companies, having founded 4Front in 2011. Previously, Mr. Rosen gained private equity experience managing the investment arm for a large Phoenix-based family office and also worked extensively in the public markets as an equity analyst having held positions at Credit Suisse and ABN AMRO Bank N.V.  Mr. Rosen is also on the Board of Managers of Ninety Plus Coffee, LLC.  Mr. Rosen holds a Bachelor of Arts in Economics and Philosophy from Beloit College.

Mr. Rosen devotes about 10% of his time to us.

Significant Employees

Body and Mind does not have any employees and its officers and directors provide their services on a consulting basis. Body and Mind has approximately 142 full and part-time employees at all of its locations.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended July 31, 2023, except as follows:

Name	Position Held	Late or Unfiled Report
Joshua Rosen	Director	Form 3 filed late and Form 4 filed late
Alexis Podesta	Director	Form 4 filed late

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

Compensation Committee

Our Compensation Committee is comprised of Mr. Reuter, Mr. Hoffman and Ms. Podesta. This committee reviews and recommends to our Board of Directors the salaries, and benefits of all employees, consultants, directors and other individuals compensated by us.

Audit Committee

The Audit Committee is comprised of Mr. Rosen, Ms. Podesta and Mr. Reuter.

Our Board of Directors has determined that we have at least one financial expert. Ms. Podesta and Mr. Reuter are considered independent.

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

(c)

each of Body and Mind’s three most highly compensated executive officers, or the three most highly compensated individuals acting in a similar capacity, other than the CEO and CFO, at the end of the most recently completed financial year whose total compensation was, individually, more than $100,000 for that financial year; and

(d)

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

Stock Options

On February 3, 2023, our Board of Directors adopted the 2023 Stock and Incentive Plan (the “2023 Plan”).  The purpose of the 2023 Plan is to promote the interests of the Company and its stockholders by aiding the Company in attracting and retaining employees, officers, consultants, advisors and non-employee directors capable of assuring the future success of the Company, to offer such persons incentives to put forth maximum efforts for the success of the Company’s business and to compensate such persons through various stock and cash‑based arrangements and provide them with opportunities for stock ownership in the Company, thereby aligning the interests of such persons with the Company’s stockholders.

The 2023 Plan supersedes, replaces and is in substitution for the Company’s 2012 Incentive Stock Option Plan, which was originally ratified by the Board on October 25, 2012, as was ratified by the stockholders of the Company at the Company’s annual meeting held on December 10, 2012.  There are 7,553,000 stock options outstanding under the 2012 Incentive and Stock Option Plan as of the date of adoption of the 2023 Plan, which are covered under the 2023 Plan, and which was approved by the Company’s shareholders on March 31, 2023.

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

Summary Compensation Table

Michael Mills, our President, Chief Executive Officer and director, Dong Shim, our Chief Financial Officer, Darren Tindale, our former Corporate Secretary and former Chief Financial Officer, and Stephen Hoffman, our Chief Operating Officer, Corporate Secretary and director are NEOs for the purposes of the following disclosure.

The compensation for those NEOs, directly or indirectly, for our most recently completed financial years ended July 31, 2023 and 2022 are as follows:

					Non-equity incentive plan compensation ($)		Nonqualified deferred
Name and Principal Position	Fiscal Year	Salary $	Share- based awards $	Option- based awards $	Annual incentive plans	Long-term incentive plans	compensation earnings ($)	All other compensation ($)	Total compensation $
Michael Mills(1)	2023	212,505	-	75,059	-	-	-	-	287,564
President, CEO and director	2022	284,533	-	93,090	-	-	-	-	377,623

Dong Shim(2)	2023	81,614	-	37,934	-	-	-	-	119,548
CFO	2022	134,693	-	55,333	-	-	-	-	190,026

Darren Tindale(3)	2023	56,647	-	22,136	-	-	-	-	78,783
Former Secretary and Former CFO	2022	87,748	-	21,021	-	-	-	-	108,769

Stephen Hoffman(4)	2023	185,000	-	75,778	-	-	-	-	260,778
COO, Secretary and Director	2022	185,000	-	92,736	-	-	-	-	277,736

Notes:

(1)	Mr. Mills was appointed a President and Interim CEO on Aug. 21, 2019. Mr. Mills was elected as a director on January 23, 2020 and was appointed full-time CEO on April 30, 2020.
(2)

Mr. Shim was appointed CFO in December 2016. He resigned on March 6, 2017 and was reappointed as interim CEO in August 2017 and resigned on November 14, 2017 when Mr. Clough was appointed as CEO. Mr. Shim was appointed CFO on August 21, 2019.

(3)

Mr. Tindale was appointed CFO on March 7, 2017. Mr. Tindale resigned as the CFO on August 21, 2019 and was appointed Corporate Secretary on the same date. Mr. Tindale resigned as Corporate Secretary on June 2, 2023..

(4)	Mr. Hoffman was appointed COO on November 15, 2018, was appointed a director on March 1, 2020, and was appointed as Corporate Secretary on June 5, 2023.

During our most recently completed financial years, we did not pay any other executive compensation to our NEOs.

Incentive Plan Awards

The stock options to purchase shares of our common stock that we granted to our NEOs during the fiscal year ended July 31, 2023 was on April 25, 2023 as set out in the table below.

	Date of Option Grant	# of Options	Fair Value $
Michael Mills	April 25, 2023	2,474,000	74,558
Stephen Hoffman	April 25, 2023	2,499,000	75,277
Dong Shim	April 25, 2023	1,300,000	38,582
Darren Tindale	April 25, 2023	700,000	20,305

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as of July 31, 2023, relating to outstanding equity awards held by each NEO:

Outstanding Equity Awards at Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) (exercise- able)	Number of Securities Underlying Unexer- cised Options (#) (unexer- ciseable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexer- cised Unearned Options (#)	Option Exercise Price (CAD$)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Mills(1)	100,000 250,000 200,000 275,000 250,000 168,000 1,474,000	N/A N/A N/A N/A N/A 56,000 1,000,000	N/A N/A N/A N/A N/A N/A N/A	0.57 0.88 0.88 0.67 0.68 0.44 0.065	12/10/2023 08/21/2024 01/23/2025 04/30/2025 03/06/2026 11/30/2026 04/25/2028	N/A	N/A	N/A	N/A
Dong Shim(2)	250,000 250,000 200,000 250,000 950,000	N/A N/A N/A N/A 350,000	N/A N/A N/A N/A N/A	0.57 0.88 0.67 0.68 0.065	12/10/2023 08/21/2024 04/30/2025 03/06/2026 04/25/2028	N/A	N/A	N/A	N/A
Darren Tindale (3)	250,000 250,000 50,000 100,000 650,000	N/A N/A N/A N/A 50,000	N/A N/A N/A N/A N/A	0.57 0.88 0.67 0.68 0.065	12/10/2023 08/21/2024 04/30/2025 03/06/2026 04/25/2028	N/A	N/A	N/A	N/A
Stephen Hoffman (4)	175,000 350,000 250,000 250,000 250,000 168,000 1,499,000	N/A N/A N/A N/A N/A 56,000 1,000,000	N/A N/A N/A N/A N/A N/A N/A	0.57 0.88 0.405 0.67 0.68 0.44 0.065	12/10/2023 08/21/2024 03/01/2025 04/30/2025 03/06/2026 11/30/2026 04/25/2028	N/A	N/A	N/A	N/A

Notes:

(1)	Mr. Mills was appointed a President and Interim CEO on Aug. 21, 2019. Mr. Mills was elected as a director on January 23, 2020 and was appointed full-time CEO on April 30, 2020.
(2)

Mr. Shim was appointed CFO in December 2016. He resigned on March 6, 2017 and was reappointed as interim CEO in August 2017 and resigned on November 14, 2017 when Mr. Clough was appointed as CEO. Mr. Shim was appointed CFO on August 21, 2019.

(3)

Mr. Tindale was appointed CFO on March 7, 2017. Mr. Tindale resigned as the CFO on August 21, 2019 and was appointed Corporate Secretary on the same date. Mr. Tindale resigned as Corporate Secretary on June 2, 2023.

(4)	Mr. Hoffman was appointed COO on November 15, 2018, was appointed as a director on March 1, 2020, and was appointed as Corporate Secretary on June 5, 2023.

Pension Plan Benefits

We have no pension plans that provide for payments or benefits at, following or in connection with retirement.

Director Compensation

The following table set forth information relating to the compensation paid to our non-executive directors for the fiscal year ended July 31, 2023:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Brent Reuter	Nil	—	16,169	—	—	—	16,169
Alexis Podesta	Nil	—	8,978	—	—	—	8,978
Joshua Rosen	Nil	—	2,233	—	—	—	2,233

As at July 31, 2023, our non-executive directors held stock options to acquire an aggregate of 2,150,000 shares of our common stock as follows: Brent Reuter – 1,200,000 stock options; Alexis Podesta – 700,000 stock options; and Joshua Rosen – 250,000 stock options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 10, 2023 by (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our officers and directors, and (iii) our officers and directors as a group. Unless otherwise indicated, it is our understanding and belief that the shareholders listed possess sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (1)		Percentage of Beneficial Ownership
Directors and Officers:
Michael Mills, President, Chief Executive Officer and Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	3,229,000	(2)	2.2%
Brent Reuter, Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	1,050,000	(3)	*
Stephen (Trip) Hoffman, Chief Operating Officer c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	3,318,000	(4)	2.2%
Dong Shim, Chief Financial Officer and Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	2,125,960	(5)	1.4%
Alexis Podesta, Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	550,000	(6)	*
Joshua Rosen, Director c/o Suite 750,1095 West Pender Street Vancouver, British Columbia, Canada, V6E 2M6	61,171,229	(7)	31.9%

All directors and executive officers as a group (6 persons)	71,444,189	(8)	35.4%
Major Stockholders:
Bengal Impact Partners, LLC 6608 E. 2nd St. Scottsdale, AZ 85251	54,164,285	(9)(12)	28.3%
BAM I, A Series of Bengal Catalyst Fund SPV, LP 6608 E. 2nd St. Scottsdale, AZ 85251	41,250,000	(10)(12)	22.0%
Sanjay Tolia 6608 E. 2nd St. Scottsdale, AZ 85251	54,830,952	(11)(12)	28.6%

Notes:

*	Less than one percent.

(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares: (i) voting power, which includes the power to vote, or to direct the voting of such security; and (ii) investment power, which includes the power to dispose or direct the disposition of the security. Certain shares of common stock may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares of common stock are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares of common stock outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of common stock of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Proxy Statement. As of November 10, 2023, there were 146,636,974 shares of common stock of the Company issued and outstanding.

(2)

This figure represents (i) 188,000 shares of common stock held by Mr. Mills, (ii) 18,000 shares of common stock held by Mr. Mills’ wife, and (iii) stock options to purchase 3,023,000 shares of common stock which have vested or will vest within 60 days of the date hereof.

(3)	This figure represents stock options to purchase 1,050,000 shares of common stock which have vested or will vest within 60 days of the date hereof.

(4)

This figure represents (i) 70,000 shares of common stock held by Mr. Hoffman, and (ii) stock options to purchase 3,248,000 shares of common stock which have vested or will vest within 60 days of the date hereof.

(5)

This figure represents (i) 138,460 shares of common stock held by Mr. Shim, and (ii)  stock options to purchase 1,987,500 shares of common stock which have vested or will vest within 60 days of the date hereof.

(6)	This figure represents stock options to purchase 550,000 shares of common stock which have vested.

58

(7)

This figure represents (i) 6,944,444 shares of common stock held by Mr. Rosen, (ii) stock options to purchase 62,500 shares of common stock which have vested or will vest within 60 days of the date hereof, (iii) 1,333,333 shares of common stock held by Bengal Impact Partners, LLC (the “Manager”), which Mr. Rosen shares investment control and voting power over the Manager with Sanjay Tolia, (iv) 7,830,952 shares of common stock held by Bengal Catalyst Fund, LP, which is managed by the Manager, (v) BAM I, a Series of Bengal Catalyst Fund SPV, LP (“BAM I”), which is managed by the Manager, purchased from the Company (a) 8% five year convertible debenture in the principal amount of $2,750,000, the principal and interest of which are convertible into shares of common stock at a price of $0.10 per share (the “BAM I Note”), and (b) four year warrants exercisable for 13,750,000 shares of common stock at a price of $0.10 per share (the “BAM I Warrants”), and (vi) pursuant to a certain Nominee Agreement dated February 3, 2023, by and among Mindset Value Fund LP, a Delaware limited liability company, Mindset Value Wellness Fund LP, a Delaware limited partnership, Mindset Capital LLC, a Delaware limited liability company (collectively, the “Mindset Entities”), and the Manager, the Manager has sole voting and dispositive control over an aggregate of (x) 8% five year convertible debentures in the principal amount of $250,000, the principal and accrued interest of which are convertible into shares of common stock at a price of $0.10 per share (the “Mindset Notes”), and (y) four year warrants exercisable for 1,250,000 shares of common stock at a price of $0.10 per share (the “Mindset Warrants”), owned by the Mindset Entities. Except for the 6,944,444 shares of common stock held directly in Mr. Rosen’s name, he disclaims beneficial ownership of the securities reported herein, except to the extent of his pecuniary interest therein. Does not take into account any beneficial ownership limitations set forth in the BAM I Note, Mindset Notes, BAM I Warrants and Mindset Warrants, which were waived in February 2023. Also, these figures exclude shares of common stock issuable at the election of BAM I and the Mindset Entities upon conversion of accrued interest (both past and future) into shares of common stock.

(8)

This figure represents (i) 16,523,189 shares of common stock, (ii) 15,000,000 shares of common stock issuable upon exercise of warrants, (iii) stock options to purchase 9,921,000 shares of common stock, which have vested or will vest within 60 days of the date hereof, and (iv) 30,000,000 shares of common stock issuable upon conversion of convertible debentures. Mr. Rosen shares investment control and voting power over the Manager with Sanjay Tolia. BAM I is managed by the Manager, which has sole investment control and voting power over the securities held by BAM I. Pursuant to that certain Nominee Agreement dated February 3, 2023, by and among the Mindset Entities and the Manager, the Manager has sole voting and dispositive control over the Mindset Notes and Mindset Warrants. Except for the 6,944,444 shares of common stock held directly in Mr. Rosen’s name, he disclaims beneficial ownership of the securities reported herein, except to the extent of his pecuniary interest therein. Does not take into account any beneficial ownership limitations set forth in the BAM I Note, Mindset Notes, BAM I Warrants and Mindset Warrants, which were waived in February 2023. Also, these figures exclude shares of common stock issuable at the election of BAM I and the Mindset Entities upon conversion of accrued interest (both past and future) into shares of common stock.

(9)

This figure represents (i) 1,333,333 shares of common stock held directly by the Manager, (ii) 7,830,952 shares of common stock held by Bengal Catalyst Fund, LP, which is managed by the Manager, (iii) BAM I Note in the principal amount of $2,750,000, (iv) BAM I Warrants exercisable for 13,750,000 shares of common stock, (v) Mindset Notes in the principal amount of $250,000, (vi) Mindset Warrants exercisable for 1,250,000 shares of common stock. BAM I is managed by the Manager, which has sole investment control and voting power over the securities held by BAM I. Pursuant to that certain Nominee Agreement dated February 3, 2023, by and among the Mindset Entities and the Manager, the Manager has sole voting and dispositive control over the Mindset Notes and Mindset Warrants. Except for the 1,333,333 shares of common stock held directly by the Manager, the Manager disclaims beneficial ownership of the securities reported herein, except to the extent of its pecuniary interest therein. Does not take into account any beneficial ownership limitations set forth in the BAM I Note, Mindset Notes, BAM I Warrants and Mindset Warrants, which were waived in February 2023. Also, these figures exclude shares of common stock issuable at the election of BAM I and the Mindset Entities upon conversion of accrued interest (both past and future) into shares of common stock.

(10)

This figure represents (i) BAM I Note in the principal amount of $2,750,000, and (ii) BAM I Warrants exercisable for 13,750,000 shares of common stock. BAM I is managed by the Manager, which has sole investment control and voting power over securities held by BAM I. The Manager disclaims beneficial ownership of the shares of common stock held by BAM I, except to the extent of its pecuniary interest therein. Does not take into account any beneficial ownership limitations set forth in the BAM I Note and the BAM I Warrants, which were waived in February 2023. Also, these figures exclude shares of common stock issuable at the election of BAM I upon conversion of accrued interest (both past and future) into shares of common stock.

(11)

This figure represents (i) 666,667 shares of common stock held directly Mr. Tolia, (ii) 1,333,333 shares of common stock held by the Manager, which Mr. Tolia shares investment control and voting power over the Manager with Joshua Rosen, (iii) 7,830,952 shares of common stock held by Bengal Catalyst Fund, LP, which is managed by the Manager, (iv) BAM I Note in the principal amount of $2,750,000, (v) BAM I Warrants exercisable for 13,750,000 shares of common stock, (vi) Mindset Notes in the principal amount of $250,000, and (vii) Mindset Warrants exercisable for 1,250,000 shares of common stock. BAM I is managed by the Manager, which has sole investment control and voting power over securities held by BAM I. Pursuant to that certain Nominee Agreement dated February 3, 2023, by and among the Mindset Entities and the Manager, the Manager has sole voting and dispositive control over the Mindset Notes and Mindset Warrants. Except for the 666,667 shares of common stock held directly in Mr. Tolia’s name, he disclaims beneficial ownership of the securities reported herein, except to the extent of his pecuniary interest therein. Does not take into account any beneficial ownership limitations set forth in the BAM I Note, Mindset Notes, BAM I Warrants and Mindset Warrants, which were waived in February 2023. Also, these figures exclude shares of common stock issuable at the election of BAM I and the Mindset Entities upon conversion of accrued interest (both past and future) into shares of common stock.

(12)

This information is based on a Schedule 13D filed with the SEC jointly by Bengal Impact Partners, LLC, Bengal Catalyst Fund, LP, BAM I, a Series of Bengal Catalyst Fund SPV, LP, Josuahn Rosen, and Sanjay Tolia on April 3, 2023, and the Form 4 filed by Bengal Impact Partners, LLC on May 18, 2023.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described herein, none of the following parties (each a “Related Party”) has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or officers;
•	any person proposed as a nominee for election as a director;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or
•	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the above persons.

Related Party Transactions during the year ended July 31, 2023

	Accounts Payable	Consulting Fees
Dong Shim (CFO)	$-	$81,614
Darren Tindale (Former CFO & Former Corporate Secretary)	$-	$56,647
Michael Mills (President & CEO and Director)	$61,777	$212,505
Stephen Hoffman (COO)	$31,704	$185,000

Included in stock-based compensation for the year ended July 31, 2023 is $238,286 (2022 - $262,180) related to stock options issued to directors and officers of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees and Services

The following is an aggregate of fees billed for each of the last two fiscal years for professional services rendered by our current and prior principal accountants:

	2023	2022
Audit fees	$329,793	$279,920
Audit-related fees	12,500	107,560
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total fees paid or accrued to our principal accountants	$342,293	$387,480

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

3.1(1)	Articles of Incorporation
3.2(1)	Articles of Merger dated September 17, 2010
3.3(20)	Amended and Restated Bylaws
3.4(1)	Certificate of Amendment dated September 30, 2011
3.5(1)	Certificate of Amendment dated September 2, 2014
3.6(1)	Certificate of Change dated November 11, 2014
3.7(1)	Certificate of Amendment dated April 11, 2017
3.8(1)	Certificate of Amendment dated November 14, 2017
3.9(1)	Certificate of Change dated November 14, 2017
3.10(1)	Articles of Exchange dated December 6, 2017
3.11(1)	Certificate of Correction dated December 6, 2017
4.1(22)	2023 Stock and Incentive Plan
4.2(*)	Description of Registrant’s Securities
10.1(1)	Assignment and Novation Agreement dated May 12, 2017
10.2(1)	Amendment to Assignment and Novation Agreement dated November 13, 2017
10.3(1)	Consulting Agreement with TI Nevada dated November 14, 2017
10.4(1)	Consulting Agreement with Toro dated November 14, 2017
10.5(1)	Lease Agreement dated November 10, 2017
10.6(1)	Promissory Note issued by the Company to KAJ Universal Real Estate Investments, LLC dated November 14, 2017
10.7(1)	Promissory Note issued by the Company to MBK Investments, LLC dated November 14, 2017
10.8(1)	Promissory Note issued by the Company to NV Trees, LLC dated November 14, 2017
10.9(1)	Promissory Note issued by the Company to The Rozok Family Trust dated November 14, 2017
10.10(1)	Promissory Note issued by the Company to SW Fort Apache, LLC dated November 14, 2017
10.11(1)	Master Promissory Note issued by the Company to TI Nevada, LLC dated November 14, 2017
10.12(2)	Pepper Lane North LLC - Operating Agreement
10.13(2)	Pepper Lane North LLC – Lease Termination Agreement
10.14(3)	Investment Agreement between Australis Capital Inc. and Body and Mind Inc., dated October 30, 2018
10.15(3)	Form of Amending Agreement between Body and Mind Inc., DEP Nevada Inc., Nevada Medical Group LLC and the Vendors, dated November 2, 2018
10.16(4)	Letter Agreement between Body and Mind Inc., Green Light District Holdings Inc. and David Barakett, dated November 28, 2018
10.17(4)	Security Agreement between Green Light District Holdings Inc. and Body and Mind Inc., dated November 28, 2018
10.18(4)	Loan Agreement between Body and Mind Inc. and Australis Capital Inc., dated November 28, 2018
10.19(4)	General Security Agreement between Body and Mind Inc. and Australis Capital Inc., dated November 28, 2018
10.20(5)	Membership Interest Purchase Agreement between Nevada Medical Group, LLC, NMG Ohio, LLC and each of the members of NMG Ohio, LLC, dated January 31, 2019
10.21(5)	Investment Agreement between Australis Capital Inc. and Body and Mind Inc., dated January 31, 2019
10.22(6)	Convertible Loan Agreement between DEP Nevada Inc. and Comprehensive Care Group LLC, dated effective March 15, 2019
10.23(6)	Convertible Promissory Note issued by Comprehensive Care Group LLC to DEP Nevada Inc., dated effective March 15, 2019

10.24(6)	Management Agreement between Nevada Medical Group LLC and Comprehensive Care Group LLC, dated effective March 15, 2019
10.25(7)	Agency Agreement, dated May 17, 2019, between Body and Mind Inc., M Partners Inc. and PI Financial Corp.
10.26(7)	Form of Subscription Agreement
10.27(7)	Form of Warrant
10.28(7)	Form of Broker Warrant
10.29(7)	Form of Lock Up Agreement
10.30(8)	Management and Administrative Services between Satellites Dip, LLC and NMG Cathedral City, LLC, dated June 6, 2019
10.31(8)	Equipment Lease Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated June 6, 2019
10.32(8)	Loan and Security Agreement between Satellites Dip, LLC and NMG Cathedral City, LLC, dated June 6, 2019
10.33(9)	Conversion Agreement between Body and Mind Inc. and Australis Capital Inc., dated July 1, 2019
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

10.38(10)	Management Assignment and Assumption Agreement between Green Light District Holdings, Inc., NMG Long Beach, LLC and The Airport Collective, Inc., dated June 19, 2019
10.39(10)	Barakett Consulting Agreement between NMG Long Beach, LLC and David Barakett, dated June 19, 2019
10.40(10)	Contemporaneous Loan Agreement between Green Light District Holdings, Inc. and Body and Mind Inc., dated June 19, 2019
10.41(10)	Assignment and First Amendment to Commercial Lease between Green Road, LLC, David Barakett, SGSD, LLC and NMG San Diego, LLC, dated June 13, 2019
10.42(10)	Litigation Loan and Security Agreement between Green Light District Holdings, Inc. and Body and Mind Inc., dated June 19, 2019
10.43(11)	Settlement and Release Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019
10.44(11)	Brand Director Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019
10.45(11)	Brand License Agreement between DEP Nevada Inc. and Satellites Dip, LLC, dated November 30, 2019
10.46(11)	Equipment Purchase Agreement between Satellites Dip, LLC and NMG Cathedral City, LLC, dated November 30, 2019
10.47(11)	First Amendment to Equipment Lease Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019
10.48(11)	Release & Satisfaction of Loan Agreement between NMG Cathedral City, LLC and Satellites Dip, LLC, dated November 30, 2019

10.49(12)	Amended and Restated Consulting Agreement between Body and Mind Inc., Fairlawn Capital Partners Ltd. and Michael Mills, dated January 18, 2021
10.50(12)	Amended and Restated Consulting Agreement between Body and Mind Inc., Golden Tree Capital Corp. and Dong H. Shim, dated January 18, 2021
10.51(12)	Amended and Restated Employment Agreement between Body and Mind Inc. and Stephen ‘Trip’ Hoffman, dated January 18, 2021
10.52(25)	Second Amended and Restated Consulting Agreement with Fairlawn Capital Partners Ltd. and Michael Mills, dated effective June 1, 2021
10.53(25)	Second Amended and Restated Consulting Agreement with Golden Tree Capital Corp. and Dong H. Shim, dated effective June 1, 2021
10.54(25)	Second Amended and Restated Employment Agreement with Stephen ‘Trip’ Hoffman, dated effective June 1, 2021
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

64

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

10.80(*)	Convertible Credit Facility Agreement by and among NMG IL 1, LLC and DEP Nevada, Inc., dated December 26, 2019
10.81(*)	Convertible Credit Facility Agreement by and among NMG IL 4, LLC and DEP Nevada, Inc., dated December 26, 2019
10.82(*)	Membership Interest Purchase Agreement by and between DEP Nevada, Inc. and Big Stone Illinois, LLC with respect to NMG IL 1, LLC, dated December 26, 2019
10.83(*)	Membership Interest Purchase Agreement by and between DEP Nevada, Inc. and Big Stone Illinois, LLC with respect to NMG IL 4, LLC, dated December 26, 2019
10.84(*)	First Amended Membership Interest Purchase Agreement by and between DEP Nevada, Inc. and Big Stone Illinois, LLC with respect to NMG IL 1, LLC, dated December 2, 2022
10.85(*)	First Amended Membership Interest Purchase Agreement by and between DEP Nevada, Inc. and Big Stone Illinois, LLC with respect to NMG IL 4, LLC, dated December 2, 2022
10.86(21)	Stock Purchase Agreement between Big Bhang Events, LLC, NMG MI 1, Inc. and DEP Nevada, Inc., dated April 14, 2023
10.87(21)	Management Services Agreement between Big Bhang Events, LLC and NMG MI 1, Inc., dated April 14, 2023
10.88(23)	Equity Purchase Agreement by and among FarmaceuticalRX, LLC, NMG OH 1, LLC and DEP Nevada, Inc., dated July 21, 2023
10.89(23)	Agreement by and among FarmaceuticalRX, LLC and DEP Nevada, Inc., dated July 21, 2023
10.90(23)	Consent Agreement by and among Body and Mind Inc., DEP Nevada, Inc., NMG OH 1, LLC, FG Agency Lending LLC and Bomind Holdings LLC, dated July 21, 2023
10.91(24)	Membership Interest Purchase Agreement by and among DEP Nevada, Inc., NMG OH P1, LLC and LMTB LLC, dated September 5, 2023
10.92(24)	Agreement by and between DEP Nevada, Inc., NMG OH P1, LLC and LMTB LLC, dated September 5, 2023
10.93(24)	Consent Agreement by and among Body and Mind Inc., DEP Nevada, Inc., NMG OH P1, LLC, FG Agency Lending, LLC and Bomind Holdings LLC, dated September 11, 2023
21.1(*)	Subsidiaries of Body and Mind Inc.
23.1(*)	Consent of Independent Auditors, Sadler, Gibb & Associates, LLC
31.1(*)	Certification of Chief Executive Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
31.2(*)	Certification of Chief Financial Officer pursuant to the Securities Exchange Act of 1934 Rule 13a-14(a) or 15d‑14(a).
32.1(**)	Certifications pursuant to the Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(1)	Form of Voluntary Pooling Agreement with NMG Members
99.2(1)	Escrow Agreement with principals of Deploy dated November 10, 2017
99.3(1)	Form of Pooling Agreement with certain securityholders of the Company
99.4(1)	Amendment to Pooling Agreement with certain securityholders of the Company
99.5(1)	Certification as Medical Marijuana Cultivation Establishment dated November 5, 2017
99.6(1)	Certification as Medical Marijuana Production Establishment dated December 10, 2017
99.7(1)	Conditional Cultivation Business License dated January 1, 2018
99.8(1)	Conditional Production Business License dated January 1, 2018
99.9(1)	Clark County Limited Cultivation Business License dated January 1, 2018
99.10(2)	Conditional Cultivation Business License dated July 1, 2018
99.11(2)	Conditional Production Business License dated July 1, 2018
99.12(2)	Nevada State Business License for NMG dated January 30, 2018
99.13(2)	State of Nevada Medical Marijuana Cultivation Registration Certificate

99.14(2)	State of Nevada Medical Marijuana Production Registration Certificate
99.15(2)	State of Nevada Marijuana Cultivation Facility License
99.16(2)	State of Nevada Marijuana Product Manufacturing License
99.17(11)	Consulting Agreement between Body and Mind Inc., Fairlawn Capital Partners Ltd. and Michael Mills, dated August 21, 2019
99.18(11)	Consulting Agreement between Body and Mind Inc., Toro Pacific Management Inc. and Leonard Clough, dated August 21, 2019
99.19(11)	Consulting Agreement between Body and Mind Inc., Golden Tree Capital Corp. and Dong H. Shim, dated August 21, 2019
99.20(11)	Consulting Agreement between Body and Mind Inc., Stonerock Financial Ltd. and Darren Tindale, dated August 21, 2019
99.21(11)	Employment Agreement between Body and Mind Inc. and Stephen ‘Trip’ Hoffman, dated effective November 15, 2018
101.INS(*)	XBRL Instance Document
101.SCH(*)	XBRL Taxonomy Extension Schema Document
101.CAL(*)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(*)	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB(*)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(*)	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Pate Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Notes:

(*)	Filed herewith.
(**)	Furnished herewith.
(1)	Previously filed as an exhibit to our Form 10 filed with the SEC on June 1, 2018.
(2)	Previously filed as an exhibit to our Form 10 filed with the SEC on October 30, 2018.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 5, 2018
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 4, 2018
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 6, 2019
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 21, 2019
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on May 22, 2019
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 11, 2019
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 8, 2019
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 18, 2019
(11)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 23, 2019
(12)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on February 1, 2021
(13)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 23, 2021
(14)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 6, 2021
(15)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on December 15, 2021
(16)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 21, 2022
(17)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on June 21, 2022
(18)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 23, 2022
(19)	Previously filed as an exhibit to our Current Report on Form 8-K/A filed with the SEC on January 17, 2023
(20)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on January 17, 2023
(21)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 19, 2023
(22)	Previously filed as an exhibit to our Form S-8 registration statement filed with the SEC on June 30, 2023
(23)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on July 26, 2023
(24)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 12, 2023
(25)	Previously filed as an exhibit to our Annual Report on 10-K filed with the SEC on November 19, 2021

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODY AND MIND INC.

Dated: November 13, 2023	By:	/s/ Michael Mills
Michael Mills,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Michael Mills
Dated: November 13, 2023		Michael Mills, President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 13, 2023	By:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated: November 13, 2023	By:	/s/ Stephen Hoffman
Stephen Hoffman, Chief Operating Officer and Director

Dated: November 13, 2023	By:	/s/ Alexis Podesta
Alexis Podesta, Director

Dated: November 13, 2023	By:	/s/ Brent Reuter
Brent Reuter, Director

Dated: November 13, 2023	By:	/s/ Joshua Rosen
Joshua Rosen, Director

