Form 10-Q
period 2023-10-31
BODY & MIND INC.
filed 2023-12-20
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 144,986,000 shares of common stock outstanding as of December 15, 2023.

BODY AND MIND INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.	Statement 1
Condensed Consolidated Interim Balance Sheets
(U.S. Dollars)
ASSETS	As of 31 October 2023	As of 31 July 2023
	(unaudited)
Current
Cash	$890,966	$1,511,051
Accounts receivable, net	638,176	591,291
Interest receivable on convertible loan (Note 6)	312,000	294,000
Prepaids	667,537	542,400
Inventory (Note 5)	2,104,413	2,310,601
Assets held for sale – discontinued operations (Note 19)	1,060,104	4,030,628
Total Current Assets	5,673,196	9,279,971
Deposit	167,193	72,617
Convertible loan receivable (Note 6)	1,812,565	1,700,411
Property and equipment, net (Note 8)	1,712,307	1,827,215
Operating lease right-of-use assets (Note 13)	4,233,383	4,329,634
Brand and licenses, net (Note 10)	3,906,517	3,999,932
TOTAL ASSETS	$17,505,161	$21,209,780

LIABILITIES
Current
Bank overdraft	$-	$509,937
Accounts payable	3,044,759	2,764,672
Accrued liabilities	415,915	462,025
Income taxes payable	4,689,806	1,997,701
Due to related parties (Note 11)	128,853	93,481
Loans payable (Note 12)	231,156	166,001
Current portion of operating lease liabilities (Note 13)	1,142,373	1,099,888
Liabilities related to assets held for sale – discontinued operations (Note 19)	221,449	579,299
Total Current Liabilities	9,874,311	7,673,004
Long-term operating lease liabilities (Note 13)	7,589,889	7,858,817
Loans payable (Note 12)	2,300,000	7,779,659
Convertible debentures – related parties, net (Note 12)	2,510,373	2,480,522
Income taxes payable	4,740,241	4,757,387
TOTAL LIABILITIES	27,014,814	30,549,389

STOCKHOLDERS’ DEFICIT
Capital Stock– Statement 3 (Note 14)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
146,636,974 (31 July 2023 – 146,636,974) Common Shares	14,663	14,663
Additional paid-in capital	55,092,874	55,057,531
Accumulated other comprehensive income	1,113,365	1,482,567
Accumulated Deficit	(66,745,360)	(66,829,507)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO BAM STOCKHOLDERS	(10,524,458)	(10,274,746)
NON-CONTROLLING INTEREST	1,014,805	935,137
TOTAL STOCKHOLDERS’ DEFICIT	(9,509,653)	(9,339,609)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,505,161	$21,209,780

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 2
Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss) (unaudited)
(U.S. Dollars)
	Three Month Period Ended 31 October
	2023	2022

Sales	$5,456,410	$5,848,686
Cost of sales	(3,415,757)	(4,989,055)
Gross profit	2,040,653	859,631

Operating Expenses
Accounting and legal	380,267	224,584
Business development	3,269	171,160
Consulting fees	170,164	240,476
Depreciation and amortization	96,042	280,519
Lease expense	327,740	210,099
Licenses, utilities and office administration	1,195,641	1,013,376
Management fees	88,174	71,705
Salaries and wages	942,442	802,374
Total Operating Expenses	(3,203,739)	(3,014,293)
Net Operating Loss	(1,163,086)	(2,154,662)
Other Income (Expenses)
Foreign exchange, net	-	1,967
Gain on fair value adjustment of convertible loan (Note 6)	112,154	-
Interest expense	(1,859,508)	(381,180)
Interest income	18,000	18,000
Loss on impairment of equipment (Note 8 and 13)	(124,649)	-
Other income	67,298	11,729
Total Other Expenses	(1,786,705)	(349,484)
Net Loss from Continuing Operations Before Income Tax	(2,949,791)	(2,504,146)
Income tax expense	(837,947)	(564,852)
Net Loss from Continuing Operations	(3,787,738)	(3,068,998)
Discontinued Operations
Net income (loss) from discontinued operations, net of tax	(107,112)	116,203
Gain on sale of NMG OH 1, LLC, net of tax	4,058,665	-

Net Income (Loss)	163,815	(2,952,795)
Other Comprehensive Income
Foreign currency translation adjustment	(369,202)	(70,060)
Comprehensive Income (Loss)	$(205,387)	$(3,022,855)
Net income (loss) from continuing operations attributable to:
Body and Mind Inc.	(3,867,406)	(3,232,266)
Non-controlling interest	79,668	102,046

Net income (loss) attributable to:
Body and Mind Inc.	84,147	(3,054,841)
Non-controlling interest	79,668	102,046

Comprehensive income (loss) attributable to:
Body and Mind Inc.	(285,055)	(3,124,901)
Non-controlling interest	79,668	102,046
Loss per share attributable to Body and Mind Inc. – Basic and Diluted
Continuing Operations	$(0.03)	$(0.03)
Discontinued Operations	$0.03	$0.00
	$0.00	$(0.03)
Weighted Average Number of Shares Outstanding – Continuing operations
Basic	146,636,974	113,668,613
Diluted	146,636,974	113,668,613

Weighted Average Number of Shares Outstanding – Discontinuing operations	146,636,974	113,668,613
Basic	150,956,766	113,668,613
Diluted

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 3
Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (unaudited)
(U.S. Dollars)

	Share Capital Common Shares		Additional paid-in	Accumulated Other comprehensive	Accumulated	Non-controlling
	Shares	Amount	capital	income	Deficit	interest	Total
Balance at 31 July 2023	146,636,974	$14,663	$55,057,531	$1,482,567	$(66,829,507)	$935,137	$(9,339,609)
Stock-based compensation (Note 14)	-	-	35,343	-	-	-	35,343
Foreign currency translation adjustment	-	-	-	(369,202)	-	-	(369,202)
Net income	-	-	-	-	84,147	79,668	163,815
Balance at 31 October 2023	146,636,974	$14,663	$55,092,874	$1,113,365	$(66,745,360)	$1,014,805	$(9,509,653)

Balance at 31 July 2022	113,668,613	$11,366	$52,344,573	$1,224,093	$(45,803,026)	$475,010	$10,105,419
Stock-based compensation (Note 14)	-	-	32,458	-	-	-	32,458
Foreign currency translation adjustment	-	-	-	(70,060)	-	-	(70,060)
Net loss	-	-	-	-	(3,054,842)	102,046	(2,952,796)
Balance at 31 October 2022	113,668,613	$11,366	$52,377,031	$1,154,033	$(48,857,868)	$577,056	$7,115,021

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 4
Condensed Consolidated Interim Statements of Cash Flows (unaudited)
(U.S. Dollars)
	Three Month Period Ended 31 October
Cash Resources Provided By (Used In)	2023	2022
Operating Activities
Net loss from continuing operations	$(3,787,738)	$(3,068,998)
Items not affecting cash:
Accrued interest and accretion	1,216,859	124,211
Accrued interest income	(18,000)	(18,000)
Amortization of intangible assets	93,415	257,413
Operating lease expenses	96,251	274,945
Depreciation	70,486	189,068
Gain on fair value adjustment of convertible loan	(112,154)	-
Loss on impairment of equipment	124,649	-
Stock-based compensation	35,343	32,458
Accounts receivable and prepaids	(172,022)	(50,548)
Inventory	206,188	742,772
Deposits	(94,576)	-
Trade payables and accrued liabilities	233,977	278,977
Income taxes payable and deferred taxes	311,464	621,454
Due to related parties	35,372	(59,036)
Operating lease liabilities	(226,443)	(250,574)
Cash used in operating activities from continuing operations	(1,986,929)	(987,080)
Cash provided by operating activities from discontinued operations	868,571	336,785
Cash used in operating activities	(1,118,358)	(589,073)

Investing Activities
Purchase of property and equipment	(80,227)	(4,646)
Proceeds from loan receivable	70,876	115,309
Cash (used in) provided by investing activities from continuing operations	(9,351)	110,663
Cash provided by (used in) investing activities from discontinued operations	8,047,983	(3,674)
Cash provided by investing activities	8,038,632	106,989

Financing Activities
Payment of bank overdraft	(509,937)	-
Payments of loans payable	(6,672,388)	(8)
Cash used in financing activities	(7,182,325)	(8)

Effect of exchange rate changes on cash	(369,202)	(70,060)
Cash transferred from assets held for sale	11,168	89,929

Net Increase (Decrease) in Cash	(620,085)	(462,223)
Cash– Beginning of Period	1,511,051	1,469,099
Cash– End of Period	$890,966	$1,006,876

Supplemental Disclosures with Respect to Cash Flows (Note 16)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.
Notes to Condensed Consolidated Interim Financial Statements
For the Three Months ended 31 October 2023
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

Principles of Consolidation

These consolidated financial statements include the financial statements of the Company and its subsidiaries as follows:

Name	Jurisdiction	Ownership	Date of acquisition or formation
DEP Nevada Inc. (“DEP Nevada”)	Nevada, USA	100%	10 August 2017
Nevada Medical Group LLC (“NMG”)	Nevada, USA	100%	14 November 2017
NMG Long Beach LLC (“NMG LB”)	California, USA	100%	18 December 2018
NMG San Diego LLC (“NMG SD”)	California, USA	60%	30 January 2019
NMG Ohio LLC (“NMG Ohio”)	Ohio, USA	100%	27 April 2017
NMG OH P1, LLC (“NMG OH P1”)	Ohio, USA	100%	30 January 2020
NMG MI C1 Inc.	Michigan, USA	100%	24 June 2021
NMG MI P1 Inc.	Michigan, USA	100%	24 June 2021
Canopy Monterey Bay, LLC (“Canopy”)	California, USA	100%	30 November 2021
NMG CA P1, LLC (“NMG CA P1”)	California, USA	100%	7 January 2020
NMG CA C1, LLC (“NMG CA C1”)	California, USA	100%	7 October 2020
BaM Body and Mind Dispensary NJ, Inc. (“BAM NJ”)	New Jersey, USA	95%	21 December 2022
NMG TX 1 LLC	Texas, USA	100%	22 March 2023
NMG IL4, LLC (“NMG IL 4”)	Illinois, USA	100%	25 April 2023

   These consolidated financial statements include the Company’s wholly-owned subsidiaries of NMG MI 1 Inc. and NMG OH 1, LLC up to the date of disposition on June 13, 2023 and on October 17 2023, respectively (Note 19). Also see the Consolidated Variable Interest Entity accounting policy in Note 3.

   All inter-company transactions and balances are eliminated upon consolidation.

2. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after 15 December 2022.  The adoption of this amendment did not have a significant impact on the consolidated financial statements.

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

In the opinion of management, the unaudited consolidated interim financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s fiscal year 2023 Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on 14 November 2023.

Consolidated Variable Interest Entity

A variable interest entity (“VIE”) is an entity that either (i) has insufficient equity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the VIE economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

If the Company determines that it has operating power over an entity and the obligation to absorb losses or receive benefits from such entity, the Company consolidates such entity as a VIE in its capacity as the primary beneficiary, and if the Company determines it does not, then the Company does not consolidate the entity. The Company’s involvement constitutes power that is most significant to the entity when it has unconstrained decision-making ability over key operational functions within the entity.

Assets recognized as a result of consolidating VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the applicable consolidated VIEs.

During the three months ended 31 October 2023, the Company commenced consolidating Big Stone Farms AR 1, LLC (“Big Stone AR 1”) as a VIE, an Arkansas limited liability company.  Also see Note 6.

Accounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 31 October 2023 and 31 July 2023, the Company has no allowance for doubtful accounts.

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

The Company periodically reviews its inventory for obsolete and potentially impaired items.  Any identified slow moving and obsolete items are written down to its net realizable value through a charge to cost of goods sold.  As of 31 October 2023 and 31 July 2023, the Company has no allowance for inventory obsolescence.

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

Intangible assets

Intangible assets acquired from third parties are measured initially at fair value and either classified as indefinite life or finite life depending on their characteristics. Intangible assets with indefinite lives are tested for impairment at least annually and intangible assets with finite lives are reviewed for indicators of impairment at least annually. The Company’s brands and licenses acquired from NMG had indefinite lives; therefore, no amortization was recognized. The Company’s brands and licenses acquired by NMG SD have a finite life of 10 years, licenses acquired by Canopy have a finite life of 10 years and are amortized over these estimated useful lives on a straight-line basis.  Brands acquired by Canopy have indefinite lives.

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

Impairment of indefinite-lived assets

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

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. As of 31 October 2023, potential common shares are comprised of 17,151,000 outstanding options, 20,800,000 outstanding warrants and 32,077,810 shares issuable on conversion of convertible debentures.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As of 31 October 2023 and 31 July 2022, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is in U.S. dollars. The Company’s subsidiaries have a functional currency in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Exchange gains and losses on inter-company balances that form part of the net investment in foreign operations are included in other comprehensive income. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The exchange rates used to translate Canadian dollar to U.S. dollar was 0.7209 for monetary assets and liabilities and 0.7367 as an average rate for transactions occurred during the period ended 31 October 2023. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net loss.

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

4. Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 October 2023 and 31 July 2023:

	As of 31 October 2023	As of 31 July 2023
Financial assets at fair value
Cash	$890,966	$1,511,051
Convertible loan receivable	1,812,565	1,700,411

Total financial assets at fair value	$2,703,531	$3,211,462

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company had working capital deficit of $4,201,115 at 31 October 2023 and the Company required additional financing to meet all current and future financial obligations which caused substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these financial statements. The Company anticipates that cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 12 months from the issuance of these financial statements.  Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth.

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

5. Inventory

	31 October 2023	31 July 2023

Work in progress	$496,302	$652,825
Finished goods	792,373	604,519
Consumables	815,738	1,053,257

Total	$2,104,413	$2,310,601

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

The Company had advanced $1,250,000 (31 July 2023 - $1,250,000) at 31 October 2023, and accrued interest income of $18,000 (2023 - $18,000) for the three months ended 31 October 2023. As of 31 October 2023, total interest receivable was $312,000 (31 July 2023 - $294,000).

On or around August 22, 2023, DEP assigned the convertible loan agreement to a related entity, Big Stone AR 1, an Arkansas limited liability company, which is wholly owned by the Company’s Chief Operating Officer and Director, in exchange for an option to purchase the outstanding interests of Big Stone AR 1 for a purchase price of $1.00.  Big Stone AR 1 was consolidated for the period due to the fact that it was controlled by the Company’s Chief Operating Officer.  The terms of the convertible loan agreement remain the same.

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

The assumptions used in the Black-Scholes Option Pricing Model for the conversion option are as follows: (i) equity price of $39,335 per unit calculated as BAM’s portion of the future projected profits, on a per unit basis, discounted using Weighted Average Cost of Capital of 26.5%; (ii) exercise price of $31,250 per unit as there are 40 units in total, (iii) volatility of 103.625% using similar companies and BAM as benchmark, (iv) expected life of 1.90 years and (v) risk-free rate of 5.185%.

The sum of these two valuation models resulted in an estimated fair value of the loan receivable balance of $1,812,565 as of 31 October 2023. The change in the fair value of the convertible loan receivable has been recorded as a gain on fair value adjustment of convertible loan during the period ended 31 October 2023.

7. Operating loans to CCG

In addition to the convertible loan receivable (Note 6), the Company provides operating loans to CCG that are non-interest bearing, unsecured and due on demand.  During the three months ended 31 October 2023, the Company advanced $202,124 (2023 - $303,716) to CCG and received repayments totaling $273,000 (2023 - $419,025) for a net increase in loan payable of $70,876 (2023 – $115,309). At 31 October 2023, the amount payable to CCG was $219,097 (31 July 2023 - $148,221).  See also Note 12.

8. Property and Equipment

	Office Equipment	Production Equipment	Kitchen Equipment	Vault Equipment	Leasehold Improvements	Total
Cost:
Balance, 31 July 2023	$62,892	$235,685	$22,052	$8,163	$2,150,661	$2,479,453
Additions	-	-	-	-	80,227	80,227
Impairment	-	(235,685)	(22,052)	-	-	(257,737)
Balance, 31 October 2023	62,892	-	-	8,163	2,230,888	2,301,943

Accumulated Depreciation:
Balance, 31 July 2023	25,705	120,479	12,609	2,914	490,531	652,238
Depreciation	2,265	-	-	294	65,649	70,486
Impairment	-	(120,479)	(12,609)	-	-	(133,088)
Balance, 31 October 2023	27,970	-	-	3,208	558,458	589,636

Net Book Value:
At 31 July 2023	37,187	115,206	9,443	5,249	1,660,130	1,827,215
At 31 October 2023	$34,922	$-	$-	$4,955	$1,672,430	$1,712,307

For the three months ended 31 October 2023, a total depreciation of $4,903 (2023 - $34,165) was included in General and Administrative Expenses and a total depreciation of $65,583 (2023 - $234,688) was included in Cost of Sales.

During the three months ended 31 October 2023, the Company recorded an impairment loss of $124,649 related to the production equipment and kitchen equipment.

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

On September 22, 2023, DEP sold 5% of the outstanding shares (the “Subject Shares”) of BaM Body and Mind Dispensary NJ, Inc. (“BaM NJ”) to an individual who resides in New Jersey (the “Purchaser”) in exchange for $1.00, and concurrently therewith, DEP and the Purchaser entered into an option agreement (the “Option”) whereby the Purchaser granted DEP the option to acquire to Subject Shares for the purchase price of $1.00.  In addition, in connection with the sale of the Subject Shares to the Purchaser and the Option, the Purchaser, DEP and BaM NJ entered into a consulting agreement (the “Consulting Agreement”) whereby the Purchaser shall assist BaM NJ with its pre-license matters with the New Jersey Cannabis Regulator Commission and post-license operational matters to maintain the license.  Pursuant to the Consulting Agreement, and provided that BaM NJ is issued a commercial cannabis retain license in and from the State of New Jersey, BaM NJ shall pay to the Purchaser an aggregate amount of $50,000 for the services to be provided by the Purchaser to BaM NJ.

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

10. Intangible Assets, Net

			As of 31 October 2023
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Indefinite life intangible assets:
Brand	$370,000	-	$-	$370,000

Amortizable intangible assets:
Licenses	4,683,508	10.0	(1,146,991)	3,536,517

Total intangible assets	$5,053,508		$(1,146,991)	$3,906,517

			As of 31 July 2023
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Indefinite life intangible assets:
Brand	$370,000	-	$-	$370,000

Amortizable intangible assets:
Licenses	4,683,508	10.0	(1,053,576)	3,629,932

Total intangible assets	$5,053,508		$(1,053,576)	$39,999,932

Amortization expense for intangible assets was $93,415 (2022 - $257,413) for the three months ended 31 October 2023.

The expected amortization of the intangible assets, as of 31 October 2023, for each of the next five years and thereafter is as follows:

2024	$278,216
2025	370,616
2026	370,616
2027	370,616
2028	371,632
Thereafter	1,774,821
$3,536,517

11.  Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the three months ended 31 October 2023 and 2022 are as follows:

	For the three months ended 31 October 2023	For the three months ended 31 October 2022
A company controlled by the President, Chief Executive Officer and a director Management fees	$56,208	$54,931
A company controlled by the Chief Financial Officer and a director Management fees	31,966	32,363
A company controlled by the former Corporate Secretary Management fees	-	18,132
	$88,174	$105,426

At 31 October 2023, amounts owing to related parties of $128,853 (31 July 2023 - $93,481) are as follows:

a)	As of 31 October 2023, the Company owed $86,405 (31 July 2023 - $61,777) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 31 October 2023, the Company owed $31,704 (31 July 2023 - $31,704) to the Chief Operating Officer.

c)	As of 31 October 2023, the Company owed $10,744 (31 July 2023 - $Nil) to the Chief Financial Officer of the Company and a company controlled by him.

d)	See also Note 9 for merger agreement and Note 12 for convertible debentures financing with entities controlled by the Company’s Director.

e)	See also Note 9 for the acquisition of NMG IL 4.

f)

The Company is committed to pay a commission fee of 2.5% of the transaction total to Bengal Impact Partners LLC, a company controlled by Josh Rosen, in connection with the disposition of NMG OH 1 (Note 19).

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

12. Loans Payable and Convertible Debenture

As of 31 October 2023 and 31 July 2023, the following loans payable are outstanding:

	31 October 2023	31 July 2023
FocusGrowth loan	$-	$6,666,667
Long Beach loan	10,260	10,728
CCG loan	219,097	148,221
Canopy loan
Secured promissory note	2,300,000	2,300,000
Unsecured loan balance	1,799	7,052
Total principal amount	$2,531,156	$9,132,668
Debt discount	-	(1,187,008)
Outstanding balance, net	$2,531,156	$7,945,660
Current portion	(231,156)	(166,001)
Long-term portion	$2,300,000	$7,779,659

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

During the three months ended 31 October 2023, in connection with the disposition of NMG OH 1 (Note 19), the Company fully repaid the loan in the amount of $7,335,722, which included the principal balance of $6,666,666, accrued interest of $326,512, and prepayment premium of $342,543 included in interest expense on the consolidated statements of operations and comprehensive income (loss).

During the three months ended 31 October 2023, the Company recorded interest expense of $1,415,504 related to this loan, which included $1,187,008 of unamortized debt discount fully recognized during the period.

Long Beach loan

The loan payable at 31 October 2023 in the amount of $10,260 (31 July 2023 - $10,728) assumed from NMG LB is unsecured, non-interest bearing and has no set terms of repayment.

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

The loan payable at 31 October 2023 in the amount of $1,799 (31 July 2023 - $7,052) assumed from Canopy is unsecured, non-interest bearing and has no set terms of repayment.

CCG loan

The Company received operating loans from CCG that are non-interest bearing, unsecured and due on demand. During the three months ended 31 October 2023, the Company advanced $202,124 (2023 - $303,716) to CCG and received repayments totaling $273,000 (2023 - $419,025) for a net increase in loan payable of $70,876 (2023 – $115,309). At 31 October 2023, the amount payable to CCG was $219,097 (31 July 2023 - $148,221).  See also Note 7.

Convertible Debenture Financing – Related Parties

As of 31 October 2023 and 31 July 2023, the following convertible debentures are outstanding:

	31 October 2023	31 July 2023
BAM I, A Series of Bengal Catalyst Fund SPV, LP (related party – Note 9)	$2,750,000	$2,750,000
Mindset Value Fund LP	150,000	150,000
Mindset Value Wellness Fund LP	100,000	100,000
Total principal amount	$3,000,000	$3,000,000
Debt discount	(489,627)	(519,478)
Outstanding balance, net	$2,510,373	$2,480,522

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

During the three months ended 31 October 2023, the Company recorded the interest expense of $90,344 related to the Debentures. The loan balance as at 31 October 2023 was $3,000,000, net of remaining debt discount of $489,627 (31 July 2023 - $519,478).

13. Operating Leases

The Company as a Lessor

a)

On 21 July 2023, Nevada Medical Group, LLC and Moj NV, LLC entered into a Manufacturing Equipment Lease Agreement, whereby Moj NV will lease certain equipment from the Company. Moj NV is solely responsible for the operation and maintenance of the equipment and all costs related thereto. The term of the agreement commenced on 21 July 2023 and received a deposit of $20,000 that will be applied to the last monthly rent payment. For the first year of the lease, the rent is $20,000 per month. The lease can be terminated by either party with a 90-day written notice, or 30-day notice with cause. The Company records monthly rent payments as other income as they are received.

The Company as a Lessee

b)

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

c)

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

d)

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

e)

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

f)

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

g)

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

On 21 September 2021, the Company issued the necessary common shares to settle milestone (i) above. During the year ended 31 July 2022, the Company accrued an additional $231,374 and were included in the related operating lease liability for milestone (ii) above. Milestones (iii) and (iv) have not yet been achieved as of 31 October 2023.

At 31 July 2022, in order to better utilize its resources, it was deemed unlikely that the Company will continue to pursue the opportunity for a cultivation facility in Michigan. As a result, the Company impaired the right-of-use asset related to this lease during the year ended 31 July 2022. The lease liability at 31 October 2023 related to NMG MI C1 was $1,412,454.

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

On 21 September 2021, the Company issued the necessary common shares to settle milestone (i) above. During the year ended 31 July 2022, the Company accrued an additional $239,173 and were included in the related operating lease liability for milestone (ii) above.

At 31 July 2022, in order to better utilize its resources, it was deemed unlikely that the Company will continue to pursue the opportunity for a production facility in Michigan. As a result, the Company impaired the right-of-use asset related to this lease during the year ended 31 July 2022. The lease liability at 31 October 2023 related to NMG MI P1 was $470,818.

The value of the common shares will be calculated based on the lesser of: (1) the closing market price on the respective milestone achievement date and (2) a ten percent discount to the twenty-day volume weighted average price for the twenty days immediately prior to the respective milestone achievement date(s).

Leases for 254 River St., Manistee, Michigan 49660 were subject to the Company subsidiaries receiving approval by the State of Michigan and could be cancelled by the Company if licences were not awarded. The licenses for NMG MI P1 and NMG MI C1 were issued on 19 July 2021.

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

During the three months ended 31 October 2023, the Company recorded a total lease expense of $380,990 related to the amortization of right-of-use assets, of which $345,967 was included in Operating Expenses and $35,023 was included in Cost of Sales.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$492,959

Weighted-average remaining lease term – operating leases	6.82 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2024	$1,621,429
2025	2,026,131
2026	1,978,981
2027	1,677,468
2028 and thereafter	5,700,655
Total lease payments	$13,004,664
Less imputed interest	(4,272,404)
Total	$8,732,260
Less current portion	(1,142,371)
Long term portion	$7,589,889

At 31 October 2023 and 31 July 2023, the right-of-use assets and the lease liabilities related to NMG OH 1 and NMG OH P1 have been reclassified to assts held for sale and liabilities related to assets held for sale as follows:

	31 October 2023	31 July 2023
NMG OH 1 – right-of-use assets	$-	$158,336
NMG OH P1 – right-of-use assets	$191,668	$198,412

NMG OH 1- lease liabilities	$-	$162,552
NMG OH P1 – lease liabilities	$196,030	$202,618

The right-of-use assets and the lease liabilities associated with NMG OH 1 have been deconsolidated as of the date of the disposition (Note 19).

14. Capital Stock

The Company’s authorized share capital comprises 900,000,000 Common Shares, with a $0.0001 par value per share.

Pursuant to the ShowGrow Long Beach Purchase Agreement, the Company issued 2,681,006 common shares in escrow. The share consideration was subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which occurred in November 2023 (Note 21). As a result, the Company will be releasing 1,030,032 common shares to the seller and will be returning 1,650,974 common shares to the Company’s treasury for cancellation.

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

	Number of options	Weighted average exercise price	Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2022	9,453,000	CAD$0.67	2.11	CAD$	-
Granted	9,773,000	CAD$0.07		CAD$	-
Expired	(2,075,000)	CAD$0.64		CAD$	-
Outstanding at 31 July 2023	17,151,000	CAD$0.33	3.39	CAD$	-
Outstanding at 31 October 2023	17,151,000	CAD$0.33	3.14	CAD	-
Vested and fully exercisable at 31 October 2023	14,001,500	CAD$0.39	2.84	CAD$	-

As of 31 October 2023, the following stock options are outstanding:

Number of options outstanding	Number of options exercisable	Exercise price	Expiry dates
775,000	775,000	CAD$0.57	10 December 2023
1,600,000	1,600,000	CAD$0.88	21 August 2024
250,000	250,000	CAD$0.93	1 October 2024
200,000	200,000	CAD$0.88	23 January 2025
250,000	250,000	CAD$0.405	1 March 2025
1,375,000	1,375,000	CAD$0.67	30 April 2025
350,000	350,000	CAD$0.88	21 August 2024
150,000	150,000	CAD$0.61	10 December 2023
80,000	80,000	CAD$0.57	10 December 2023
1,250,000	1,250,000	CAD$0.68	6 March 2026
250,000	250,000	CAD$0.65	5 April 2024
448,000	336,000	CAD$0.44	30 November 2026
200,000	200,000	CAD$0.44	30 November 2024
200,000	200,000	CAD$0.15	8 July 2027
4,050,000	1,012,500	CAD$0.065	25 April 2028
5,723,000	5,723,000	CAD$0.065	25 April 2028
17,151,000	14,001,500

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

Total fair value of the stock options granted was calculated to be $395,526 using the Black-Scholes Option Pricing Model using the following weighted average assumptions:

Expected life of the options	2.76 years
Expected volatility	103%
Expected dividend yield	Nil
Risk-free interest rate	3.27%

The Company recorded total stock-based compensation expense of $35,343 (2023 - $32,458) for the three ended 31 October 2023 and 2022, respectively, in connection with prior issuances of options to purchase common stock. Stock-based compensation expense is included in general and administrative expenses on the accompanying statements of operations.

Share Purchase Warrants

	Number of warrants	Weighted average exercise price
Outstanding at 31 July 2023	20,800,000	CAD$0.23
Outstanding at 31 October 2023	20,800,000	CAD$0.23

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

As of 31 October 2023 and 31 July 2023, the following warrants are outstanding:

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

Segment revenue and net loss were as follows during the three months ended 31 October 2023:

31 October 2023
Revenue
Wholesale	$898,184
Retail	4,558,226
Total	$5,456,410

Net loss from continuing operations before taxes
Wholesale	$(121,424)
Retail	264,206
All others	(3,092,573)
Total	$(2,949,791)

During the three months ended 31 October 2023, the Company had no major customer over 10% of its revenues.

16. Supplemental Disclosures with Respect to Cash Flows

	Three Months Ended 31 October
	2023	2022
Cash paid during the period for interest	$223,670	$222,451
Cash paid during the period for income taxes	$1,600	$4,620

17.  Commitments and Contingencies

From time to time, the Company may be subject to various legal proceedings in the ordinary course of its business. The Company intends to take appropriate action with respect to any such legal actions, including by defending itself against such legal claims as necessary.

Acquisition of Long Beach

On 3 July 2019, the Company entered into various agreements with GLDH and other third parties to acquire 100% ownership interest in GLDH’s Long Beach, California dispensary ("ShowGrow Long Beach"). The purchase price was $6,700,000, of which $1,500,000 was paid in common shares of the Company at a price of CAD$0.7439 per common share to a maximum of 2,681,006 common shares (the “Share Payment”) upon NMG LB receiving the transfer of all licenses, permits and BCC authorizations for NMG LB to conduct medical and adult-use commercial cannabis retail operations. The 2,681,006 common shares were issued on 12 August 2019.  The Share Payment is subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which is expected to occur in the near future.  The Share Payment reduction is pending and, as a result, the related shares have not been released from escrow.  Any final settlement that is different than liabilities' balances currently recorded will be allocated to other income or expense.  The Company closed the acquisition of ShowGrow Long Beach. As a result of finalization of seller liabilities during closing, the Company has released 1,030,032 shares of common stock previously issued and held in escrow pending closing to the seller. Additionally, as a result of the working capital settlement, the Company has returned to treasury 1,650,974 shares of common stock that were previously issued and held in escrow subsequent to the three months ended 31 October 2023 (Note 21).

Acquisition of Assets – Crafted Plants NJ

On 21 December 2022, pursuant to the terms of the Merger Agreement, the Company issued to the Sellers an aggregate of 16,666,667 shares of its common stock, which will be held in escrow and will not be released to the Sellers until the Surviving Entity achieves certain milestones (Note 9).  Since no cannabis sales have commenced, the $50,000 liability for consultant is not payable.

The Company entered into a three-year strategic advisory services agreement with Bengal Capital dated 5 January 2023 (“Bengal Advisory Agreement”). The Company shall pay Bengal Capital $240,000 on each anniversary, of which $60,000 is to be paid in cash and $180,000 is to be paid in cash, common stock, or warrants to purchase shares of the Company’s common stock, in such proportions as are determined by the Company. The Company has accrued $200,000 under this agreement as of 31 October 2023. In addition, if the Company successfully obtains a cultivation license in New Jersey during the term of the Bengal Advisory Agreement, the Company will owe a fee of $1,000,000, which will be payable in the form of the Company’s common stock or a warrant to purchase shares of the Company’s common stock, in either case as requested by Bengal Capital. As of 31 October 2023, no license has been obtained and therefore the related fee has not been paid or accrued.

On September 22, 2023, DEP sold 5% of the outstanding shares (the “Subject Shares”) of BaM Body and Mind Dispensary NJ, Inc. (“BaM NJ”) to an individual who resides in New Jersey (the “Purchaser”) in exchange for $1.00, and concurrently therewith, DEP and the Purchaser entered into an option agreement (the “Option”) whereby the Purchaser granted DEP the option to acquire to Subject Shares for the purchase price of $1.00.  In addition, in connection with the sale of the Subject Shares to the Purchaser and the Option, the Purchaser, DEP and BaM NJ entered into a consulting agreement (the “Consulting Agreement”) whereby the Purchaser shall assist BaM NJ with its pre-license matters with the New Jersey Cannabis Regulator Commission and post-license operational matters to maintain the license.  Pursuant to the Consulting Agreement, and provided that BaM NJ is issued a commercial cannabis retain license in and from the State of New Jersey, BaM NJ shall pay to the Purchaser an aggregate amount of $50,000 for the services to be provided by the Purchaser to BaM NJ.

Acquisition of Canopy

At 31 October 2023, the Company had $100,000 in consulting fee payable to the sellers of Canopy (Note 9), related to the common shares that are to be issued to the Canopy sellers 18 months after the First Amendment in June 2022, that was not included in the purchase consideration and is included in accrued liabilities.

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

Acquisition of Assets - Illinois

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

As of 31 October 2023, the Company has paid $199,817, leaving $533,333 to be earned subsequent to October 31, 2023.

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

19.  Discontinued Operations and Assets Held for Sale

The following table summarizes the Company’s loss from discontinued operations for the years ended 31 October 2023 and 2022. The gain and loss resulting from the forgiveness of intercompany payables has been eliminated in consolidation.

	Three months ended 31 October 2023	Three months ended 31 October 2022

Sales	$1,254,673	$1,983,009
Cost of sales	(728,422)	(1,203,434)
Gross profit	526,251	779,575

Operating expenses	(424,025)	(602,978)
Other items	(618)	827
	(424,643)	(602,151)

Income from discontinued operations before income taxes	$101,608	$177,424
Income tax expense	(208,720)	(61,221)
Net income (loss) from discontinued operations	$(107,112)	$116,203

The assets and liabilities associated with discontinued operations consisted of the following as of 31 October 2023 and 31 July 2023:

	31 October 2023	31 July 2023
Assets associated with discontinued operations
Cash	$10,079	$164,882
Accounts receivable	23,161	20,335
Prepaids	74,340	238,756
Inventory	111,248	208,794
Property and equipment, net	649,608	1,143,818
Operating lease right-of-use assets	191,668	356,748
Brand and licenses, net	-	1,897,295

Total assets associated with discontinued operations	1,060,104	4,030,628

Liabilities associated with discontinued operations
Accounts payable and accrued liabilities	25,419	214,129
Operating lease liabilities	196,030	365,170

Total liabilities associated with discontinued operations	$221,449	$579,299

Total assets and liabilities associated with discontinued operations are presented as current assets and liabilities, respectively, due to the fact that they are likely to be sold within 12 months.

A reconciliation of the beginning and ending balances of assets held for sale for the three months ended 31 October 2023 and for year ended 31 July 2023 are as follows:

	Available for Sale Subsidiaries	Discontinued Operations	Total

Balance as of 31 July 2022	$4,763,610	$1,178,794	$5,942,404
Ongoing activity from discontinued operations	(732,982)	-	(732,982)
Disposition	-	(1,178,794)	(1,178,794)

Balance as of 31 July 2023	4,030,628	-	4,030,628
Ongoing activity from discontinued operations	(111,137)	-	(111,137)
Disposition	(2,859,387)	-	(2,859,387)

Balance as of 31 October 2023	$1,060,104	$-	$1,060,104

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

20.  Income Taxes

For the three months ended 31 October 2023 and 2022, the Company recorded an income tax expense of $837,947 and $564,852, respectively.

The provision for income taxes represents federal and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes and certain nondeductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition de-recognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

As of 31 October 2023, the Company had unrecognized tax benefits of all of which would currently affect the Company's effective tax rate if recognized. The Company estimates that approximately $706,210 of unrecognized tax benefits, including penalties and interest, may be recognized in the next 12 months. Interest expense and penalties of $35,667 related to unrecognized tax benefits were recorded through 31 October 2023. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances.  Settlement of any particular position could require the use of cash.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. Currently, the Company is not under examination by any taxing authority.

21.  Subsequent Event

The Company closed the Long Beach asset purchase transaction that was entered into in late June 2019. As a result of finalization of seller liabilities during closing, the Company has released 1,030,032 shares of common stock previously issued and held in escrow pending closing to the seller. Additionally, as a result of the working capital settlement, the Company has returned to treasury 1,650,974 shares of common stock that were previously issued and held in escrow.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “BAM”, “Company”, “we”, “our”, and “us” refer to Body and Mind Inc. unless the context suggests otherwise.

FORWARD-LOOKING STATEMENTS

The following management’s discussion and analysis of the Company’s financial condition and results of operations (the “MD&A”) contains forward-looking statements that involve risks and uncertainties. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements, including, without limitation, the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, including the consolidated financial statements and related notes contained therein. These factors, or any one of them, may cause our actual results or actions in the future to differ materially from any forward-looking statement made in this document.  Refer to “Forward-looking Statements” as disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2023, our most recently completed year end, to October 31, 2023, and our results of operations for the three months ended October 31, 2023, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

Company Overview

Body and Mind is a multi-state cannabis operator, which has retail, distribution, cultivation, and/or processing operations in Nevada, California, Arkansas, Ohio and Illinois. The company is also engaged in the development of retail licenses in New Jersey.

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

We, through our indirect wholly-owned subsidiary NMG Long Beach, LLC (“NMG LB”), have been managing the BaM Body and Mind branded Long Beach dispensary since early August 2019.  NMG LB received all approvals for final transfer of the licenses required to operate the medical and adult-use cannabis retail dispensary in Long Beach which was acquired by NMG LB at the end of August 2020, and the final formal closing matters occurred at the end of November 2023.

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

Our head office located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each.  All of our subsidiaries are directly or indirectly owned by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest	Date of Acquisition or formation
DEP Nevada Inc.(1)	Nevada, USA	100%	August 10, 2017
Nevada Medical Group, LLC(2)	Nevada, USA	100%	November 14, 2017
NMG Long Beach, LLC(3)	California, USA	100%	December 18, 2018
NMG Cathedral City, LLC(4)	California, USA	100%	January 4, 2019
NMG San Diego, LLC(5)	California, USA	60%	January 30, 2019
NMG Ohio LLC(6)	Ohio, USA	100%	April 27, 2017
NMG OH P1, LLC(7)	Ohio, USA	100%	January 30, 2020
NMG MI P1 Inc. (8)	Michigan, USA	100%	June 24, 2021
NMG MI C1 Inc. (9)	Michigan, USA	100%	June 24, 2021
Canopy Monterey Bay, LLC (10)	California, USA	100%	November 30, 2021
NMG CA P1, LLC(11)	California, USA	100%	January 7, 2020
NMG CA C1, LLC(12)	California, USA	100%	October 7, 2020
BaM Body and Mind Dispensary NJ, Inc.(13)	New Jersey, USA	95%	December 21, 2022
NMG TX 1 LLC(14)	Texas, USA	100%	March 22, 2023
NMG IL4, LLC (15)	Illinois, USA	100%	April 25, 2023

Notes:

(1)	DEP Nevada Inc. is a wholly-owned subsidiary of Body and Mind Inc.
(2)	Nevada Medical Group, LLC is a wholly-owned subsidiary of DEP Nevada Inc.

(3)	NMG Long Beach, LLC is a wholly-owned subsidiary of DEP Nevada Inc..
(4)	NMG Cathedral City, LLC is a wholly-owned subsidiary of DEP Nevada Inc. and was dissolved on March 8, 2022.
(5)	NMG San Diego, LLC is a 60% owned subsidiary of DEP Nevada Inc.
(6)	NMG Ohio LLC is a wholly-owned subsidiary of Nevada Medical Group LLC, which is inactive.
(7)	NMG OH P1, LLC is a wholly-owned subsidiary of DEP Nevada Inc. which is in the process of being sold to a third party purchaser with definitive agreements executed September 5, 2023.
(8)	NMG MI P1 Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(9)	NMG MI C1 Inc. is a wholly-owned subsidiary of DEP Nevada, Inc.
(10)	Canopy Monterey Bay, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(11)	NMG CA P1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(12)	NMG CA C1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(13)	BaM Body and Mind Dispensary NJ, Inc. (formerly, CraftedPlants NJ Corp.) is a 95% owned subsidiary of DEP Nevada, Inc.
(14)	NMG TX 1 LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(15)	NMG IL4, LLC is a wholly-owned subsidiary of DEP Nevada, Inc., pending regulatory approval.

On June 13, 2023 and on October 17, 2023, the Company disposed of its wholly-owned subsidiaries, NMG MI 1, Inc. and NMG OH 1, LLC, respectively, to third party purchasers.

Recent Developments

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
(2)

DEP issued a secured promissory note in favor of the Sellers for the principal amount of $2,300,000.00, which bears interest at a rate of 10% per annum compounded annually and has a maturity date of November 30, 2026 (the “Promissory Note”).

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

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on December 23, 2022 and is incorporated by reference herein.

On September 22, 2023, DEP sold 5% of the outstanding shares (the “Subject Shares”) of BaM Body and Mind Dispensary NJ, Inc. (“BaM NJ”) to an individual who resides in New Jersey (the “Purchaser”) in exchange for $1.00, and concurrently therewith, DEP and the Purchaser entered into an option agreement (the “Option”) whereby the Purchaser granted DEP the option to acquire to Subject Shares for the purchase price of $1.00.  In addition, in connection with the sale of the Subject Shares to the Purchaser and the Option, the Purchaser, DEP and BaM NJ entered into a consulting agreement (the “Consulting Agreement”) whereby the Purchaser shall assist BaM NJ with its pre-license matters with the New Jersey Cannabis Regulator Commission and post-license operational matters to maintain the license.  Pursuant to the Consulting Agreement, and provided that BaM NJ is issued a commercial cannabis retain license in and from the State of New Jersey, BaM NJ shall pay to the Purchaser an aggregate amount of $50,000 for the services to be provided by the Purchaser to BaM NJ.

Limited Waiver and Amendment to Loan Agreement

The Company and its subsidiaries DEP, NMG, NMG OH 1, LLC (“NMG OH 1”) through the date of disposition, NMG OH P1, LLC (“NMG OH P1”), NMG LB, NMG MI C1, Inc. (“NMG C1”), NMG MI P1, Inc. (“NMG MI P1”), NMG MI 1, Inc. (“NMG MI 1”) through the date of disposition, NMG CA C1, LLC, NMG CA P1, LLC, NMG CA 1, LLC and NMG Cathedral City (each, a “Guarantor” and collectively, the “Guarantors” and together with the Company, the “Loan Parties”) entered into a loan agreement (the “Loan Agreement”) with FG Agency Lending, LLC (the “Agent”) and Bomind Holdings LLC (together with its successors and assigns, the “Lender”), dated July 19, 2021, as amended on November 30, 2021, June 14, 2022, December 12, 2022 and December 16, 2022.

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

The foregoing descriptions of the convertible credit facility agreement between DEP and NMG IL 1 (the “NMG IL 1 Convertible Credit Agreement”), the convertible credit facility agreement between DEP and NMG IL 4 (the “NMG IL 4 Convertible Credit Agreement”), the membership interest purchase agreement between DEP and Big Stone with respect to NMG IL 1 (the “NMG IL 1 MIPA”), the membership interest purchase agreement between DEP and Big Stone with respect to NMG IL 4 (the “NMG IL 4 MIPA”), the first amended membership interest purchase agreement between DEP and Big Stone with respect to NMG IL 1 (the “Amended NMG IL 1 MIPA”) and the first amended membership interest purchase agreement between DEP and Big Stone with respect to NMG IL 4 (the “Amended NMG IL 4 MIPA”) do not purport to be complete and are qualified in their entirety by the NMG IL 1 Convertible Credit Agreement, the NMG IL 4 Convertible Credit Agreement, the NMG IL 1 MIPA, the NMG IL 4 MIPA, the Amended NMG IL 1 MIPA and the Amended NMG IL 4 MIPA, which are filed as Exhibits 10.80, 10.81, 10.82, 10.83, 10.84 and 10.85 to our Annual Report on Form 10-K filed with the SEC on November 14, 2023 and are incorporated by reference herein.

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

The foregoing description of the Stock Purchase Agreement does not purport to be complete and is qualified in its entirety by the Stock Purchase Agreement, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 19, 2023 and is incorporated by reference herein.

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

The foregoing descriptions of the Equity Purchase Agreement, the NMG OH 1 Side Agreement and the Consent Agreement do not purport to be complete and are qualified in their entirety by the Equity Purchase Agreement, the NMG OH 1 Side Agreement and the Consent Agreement, which are filed as Exhibits 10.88, 10.89 and 10.90 to our Annual Report on Form 10-K filed with the SEC on November 14, 2023, respectively, and are incorporated by reference herein.

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

Pursuant to the Convertible Loan Agreement, DEP agreed to make loan advances to CCG from time to time in the aggregate principal amount of up to $1,250,000 and as of July 31, 2023, DEP had loaned $1,250,000 to CCG. The loan proceeds were used to fund the construction of the medical marijuana dispensary facility, and to provide working capital to cover initial operating expenses. The construction was completed and all permits and licenses were received for the dispensary in late April 2020, which opened for operations on April 27, 2020.

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

The foregoing descriptions of the NMG OH P1 Purchase Agreement, the NMG OH P1 Side Agreement and the NMG OH P1 Consent Agreement do not purport to be complete and are qualified in their entirety by the NMG OH P1 Purchase Agreement, the NMG OH P1 Side Agreement and the NMG OH P1 Consent Agreement, which are filed as Exhibits 10.1, 10.2, 10.3 to our Current Report on Form 8-K filed with the SEC on September 12, 2023, respectively, and are incorporated by reference herein.

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

Results of Operations for the three month periods ended October 31, 2023 and 2022:

The following table sets forth our results of operations for the three month periods ended October 31, 2023 and 2022:

	October 31, 2023 $	October 31, 2022 $
Sales	5,456,410	5,848,686
Cost of Sales	(3,415,757)	(4,989,055)
Gross Margin	2,040,653	859,631
Operating Expenses	(3,203,739)	(3,014,293)
Net Loss from Continuing Operations	(3,787,738)	(3,068,998)
Net Income (Loss)	163,815	(2,952,795)
Foreign Currency Translation Adjustment	(369,202)	(70,060)
Comprehensive Loss	(205,387)	(3,022,856)
Basic and Diluted Loss Per Share - Continuing	(0.03)	(0.03)
Basic and Diluted Earnings Per Share – Discontinued	0.03	0.00

Revenues

For the three month period ended October 31, 2023 we had total sales of $5,456,410 and cost of sales of $3,415,757 for a gross margin of $2,040,653 compared to total sales of $5,848,686 and cost of sales of $4,989,055 for a gross margin of $859,631 in the three month period ended October 31, 2022. Gross margin increased due to decreasing wholesale prices, and the Company’s effort to reduce costs and lower inventory balance on hand at October 31, 2023.

During the three months ended October 31, 2023, the Company recorded product sales as follows:

Revenues – By Segment	Three months ended October 31, 2023 $	%

Wholesale	898,184	16%
Retail	4,558,226	84%

Total	5,456,410

Operating Expenses

For the three month period ended October 31, 2023, operating expenses totaled $3,203,739 compared with $3,014,293 for the three month period ended October 31, 2022. A significant reason for the slight increase in operating expenses between the periods related to modest increases in accounting and legal, lease expense, licenses, utilities and office administration and salaries and wages. These increases were partly offset by a decrease in business development costs, consulting fees and depreciation.

The Company had a decrease in depreciation and amortization expense to $96,042 compared to $280,519 due to a lower balance of property and equipment and intangible assets to be depreciated/amortized due to declining balances and various impairments in prior periods. Overall, operating expenses are relatively consistent year over year.

Other Items

During the three month period ended October 31, 2023, our other items accounted for $1,786,705 of losses as compared to losses of $349,484 for the three month period ended October 31, 2022. The significant components in other items primarily relate to gain on fair value adjustment of convertible loan, loss on impairment, the Company’s interest income on the secured convertible note and interest expense on the long-term loan payable.  During the period, the Company paid off the $6.66M loan together with interests and prepayment premium penalty of $342,543.  As a result, the Company recognized over $1.9M in interest expense for the three months ended October 31, 2023 for the debt discount remaining to be amortized.

Net Loss

Net income for the quarter ended October 31, 2023, totaled $163,815 compared with a net loss of $2,952,795 for the quarter ended October 31, 2022, which consisted of net loss from continuing operations of $3,787,738 (2022 - $3,068,998) and income from discontinued operations of $3,951,553 (2022 - $116,203). The income from discontinued operations includes the gain on disposition of NMG OH 1 of $4,058,665, net of income taxes.

Other Comprehensive Income (Loss)

We recorded a foreign currency translation adjustment loss of $369,202 and loss of $70,060 for the quarters ended October 31, 2023 and 2022, respectively, as a result of the weakening foreign exchange rate of CAD to USD.  The amounts are included in the statement of operations as other comprehensive income for the respective periods.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of October 31, 2023:

	As of October 31, 2023	As of July 31, 2023
	(unaudited)
Cash reserves	$890,966	$1,511,051
Working capital (deficit)	$(4,201,115)	$1,606,967

At October 31, 2023, we had cash of $890,966 as compared to cash of $1,511,051 at July 31, 2023.

Statement of Cash flows

During the three month period ended October 31, 2023, our net cash decreased by $620,085 (2022 – $462,223), which included net cash used in operating activities from continuing operations of $1,986,929 (2022 – $987,080), net cash provided by operating activities from discontinued operations of $868,571 (2022 - $336,785), for a net overall cash used in operating activities of $1,118,358 (2022 - $589,073).

Net cash used in investing activities from continuing operations was $9,351 (2022 – provided $110,663), net cash provided by investing activities from discontinued operations was $8,047,983 (2022 – used $3,674), for a net cash from investing activities of $8,038,632 (2022 – $106,989).

Net cash used in financing activities was $7,182,325 (2022 - $8), and effect of foreign rate changes on cash was $369,202 (2022 - $70,060) and the change in cash included in assets held for sale was $11,168 (2022 - $89,929).

Cash Flow used in Operating Activities

Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from continuing operations of $3,787,738 during the three months ended October 31, 2023 compared to $3,068,998 in 2022. The net loss in 2023 included, among other things, accrued interest and accretion of $1,216,859 (2022 - $124,211), amortization of intangible assets of $93,415 (2022 - $257,413), operating lease expense of $96,251 (2022 - $274,945), depreciation of property and equipment of $70,486 (2022 - $189,068), accrued interest income of $18,000 (2022 - $18,000), gain on fair value adjustment of convertible loan of $112,154 (2022 - $nil), loss on impairment of $124,649 (2022 - $nil), and stock-based compensation of $35,343 (2022 - $32,458).

The following non-cash items further adjusted the loss for the three months ended October 31, 2023 and 2022:

•

Increase in accounts receivable and prepaid of $172,022 (2022 – $50,548), decrease in inventory of $206,188 (2022 – $742,772), increase in deposits of $94,576 (2022 - $nil), increase in trade payables and accrued liabilities of $233,977 (2022 – $278,977), increase in income taxes payable and deferred taxes of $311,464 (2022 - $621,454), increase in due to related parties of $35,372 (2022 – decrease of $59,036), and decrease of operating lease liabilities of $226,443 (2022 - $250,574).

Cash Flow used in Investing Activities

During the three month period ended October 31, 2023, the change in cash from investing activities from continuing operations relates primarily to the purchased equipment of $80,227 (2022 - $4,646), and loan advances from CCG in Arkansas of $70,876 (2022 - $115,309).

The change in cash used in investing activities for the three month period ended October 31, 2022 from discontinued operations included the disposition of NMG OH 1 for $8.25M.  The Company received $462,261, net of repayment of $7.33M secured loan.

Cash Flow provided by Financing Activities

During the three month period ended October 31, 2023, cash used in financing activities relates primarily to the repayment of bank overdraft and repayment of $6.67M secured loan plus interests, exit fee and a prepayment premium for an aggregate total of $7.33M.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

In late November 2023, the Company closed the Long Beach asset purchase transaction that was entered into in late June 2019. As a result of finalization of seller liabilities during closing, the Company released 1,030,032 shares of common stock previously issued and held in escrow pending closing to the seller and returned to treasury 1,650,974 shares of common stock previously issued and held in escrow pending closing.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2022.  The adoption of this amendment did not have a significant impact on the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the recognition and measurement of contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers. Considerations to determine the amount of contract assets and contract liabilities to record at the acquisition date include the terms of the acquired contract, such as timing of payment, identification of each performance obligation in the contract and allocation of the contract transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception. ASU 2021-08 is effective for the Company beginning in the first quarter of 2023. ASU 2021-08 should be applied prospectively for acquisitions occurring on or after the effective date of the amendments. The adoption of this amendment did not have a significant impact on the consolidated financial statements.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had working capital deficit of $4,201,115 as at October 31, 2023. The Company outlined substantial doubt about its ability to continue as a going concern in prior periods which has been alleviated by securing long term debt, improved operations and increased sales. The Company anticipates that current operations, cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 12 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

Based on their evaluation as of October 31, 2023, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of October 31, 2023 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In our assessment of the effectiveness of our internal control over financial reporting as at October 31, 2023, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, material weaknesses were identified regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

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

Change in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item. You should carefully consider the risks discussed in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended July 31, 2023 (the “2023 Form 10-K”), which could materially affect our business, financial condition, or future results. The risks described in our 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we do not currently deem material, may also materially affect our business, results of operations, cash flows and financial position.

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

BODY AND MIND INC.

Date: December 20, 2023	BY:	/s/ Michael Mills
Michael Mills, President and Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2023	BY:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

