Form 10-Q
period 2024-01-31
BODY & MIND INC.
filed 2024-03-25
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  147,686,393 shares of common stock outstanding as of March 25, 2024.

BODY AND MIND INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.	Statement 1
Condensed Consolidated Balance Sheets
(U.S. Dollars)

ASSETS	As of 31 January 2024	As of 31 July 2023
	(unaudited)
Current
Cash	$1,455,250	$1,460,311
Accounts receivable, net	34,205	27,234
Other amounts receivable (Note 5)	1,850,000	-
Interest receivable on convertible loan (Note 8)	330,000	294,000
Prepaids	457,328	448,341
Inventory (Note 7)	643,675	909,875
Assets held for sale – discontinued operations (Note 21)	1,035,798	6,290,210
Total Current Assets	5,806,256	9,429,971
Deposit (Note 6)	811,941	72,617
Convertible loan receivable (Note 8)	1,909,834	1,700,411
Property and equipment, net (Note 10)	1,673,861	1,827,215
Operating lease right-of-use assets (Note 15)	4,133,426	4,329,634
Brand and licenses, net (Note 12)	3,663,101	3,849,932
TOTAL ASSETS	$17,998,419	$21,209,780

LIABILITIES
Current
Bank overdraft	$-	$509,937
Accounts payable	2,908,512	2,499,181
Accrued liabilities	480,015	462,025
Income taxes payable	4,710,116	1,758,267
Due to related parties (Note 13)	75,662	93,481
Loans payable (Note 14)	473,724	166,001
Current portion of operating lease liabilities (Note 15)	894,280	980,265
Liabilities related to assets held for sale – discontinued operations (Note 21)	2,225,705	2,260,953
Total Current Liabilities	11,768,014	8,730,110
Long-term operating lease liabilities (Note 15)	6,214,830	6,801,711
Loans payable (Note 14)	2,300,000	7,779,659
Convertible debentures – related parties, net (Note 14)	2,540,225	2,480,522
Income taxes payable	4,945,129	4,757,387
TOTAL LIABILITIES	27,768,198	30,549,389

STOCKHOLDERS’ DEFICIT
Capital Stock– Statement 3 (Note 16)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
4,986,000 (31July2023–146,636,974) Common Shares	14,498	14,663
Additional paid-in capital	55,111,504	55,057,531
Accumulated other comprehensive income	1,003,574	1,482,567
Accumulated Deficit	(66,999,195)	(66,829,507)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO BAM STOCKHOLDERS	(10,869,619)	(10,274,746)
NON-CONTROLLING INTEREST	1,099,840	935,137
TOTAL STOCKHOLDERS’ DEFICIT	(9,769,779)	(9,339,609)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,998,419	$21,209,780

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 2
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(U.S. Dollars)

	Three Month Period Ended 31 January		Six Month Period Ended 31 January
	2024	2023	2024	2023

Sales	$4,428,660	$4,433,607	$8,986,886	$9,066,119
Cost of sales	(2,406,264)	(2,662,797)	(4,896,651)	(5,566,615)
Gross profit	2,022,396	1,770,810	4,090,235	3,499,504
Operating Expenses
Accounting and legal	254,128	439,724	630,401	663,669
Business development	-	243,098	2,759	414,258
Consulting fees	289,718	162,891	459,882	403,367
Depreciation and amortization	96,039	269,811	192,081	539,622
Lease expense	179,879	287,555	507,619	497,654
Licenses, utilities and office administration	999,328	845,112	2,136,276	1,693,495
Management fees	141,888	132,252	230,062	203,957
Salaries and wages	905,495	823,794	1,847,937	1,626,168
Total Operating Expenses	(2,866,475)	(3,204,237)	(6,007,017)	(6,042,190)
Net Operating Loss	(844,079)	(1,433,427)	(1,916,782)	(2,542,686)
Other Income (Expenses)
Foreign exchange, net	(1,268)	199	(1,268)	2,166
Gain on fair value adjustment of convertible loan (Note 8)	97,269	-	209,423	-
Interest expense	(211,597)	(424,480)	(2,071,105)	(805,660)
Interest income	18,000	18,000	36,000	36,000
Loss on impairment of equipment (Note 10 and 15)	-	-	(124,649)	-
Other income	9,215	47,959	16,003	59,688
Total Other Expenses	(88,381)	(358,322)	(1,935,596)	(707,806)
Net Loss from Continuing Operations Before Income Tax	$(932,460)	$(1,791,749)	$(3,852,378)	$(3,250,492)
Income tax expense	(532,459)	(370,467)	(1,363,515)	(746,946)
Net Loss from Continuing Operations	(1,464,919)	(2,162,216)	(5,215,893)	(3,997,438)
Discontinued Operations
Net loss from discontinued operations, net of tax	(992,264)	(578,832)	(1,136,140)	(1,696,405)
Gain on sale of NMG OH 1, LLC, net of tax	-	-	4,058,665	-
Gain on sale of NMG, net of tax	2,288,383	-	2,288,383	-

Net Loss	(168,800)	(2,741,048)	(4,985)	(5,693,843)
Other Comprehensive Loss
Foreign currency translation adjustment	(109,791)	(10,342)	(478,993)	(80,402)
Comprehensive Loss	$(278,591)	$(2,751,390)	$(483,978)	$(5,774,245)
Net income (loss) from continuing operations attributable to:
Body and Mind Inc.	(1,549,954)	(2,267,287)	(5,380,596)	(4,204,555)
Non-controlling interest	85,035	105,071	164,703	207,117

Net income (loss) attributable to:
Body and Mind Inc.	(253,835)	(2,846,119)	(169,688)	(5,900,960)
Non-controlling interest	85,035	105,071	164,703	207,117

Comprehensive income (loss) attributable to:
Body and Mind Inc.	(363,626)	(2,856,461)	(648,681)	(5,981,362)
Non-controlling interest	85,035	105,071	164,703	207,117
Income (Loss) per share attributable to Body and Mind Inc. – Basic and Diluted
Continuing Operations	$(0.01)	$(0.02)	$(0.04)	$(0.03)
Discontinued Operations	$0.01	$(0.00)	$0.04	$(0.01)
	$0.00	$(0.02)	$0.00	$(0.04)
Weighted Average Number of Shares Outstanding - Continuing operations
Basic and Diluted	145,524,361	130,841,727	146,080,668	122,255,170
Weighted Average Number of Shares Outstanding - Discontinuing operations
Basic and Diluted	145,524,361	130,841,727	146,080,668	122,255,170

 The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 3
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)
(U.S. Dollars)

	Share Capital		Additional	Shares	Accumulated Other		Non-
	Common Shares		paid-in	to be	comprehensive	Accumulated	controlling
	Number	Amount	capital	issued	income	Deficit	interest	Total
Balance – 31 July 2023	146,636,974	$14,663	$55,057,531	$-	$1,482,567	$(66,829,507)	$935,137	$(9,339,609)
Stock-based compensation (Note 16)	-	-	35,343	-	-	-	-	35,343
Foreign currency translation adjustment	-	-	-	-	(369,202)	-	-	(369,202)
Net income	-	-	-	-	-	84,147	79,668	163,815
Balance – 31 October 2023	146,636,974	$14,663	$55,092,874	$-	$1,113,365	$(66,745,360)	$1,014,805	$(9,509,653)
Shares returned to Treasury related to investment in GLDH	(1,650,974)	(165)	165	-	-	-	-	-
Stock-based compensation (Note 16)	-	-	18,465	-	-	-	-	18,465
Foreign currency translation adjustment	-	-	-	-	(109,791)	-	-	(109,791)
Net loss	-	-	-	-	-	(253,835)	85,035	(168,800)
Balance – 31 January 2024	144,986,000	$14,498	$55,111,504	$-	$1,003,574	$(66,999,195)	$1,099,840	$(9,769,779)

Balance – 31 July 2022	113,668,613	$11,366	$52,344,573	$1,853,403	$1,224,093	$(45,803,026)	$475,010	$10,105,419
Stock-based compensation (Note 16)	-	-	32,458	-	-	-	-	32,458
Foreign currency translation adjustment	-	-	-	-	(70,060)	-	-	(70,060)
Net loss	-	-	-	-	-	(3,054,841)	102,046	(2,952,795)
Balance – 31 October 2022	113,668,613	$11,366	$52,377,031	$1,853,403	$1,154,033	$(48,857,867)	$577,056	$7,115,022
Common stock issued in acquisition of Canopy	16,301,694	1,630	1,851,773	(1,853,403)	-	-	-	-
Common stock issued in merger of CraftedPlants NJ	16,666,667	1,667	(1,667)	-	-	-	-	-
Warrants issued in convertible debentures financing	-	-	592,159	-	-	-	-	592,159
Stock-based compensation (Note 16)	-	-	22,013	-	-	-	-	22,013
Foreign currency translation adjustment	-	-	-	-	(10,342)	-	-	(10,342)
Net loss	-	-	-	-	-	(2,846,121)	105,071	(2,741,050)
Balance – 31 January 2023	146,636,974	$14,663	$54,841,309	$-	$1,143,691	$(51,703,988)	$682,127	$4,977,802

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 4
Condensed Consolidated Statements of Cash Flows (unaudited)
(U.S. Dollars)

	Six Month Period Ended 31 January
Cash Resources Provided By (Used In)	2024	2023
Operating Activities
Net loss from continuing operations	$(5,215,893)	$(3,997,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and accretion	1,246,711	290,649
Accrued interest income	(36,000)	(36,000)
Amortization of intangible assets	186,831	514,826
Operating lease expenses	196,208	497,656
Depreciation	140,525	94,056
Gain on fair value adjustment of convertible loan	(209,423)	-
Loss on impairment of equipment	124,649	-
Stock-based compensation	53,808	54,471
Accounts receivable and prepaids	(1,865,958)	(38,518)
Inventory	266,200	128,602
Deposits	(739,324)	(62)
Trade payables and accrued liabilities	427,321	73,603
Income taxes payable and deferred taxes	1,361,915	1,242,908
Due to related parties	(17,819)	(36,917)
Operating lease liabilities	(672,866)	(537,019)
Cash used in operating activities from continuing operations	(4,753,115)	(1,749,183)
Cash provided by (used in) operating activities from discontinued operations	3,854,293	(403,120)
Cash used in operating activities	(898,822)	(2,152,303)

Investing Activities
Purchase of property and equipment	(111,820)	-
Net proceeds from loans payable	306,205	548,933
Cash provided by investing activities from continuing operations	194,385	548,933
Cash provided by (used in) investing activities from discontinued operations	8,297,983	(23,508)
Cash provided by investing activities	8,492,368	525,425

Financing Activities
Payment of bank overdraft	(509,937)	-
(Repayments of) proceeds from loans payable, net	(6,665,149)	10,758
Proceeds from convertible debenture financing	-	3,000,000
Cash (used in) provided by financing activities	(7,175,086)	3,010,758

Effect of exchange rate changes on cash	(478,993)	(80,402)
Cash transferred from assets held for sale	55,472	396,474

Net (Decrease) Increase in Cash	(5,061)	1,699,952
Cash– Beginning of Period	1,460,311	1,431,697
Cash– End of Period	$1,455,250	$3,131,649

Supplemental Disclosures with Respect to Cash Flows (Note 18)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.
Notes to Condensed Consolidated Financial Statements
For the Six Months ended 31 January 2024
(U.S. Dollars)

1.Nature and Continuance of Operations

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

These consolidated financial statements include the Company’s wholly-owned subsidiaries of NMG MI 1, Inc. (“NMG MI 1”), NMG OH 1, LLC (“NMG OH 1”) and Nevada Medical Group LLC (“NMG”) up to the date of disposition on June 13, 2023, on October 17, 2023 and on December 15, 2023, respectively (Note 21). Also see the Consolidated Variable Interest Entity accounting policy in Note 3.

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

During the six months ended 31 January 2024, the Company commenced consolidating Big Stone Farms AR 1, LLC (“Big Stone AR 1”) as a VIE, an Arkansas limited liability company. Also see Note 8.

Accounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 31 January 2024 and 31 July 2023, the Company has no allowance for doubtful accounts.

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

Inventory and cost of goods sold

Inventory only consists of consumables. The Company values its consumables at the lower of the actual costs or its current estimated market value less costs to sell.

Costs incurred during the growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. These costs include materials, labor and manufacturing overhead used in the growing and production processes. The Company capitalizes pre-harvest costs.

The Company periodically reviews its inventory for obsolete and potentially impaired items. Any identified slow moving and obsolete items are written down to its net realizable value through a charge to cost of goods sold. As of 31 January 2024 and 31 July 2023, the Company has no allowance for inventory obsolescence.

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

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. As of 31 January 2024, potential common shares are comprised of 16,146,000 outstanding options that are excluded because they are anti-dilutive, 20,800,000 outstanding warrants and 32,682,740 shares issuable on conversion of convertible debentures.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. As of 31 January 2024 and 31 July 2023, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is in U.S. dollars. The Company’s subsidiaries have a functional currency in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Exchange gains and losses on inter-company balances that form part of the net investment in foreign operations are included in other comprehensive income. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The exchange rates used to translate Canadian dollar to U.S. dollar was 0.7464 for monetary assets and liabilities and 0.7381 as an average rate for transactions occurred during the period ended 31 January 2024. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net loss.

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

4. Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 31 January 2024 and 31 July 2023:

	As of 31 January 2024	As of 31 July 2023
Financial assets at fair value
Cash	$1,455,250	$1,460,311
Convertible loan receivable	1,909,834	1,700,411

Total financial assets at fair value	$3,365,084	$3,160,722

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company had cash of $ 1,455,250 and a working capital deficit of $5,961,758 at 31 January 2024 and the Company may require additional financing to meet all current and future financial obligations which causes substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management believes that the Company has access to capital resources through future payments for assets held for sale as well as future payments for assets held for sale as well as potential public or private issuances of debt or equity securities to further contribute to growth.

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

5. Other amounts receivable

Other amounts receivable consisted of the following as of 31 January 2024 and 31 July 2023:

	31 January 2024	31 July 2023

NMG disposition receivable (Note 21)	$1,750,000	$-
NMG OH 1 disposition receivable held in escrow (Note 21)	100,000	-

Total	$1,850,000	$-

6. Deposit

The Company’s deposit of $811,941 as of 31 January 2024 (31 July 2023 - $72,617) consisted of the prepaid architect fees and construction costs for the transaction with NMG IL 1, LLC (Note 11 and 20).

7. Inventory

	31 January 2024	31 July 2023

Consumables	$643,675	$909,875

Total	$643,675	$909,875

8. Convertible loan receivable

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

Pursuant to the management agreement, NMG will provide operations and management services, including management, staffing, operations, administration, oversight, and other related services. Under the management agreement, NMG will be required to obtain approval from CCG for any key decisions as defined in the agreement and accordingly the Company does not control CCG. NMG will be paid a monthly management fee equal to 66.67% of the monthly net profits of CCG, subject to conversion of the convertible loan as discussed below upon which the monthly management fee shall be $6,000 per month, unless otherwise agreed by the parties in writing. The management agreement has an expiration of 15 March 2024 and can be mutually extendable. However, as of March 15, 2024, the management agreement between NMG and CCG ended and was not extended (Note 23).

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

The Company had advanced $1,250,000 (31 July 2023 - $1,250,000) at 31 January 2024, and accrued interest income of $18,000 (2023 - $18,000) and $36,000 (2023 - $36,000) for the three and six months ended 31 January 2024, respectively. As of 31 January 2024, total interest receivable was $330,000 (31 July 2023 - $294,000).

On or around August 22, 2023, DEP assigned the convertible loan agreement to a related entity, Big Stone AR 1, an Arkansas limited liability company, which is wholly owned by the Company’s Chief Operating Officer and Director, in exchange for an option to purchase the outstanding interests of Big Stone AR 1 for a purchase price of $1.00.  Big Stone AR 1 was consolidated as a VIE for the period due to the fact that it was controlled by the Company’s Chief Operating Officer.  See Note 3, Consolidated Variable Interest Entity. The terms of the convertible loan agreement remain the same. On or around September 18, 2023, Big Stone AR 1 exercised the conversion feature of the convertible note and CCG members approved certain actions to allow Big Stone AR 1 to become a member of CCG through preferred units, to elect Big Stone AR 1 as the manager of CCG and to amend the operating agreement. The transfer of ownership as a result of conversion of the Convertible Loan Agreement is before the Arkansas regulator.

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option, using a discounted cash flow model. The Company then estimates the fair value of the embedded conversion option using the Black-Scholes Option Pricing Model. The discounted cash flow model for the straight debt portion uses four different scenarios as follows:  The Company discounts the principal amount of $1,250,000, monthly interest payment of $6,000 using these four different maturity dates: (1) March 30, 2024, (2) March 30, 2025, (3) March 30, 2026 and (4) March 30, 2027, whereby each scenario is given 25% probability of occurring since the actual conversion date is uncertain.  The discount rate used is 22.60%.

The assumptions used in the Black-Scholes Option Pricing Model for the conversion option are as follows: (i) equity price of $43,169 per unit calculated as BAM’s portion of the future projected profits, on a per unit basis, discounted using Weighted Average Cost of Capital of 15%; (ii) exercise price of $31,250 per unit as there are 40 units in total, (iii) volatility of 102.825% using similar companies and BAM as benchmark, (iv) expected life of 1.70 years and (v) risk-free rate of 4.568%.

The sum of these two valuation models resulted in an estimated fair value of the loan receivable balance of $1,909,834 as of 31 January 2024. The change in the fair value of the convertible loan receivable has been recorded as a gain on fair value adjustment of convertible loan during the period ended 31 January 2024.

9. Operating loans to CCG

In addition to the convertible loan receivable (Note 8), the Company provides operating loans to CCG that are non-interest bearing, unsecured and due on demand. During the six months ended 31 January 2024, the Company advanced $393,462 (2023 - $645,092) to CCG and received repayments totaling $699,667 (2023 - $1,194,025) for a net increase in loan payable of $306,205 (2023 –$548,933). At 31 January 2024, the amount payable to CCG was $454,426 (31 July 2023 - $148,221). See also Note 14.

10. Property and Equipment

	Office Equipment	Production Equipment	Kitchen Equipment	Vault Equipment	Leasehold Improvements	Total
Cost:
Balance, 31 July 2023	$62,892	$235,685	$22,052	$8,163	$2,150,661	$2,479,453
Additions	-	-	-	-	111,820	111,820
Impairment	-	(235,685)	(22,052)	-	-	(257,737)
Balance, 31 January 2024	62,892	-	-	8,163	2,262,481	2,333,536

Accumulated Depreciation:
Balance, 31 July 2023	25,705	120,479	12,609	2,914	490,531	652,238
Depreciation	4,529	-	-	588	135,408	140,525
Impairment	-	(120,479)	(12,609)	-	-	(133,088)
Balance, 31 January 2024	30,234	-	-	3,502	625,939	659,675

Net Book Value:
At 31 July 2023	37,187	115,206	9,443	5,249	1,660,130	1,827,215
At 31 January 2024	$32,658	$-	$-	$4,661	$1,636,542	$1,673,861

For the six months ended 31 January 2024, a total depreciation of $5,250 (2023 - $24,796) was included in General and Administrative Expenses and a total depreciation of $135,275 (2023 - $69,260) was included in Cost of Sales.

During the six months ended 31 January 2024, the Company recorded an impairment loss of $124,649 related to the production equipment and kitchen equipment.

11. Acquisitions

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

Bengal Catalyst Funds and CraftedPlants NJ Corp were both owned or managed by the principals of the Bengal Capital Group and Bengal Catalyst Fund also participated in the 19 December 2022 convertible debenture financings (Note 14). Joshua Rosen is a managing principal of the Bengal Capital Group and he was involved in both transactions of the convertible note investment and the merger acquisition of Crafted Plants NJ Corp. Joshua Rosen was appointed as a director of the Company effective 1 February 2023, and therefore this transaction is considered a related party transaction.

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

The Company obtained 100% ownership and control over the Merged Entity and the lease asset on 21 December 2022. The purchase price, as measured on 21 December 2022, was $170,000 which was included in the lease liability and right-of-use assets calculation for the lease acquired in the State of New Jersey (see Note 15).

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

b)	DEP also entered into a Membership Interest Purchase Agreement (the “MIPA”) on December 26, 2019 with both Tall Bird and Big Stone to purchase the remaining 100 units for $10 per unit;

c)	Upon receipt of the Illinois license, NMG IL 4 entered into a management agreement with Management Company and would be paid a management fee equal to 30% of net profits;

d)	NMG IL 4 was granted the operational license on April 20, 2023;

e)	On April 25, 2023, DEP converted the Convertible Note for 99,900 units and purchased 100 units for $1,000 pursuant to the MIPA, after the opening of the Markham dispensary on or about April 25, 2023;

f)	Upon the conversion, DEP obtained 100% ownership (or 100,000 units) of NMG IL 4, subject to regulatory approval (approved);

g)	The Management Agreement has been dissolved concurrently with the conversion, in the meanwhile, the Company took control of operations of NMG IL 4.

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

As the acquisition of NMG IL 4 was from a related party, the Company did not recognize any fair value increase in assets acquired or liabilities assumed, nor recognized any intangible assets.  The excess of the amount paid over the fair value of the net assets acquired was included in Business Development expenses during the period NMG IL 4 was acquired.

12. Intangible Assets, Net

	Gross	Weighted	As of 31 January 2024
	carrying amount	average life (years)	Accumulated amortization	Net carrying amount
Indefinite life intangible assets:
Brand	$220,000	-	$-	$220,000

Amortizable intangible assets:
Licenses	4,683,508	10.0	(1,240,407)	3,443,101

Total intangible assets	$4,903,508		$(1,240,407)	$3,663,101

	Gross	Weighted	As of 31 July 2023
	carrying amount	average life (years)	Accumulated amortization	Net carrying amount
Indefinite life intangible assets:
Brand	$220,000	-	$-	$220,000

Amortizable intangible assets:
Licenses	4,683,508	10.0	(1,053,576)	3,629,932

Total intangible assets	$4,903,508		$(1,053,576)	$3,849,932

Amortization expense for intangible assets was $186,831 (2023 - $514,826) for the six months ended 31 January 2024.

The expected amortization of the intangible assets, as of 31 January 2024, for each of the next five years and thereafter is as follows:

2024	$184,800
2025	370,616
2026	370,616
2027	370,616
2028	371,632
Thereafter	1,774,821
$3,443,101

13. Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the three and six months ended 31 January 2024 and 2023 are as follows:

	For the three months ended 31 January 2024	For the three months ended 31 January 2023	For the six months ended 31 January 2024	For the six months ended 31 January 2023
A company controlled by the President, Chief Executive Officer and a director Management fees	$87,046	$52,290	$143,254	$107,221
A company controlled by the Chief Financial Officer and a director Management fees	54,842	30,000	86,808	62,363
A company controlled by the former Corporate Secretary Management fees	-	16,241	-	34,373
	$141,888	$98,531	$230,062	$203,957

At 31 January 2024, amounts owing to related parties of $75,662 (31 July 2023 - $93,481) are as follows:

a)	As of 31 January 2024, the Company owed $62,029 (31 July 2023 - $61,777) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 31 January 2024, the Company owed $Nil (31 July 2023 - $31,704) to the Chief Operating Officer.

c)	As of 31 January 2024, the Company owed $13,633 (31 July 2023 - $Nil) to the Chief Financial Officer of the Company and a company controlled by him.

d)	See also Note 11 for merger agreement and Note 14 for convertible debentures financing with entities controlled by the Company’s Director.

e)	See also Note 11 for the acquisition of NMG IL 4.

f)

The Company is committed to pay a commission fee of 2.5% of the transaction total to Bengal Impact Partners LLC, a company controlled by Josh Rosen, in connection with the disposition of NMG OH 1 (Note 21).

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

14. Loans Payable and Convertible Debenture

As of 31 January 2024 and 31 July 2023, the following loans payable are outstanding:

	31 January 2024	31 July 2023
FocusGrowth loan	$-	$6,666,667
Long Beach loan	4,173	10,728
CCG loan	454,426	148,221
Canopy loan
Secured promissory note	2,300,000	2,300,000
Unsecured loan balance	15,125	7,052
Total principal amount	$2,773,724	$9,132,668
Debt discount	-	(1,187,008)
Outstanding balance, net	$2,773,724	$7,945,660
Current portion	(473,724)	(166,001)
Long-term portion	$2,300,000	$7,779,659

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

During the six months ended 31 January 2024, in connection with the disposition of NMG OH 1 (Note 21), the Company fully repaid the loan in the amount of $7,335,722, which included the principal balance of $6,666,666, accrued interest of $326,512, and prepayment premium of $342,543 included in interest expense on the consolidated statements of operations and comprehensive loss.

During the six months ended 31 January 2024, the Company recorded interest expense of $1,415,504 related to this loan, which included $1,187,008 of unamortized debt discount fully recognized during the period.

Long Beach loan

The loan payable at 31 January 2024 in the amount of $4,173 (31 July 2023 - $10,728) assumed from NMG LB is unsecured, non-interest bearing and has no set terms of repayment.

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

The loan payable at 31 January 2024 in the amount of $15,125 (31 July 2023 - $7,052) assumed from Canopy is unsecured, non-interest bearing and has no set terms of repayment.

CCG loan

The Company received operating loans from CCG that are non-interest bearing, unsecured and due on demand. During the six months ended 31 January 2024, the Company advanced $393,462 (2023 - $645,092) to CCG and received repayments totaling $699,667 (2023 - $1,194,025) for a net increase in loan payable of $306,205 (2023 –$548,933). At 31 January 2024, the amount payable to CCG was $454,426 (31 July 2023 - $148,221). See also Note 9.

Big Stock AR 1 exercised the conversion feature of the convertible note in September 2023, which is subject to approval by the State of Arkansas Department of Finance and Administration Alcoholic Beverage Control. See also Note 8.

Convertible Debenture Financing – Related Parties

As of 31 January 2024 and 31 July 2023, the following convertible debentures are outstanding:

	31 January 2024	31 July 2023
BAM I, A Series of Bengal Catalyst Fund SPV, LP (related party – Note 11)	$2,750,000	$2,750,000
Mindset Value Fund LP	150,000	150,000
Mindset Value Wellness Fund LP	100,000	100,000
Total principal amount	$3,000,000	$3,000,000
Debt discount	(459,775)	(519,478)
Outstanding balance, net	$2,540,225	$2,480,522

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

During the six months ended 31 January 2024, the Company recorded the interest expense of $180,689 related to the Debentures. The loan balance as at 31 January 2024 was $3,000,000, net of remaining debt discount of $459,775 (31 July 2023 - $519,478).

15. Operating Leases

a)

On 10 November 2017, Nevada Medical Group, LLC entered a ten-year lease agreement with Resort Holdings 5, LLC, a Nevada limited liability company, for the property located at 3375 Pepper Lane, Las Vegas, NV, containing approximately 18,000 square feet. We have four options to extend the lease agreement and each option is for five years. In July 2018, Resort Holdings 5, LLC, the landlord, sold the property to a third party and assigned the lease to Minor Street Properties, LLC. All lease terms remained the same. On 9 May 2022, we amended the lease agreement which exercised our first option to extend the lease for an additional five years with rent during the option term subject to a 3% increase on each anniversary date of the lease. The monthly rent was $13,663 + common area expenses, increased to 13,936 + common area expenses on 1 December 2022 and increased to $14,215 + common area expenses on 1 December 2023. Currently, the guaranteed minimum monthly rent is subject to a 2% increase on each anniversary date of the lease.

b)

On 7 May 2019, Nevada Medical Group, LLC entered into a five-year lease agreement with Haigaz and Nora Atamian, commercial property owners, for the property located at 6420 Sunset Corporate Drive, Las Vegas, NV, containing approximately 7,700 square feet. We had two options to extend the lease for an additional three-year term and an option to purchase the property at any point during the initial term. The monthly rent was $6,478 + common area expenses, increased to $6,780 + common area expenses on 1 May 2022 and increased to $7,081 + common area expenses on 1 May 2023. The guaranteed minimum monthly rent is subject to a $0.03 per square foot, per month, increase on each anniversary date of the lease for years one through three of the term and $0.04 per square foot, per month, increase on each anniversary date of the lease for years four through five of the term. On 30 October 2023, the lease agreement was terminated, and a new lease agreement was executed for the remaining term. The monthly rent increased to $8,557.24 + common area expenses through the remaining term.

c)

On 1 December 2018, SGSD, LLC entered into a five-year lease agreement with Green Road, LLC, a California limited liability company, for the property located at 7625 Carroll Road, San Diego, California, containing approximately 4,600 square feet. On June 13, 2019, SGSD, LLC assigned the lease to NMG San Diego, LLC. Under the terms of the assignment and first amendment to the original lease agreement dated 13 June 2019, we have three options to extend the lease and each option is for five years. On 1 August 2023, the lease agreement was extended for one additional term of five years. The monthly base was $16,883 plus common area expenses and increased to $17,389 plus common area expenses on 1 December 2023. The guaranteed monthly rent is subject to a 1% to 6% increase on each anniversary date of the lease, based on increases in the Consumer Price Index for San Diego County. The lease contains a sale bonus provision of $2,000,000 or 10% of the purchase price of the entire business, whichever is greater, in the event of sale or assignment of the lease.

d)

On 10 January 2017, SJK Services, LLC entered into a five-year lease agreement with Meng Lin Zhang, a commercial property owner, for the property located at 3411 E. Anaheim St., Long Beach, California, containing approximately 1,856 square feet. On 7 September 2018, SJK Services, LLC amended its lease agreement with Meng Lin Zhang. On 14 December 2018, SJK Services, LLC assigned the amended lease agreement to The Airport Collective, Inc., a California corporation. On 8 March 2019, The Airport Collective, Inc. assigned the amended lease agreement to NMG Long Beach, LLC. On 14 June 2021, we exercised our option to extend the lease agreement for one additional term of five years. On 1 March 2022, we amended the lease agreement to include two additional options to extend the lease agreement for five years each and expanded the lease agreement to include 3413 E. Anaheim St., Long Beach, California, containing approximately 816 square feet. The guaranteed minimum monthly base for unit 3411 was $8,067 + common area expenses, increased to $8,470 + common area expenses in January 2024, and is subject to a 5% increase on each anniversary date of the lease. The guaranteed monthly base rent for unit 3413 was $1,632 + common area expenses, increased to $1,681 + common area expenses on 1 April 2023 and is subject to a 3% increase on each anniversary date of the lease agreement.

e)

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

f)

On 10 February 2021, NMG MI C1, Inc. entered into a five-year lease agreement with 254 River Street, LLC, a Michigan limited liability company, for the property located at 254 River St., Manistee, Michigan 49660, containing approximately 30,000 square feet. The base rent was $22,500 during the operational period, beginning after the rent abatement and reduced rent periods, and increased to $22,950 on 1 November 2023. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each. The license(s) would allow NMG MI C1 to operate a cultivation facility for adult-use and/or medical marihuana and all activities permissible under the Michigan and Manistee Marihuana Laws.

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

On 21 September 2021, the Company issued the necessary common shares to settle milestone (i) above. During the year ended 31 July 2022, the Company accrued an additional $231,374 and were included in the related operating lease liability for milestone (ii) above. Milestones (iii) and (iv) have not yet been achieved as of 31 January 2024.

At 31 July 2022, in order to better utilize its resources, it was deemed unlikely that the Company will continue to pursue the opportunity for a cultivation facility in Michigan. As a result, the Company impaired the right-of-use asset related to this lease during the year ended 31 July 2022. The lease liability at 31 January 2024 related to NMG MI C1 was $1,385,712 .

g)

On 10 February 2021, NMG MI P1, Inc. entered into a five-year lease agreement with 254 River Street, LLC, a Michigan limited liability company, for the property located at 254 River St., Manistee, Michigan 49660, containing approximately 30,000 square feet. The base rent was $7,500 during the operational period, beginning after the rent abatement and reduced rent periods, and increased to $7,650 on 1 November 2023. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each. The license(s) would allow NMG MI P1 to operate a production facility for adult-use and/or medical marihuana and all activities permissible under the Michigan and Manistee Marihuana Laws.

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

At 31 July 2022, in order to better utilize its resources, it was deemed unlikely that the Company will continue to pursue the opportunity for a production facility in Michigan. As a result, the Company impaired the right-of-use asset related to this lease during the year ended 31 July 2022. The lease liability at 31 January 2024 related to NMG MI P1 was $461,904 .

The value of the common shares will be calculated based on the lesser of: (1) the closing market price on the respective milestone achievement date and (2) a ten percent discount to the twenty-day volume weighted average price for the twenty days immediately prior to the respective milestone achievement date(s).

Leases for 254 River St., Manistee, Michigan 49660 were subject to the Company subsidiaries receiving approval by the State of Michigan and could be cancelled by the Company if licenses were not awarded. The licenses for NMG MI P1 and NMG MI C1 were issued on 19 July 2021.

h)

On 1 July 2021, the Company’s subsidiary Canopy Monterey Bay, LLC assumed and entered into a three-and-a-half-year lease agreement for the property located at 1900 Fremont Blvd., Seaside, California 93955. On 1 December 2021, Canopy Monterey Bay, LLC entered into a second amendment that includes three options to extend the lease agreement for five years each with 3% annual base rent increases. The base rent is now $9,913 per month until June 2024. In March 2023, the Company and the landlord agreed to extend the lease for until 30 June 2028. Canopy Monterey Bay, LLC agreed to pay the landlord a maintenance fee equal to 1.5% of gross sales each month.

i)

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

j)

On 4 December 2020, NMG CA P1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suite 1, Cathedral City, California 92234, containing approximately 5,840 square feet. The lease agreement includes 3% annual base rent increases and two options to extend for five-years each. We amended the lease agreement on 27 January 2022, which extended the term to 31 December 2026 and rent commencement date. The base rent is $6,028 plus common area expenses for the first six months, increases to $9,590 plus common area expenses on the seventh month and increases to $9,878 plus common area expenses on 1 March 2023. We amended the lease agreement on 1 October 2023, which reduced the base rent since then. The current base rent is $5,767 per month plus common area expenses.

k)

On 1 December 2020, NMG CA C1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suite 2,3&4, Cathedral City, California 92234, containing approximately 13,023 square feet. The lease agreement includes a rent abatement period, 3% annual base rent increases and two options to extend for five-years each. We amended the lease agreement on 2 February 2022, which extended the term to 31 December 2026. The base rent increased to $22,790 plus common area expenses effective January 1, 2023 and increased to $23,474 plus common area expenses effective March 1, 2023. The base rent will increase to $24,178 plus common area expenses effective on 1 March 2024.

l)

On 15 February 2022, CraftedPlants NJ Corp. (“Tenant”) entered into a lease agreement (the “Lease”) with Simone Investment Group, LLC, a New Jersey limited liability company, for the property located at 3191 U.S. Route 1, Lawrenceville, New Jersey 08648, containing approximately 6,923 square feet. The term of this Lease consists of Phase I commencing on 15 February 2022 (the “Lease Commencement Date”) and ending on the earlier of (i) twelve months from the Lease Commencement Date, (ii) upon issuance to Tenant of the Class 5 Cannabis Retail License by the Commission plus thirty days, or (iii) the date when the Tenant opens for business; and Phase II of ten years from the earlier of (i) the date when the Tenant opens for business, (ii) twelve months from 15 February 2022, or (iii) thirty days after the issuance to Tenant of the Class 5 Cannabis Retail License by the Commission. Tenant has four options to extend the lease and each option is for five years. On 21 December 2022, the Company acquired the rights to the lease agreement from the merger with CraftedPlants NJ Corp. for consideration of $170,000 (Note 11). The rent for Phase I was $10,000 per month for the first eight months and increased to $14,000 per month on the nineth month. The monthly rent for Phase II is $25,146 annually for the first five years and will increase to $29,583 on the sixth year.

m)

On 4 January 2022, NMG IL 4, LLC entered into a ten-year lease agreement with CB Chicago Partners, Ltd., a Texas limited partnership, for the property located at 2941 W. 159th Street, Markham, Illinois, containing approximately 20,000 square feet with a building containing approximately 2,832 square feet. This lease includes two (2) options to extend for ten-years each. Concurrently with the execution of this lease, NMG IL 4 paid the sum of $92,234 consisting of twelve (12) months’ minimum rent in the sum of $84,960 plus one (1) fiscal year’s real estate taxes in the sum of $63,914 less the minimum rent credit in the sum of $56,640. On 12 October 2022, NMG IL 4 amended the lease agreement to relocate to certain premises containing approximately 3,600 square feet located at 3063 W. 159th Street, Markham, Illinois. The term of the lease as to relocated premises commenced on 12 October 2022 and as amended shall end on 31 January 2032. The Company acquired the rights to the lease agreement with NMG IL 4 on 25 April 2023 (Note 11). The base rent is currently $13,600 plus common area expenses until 31 January 2024 and will increase to $13,804 on 1 February 2024.

During the six months ended 31 January 2024, the Company recorded a total lease expense of $646,183 related to the amortization of right-of-use assets, which was included in Operating Expenses.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,047,328

Weighted-average remaining lease term – operating leases	6.43 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2024	$848,272
2025	1,712,955
2026	1,740,745
2027	1,469,408
2028 and thereafter	4,650,416
Total lease payments	$10,421,796
Less imputed interest	(3,312,686)
Total	$7,109,110
Less current portion	(894,280)
Long term portion	$6,214,830

At 31 January 2024 and 31 July 2023, the right-of-use assets and the lease liabilities related to NMG, NMG OH 1 and NMG OH P1 have been reclassified to assts held for sale and liabilities related to assets held for sale as follows:

	31 January 2024	31 July 2023
NMG OH 1 – right-of-use assets	$-	$158,336
NMG OH P1 – right-of-use assets	$184,724	$198,412

NMG - lease liabilities	$-	$1,176,729
NMG OH 1- lease liabilities	$-	$162,552
NMG OH P1 – lease liabilities	$189,244	$202,618

The right-of-use assets and the lease liabilities associated with NMG and NMG OH 1 have been deconsolidated as of the date of the disposition (Note 21).

16. Capital Stock

The Company’s authorized share capital comprises 900,000,000 Common Shares, with a $0.0001 par value per share.

Pursuant to the ShowGrow Long Beach Purchase Agreement, the Company issued 2,681,006 common shares in escrow. The share consideration was subject to reduction with reference to the liabilities of the business that will be outstanding on the closing date, which occurred in November 2023. As a result of finalization of seller liabilities during closing, the Company has released 1,030,032 shares of common stock previously issued and held in escrow pending closing to the seller. Additionally, as a result of the working capital settlement, the Company has returned to treasury 1,650,974 shares of common stock that were previously issued and held in escrow.

Pursuant to the PA #2 for the acquisition of Canopy’s membership interest, the Company issued 2,728,156 common shares on 3 December 2021 in escrow (Note 11).

On 15 July 2022, the Company issued 319,149 common shares to one entity based on the terms and conditions of the certain lease agreement for the Muskegon, Michigan premises.

Pursuant to the closing of MIPA #1, as amended, and MIPA #2, as amended, for the acquisition of Canopy’s membership interest, the Company issued an aggregate of 16,301,694 shares of common stock on 7 December 2022, of which 2,238,806 are being held in escrow ending the results of a working capital adjustment in accordance with MIPA #1 and MIPA #2 (Note 11).

Pursuant to the terms of the Merger Agreement with CraftedPlants, NJ, the Company issued an aggregate of 16,666,667 common shares on 21 December 2022 in escrow (Note 11).

Stock options

The Company previously approved an incentive stock option plan, pursuant to which the Company may grant stock options up to an aggregate of 10% of the issued and outstanding common shares in the capital of the Company from time to time.

	Number of options	Weighted average exercise price		Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2022	9,453,000	CAD$	0.67	2.11	CAD$	-
Granted	9,773,000	CAD$	0.07		CAD$	-
Expired	(2,075,000)	CAD$	0.64		CAD$	-
Outstanding at 31 July 2023	17,151,000	CAD$	0.33	3.39	CAD$	-
Expired	(1,005,000)	CAD$	0.58		CAD$	-
Outstanding at 31 January 2024	16,146,000	CAD$	0.32	3.07	CAD$	-
Vested and fully exercisable at 31 January 2024	13,226,500	CAD$	0.38	2.75	CAD$	-

As of 31 January 2024, the following stock options are outstanding:

Number of options outstanding	Number of options exercisable	Exercise price	Expiry dates
1,600,000	1,600,000	CAD$0.88	21 August 2024
250,000	250,000	CAD$0.93	1 October 2024
200,000	200,000	CAD$0.88	23 January 2025
250,000	250,000	CAD$0.405	1 March 2025
1,375,000	1,375,000	CAD$0.67	30 April 2025
350,000	350,000	CAD$0.88	21 August 2024
1,250,000	1,250,000	CAD$0.68	6 March 2026
250,000	250,000	CAD$0.65	5 April 2024
448,000	448,000	CAD$0.44	30 November 2026
200,000	200,000	CAD$0.44	30 November 2024
200,000	200,000	CAD$0.15	8 July 2027
4,050,000	1,012,500	CAD$0.065	25 April 2028
5,723,000	5,723,000	CAD$0.065	25 April 2028
16,146,000	13,108,500

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

The Company recorded total stock-based compensation expense of $18,465 (2023 - $22,013) and $53,808 (2023 - $54,471) for the three and six months ended 31 January 2024 and 2023, respectively, in connection with prior issuances of options to purchase common stock. Stock-based compensation expense is included in general and administrative expenses on the accompanying statements of operations.

Share Purchase Warrants

	Number of warrants	Weighted average exercise price
Outstanding at 31 July 2023 and 31 October 2023	20,800,000	CAD$	0.17
Outstanding at 31 January 2024	20,800,000	CAD$	0.17

During the year ended 31 July 2023, the Company issued 15,000,000 warrants in connection with the issuance of convertible debentures pursuant to SPAs (Note 14). The Warrants will entitle the holders to acquire Warrant Shares until December 19, 2026, at an exercise price of US$0.10 per Warrant Share, subject to customary adjustments. The Warrants can be exercised on a cash basis or on a cashless (net exercise) basis. The Debentures was accounted for as a liability in its entirety equal to the proceeds received from issuance, net of the fair value of the 15,000,000 Warrants valued at $592,159 using the Black Scholes Option Pricing Model using the following assumptions, which was recorded as a debt discount:

Expected life of the options	4 years
Expected volatility	107%
Expected dividend yield	0%
Risk-free interest rate	3.03%

As of 31 January 2024 and 31 July 2023, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price		Expiry dates
4,800,000	USD$	0.40	19 July 2025
15,000,000	USD$	0.10	19 December 2026
1,000,000	USD$	0.16	14 June 2027
20,800,000	USD$	0.23

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

Segment revenue and net loss were as follows during the six months ended 31 January 2024:

31 January 2024
Revenue
Retail	$8,986,886
Total	$8,986,886

Net loss from continuing operations before taxes
Retail	646,837
All others	(4,499,215)
Total	$(3,852,378)

During the six months ended 31 January 2024, the Company had no major customer over 10% of its revenues.

18. Supplemental Disclosures with Respect to Cash Flows

	Six Months Ended 31 January
	2024	2023
Cash paid during the period for interest	$129,361	$446,040
Cash paid during the period for income taxes	$1,600	$3,228

19.  Commitments and Contingencies

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

Acquisition of Assets – Crafted Plants NJ

On 21 December 2022, pursuant to the terms of the Merger Agreement, the Company issued to the Sellers an aggregate of 16,666,667 shares of its common stock, which will be held in escrow and will not be released to the Sellers until the Surviving Entity achieves certain milestones (Note 11).  Since no cannabis sales have commenced, the $50,000 liability for consultant is not payable.

The Company entered into a three-year strategic advisory services agreement with Bengal Capital dated 5 January 2023 (“Bengal Advisory Agreement”). The Company shall pay Bengal Capital $240,000 on each anniversary, of which $60,000 is to be paid in cash and $180,000 is to be paid in cash, common stock, or warrants to purchase shares of the Company’s common stock, in such proportions as are determined by the Company. The Company has accrued $260,000 under this agreement as of 31 January 2024. In February 2024, the Company settled the annual advisory fees of $240,000 accrued as of January 5, 2024, of which $60,000 was paid in cash and $180,000 was paid by issuing 2,700,393 common shares (Note 23). In addition, if the Company successfully obtains a cultivation license in New Jersey during the term of the Bengal Advisory Agreement, the Company will owe a fee of $1,000,000, which will be payable in the form of the Company’s common stock or a warrant to purchase shares of the Company’s common stock, in either case as requested by Bengal Capital. As of 31 January 2024, no license has been obtained and therefore the related fee has not been paid or accrued.

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

Acquisition of Canopy

At 31 January 2024, the Company had $100,000 in consulting fee payable to the sellers of Canopy (Note 11), related to the common shares that are to be issued to the Canopy sellers 18 months after the First Amendment in June 2022, that was not included in the purchase consideration and is included in accrued liabilities.

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

As of 31 January 2024, the Company has paid $299,817, leaving $433,333 to be earned subsequent to 31 January 2024.

20. Other Agreements

On 6 August 2021, the Company entered into management agreements with each of NMG IL 1, LLC (“NMG IL 1”) and NMG IL 4, LLC (“NMG IL 4”) along with an option to indirectly acquire all of the membership interests in each of NMG IL 1 and NMG IL 4 pursuant to a convertible credit facility between our subsidiary, DEP and each of NMG IL 1 and NMG IL 4, and membership interest purchase agreements between DEP and the members of NMG IL 1 and NMG IL 4, subject to obtaining all required local and state regulatory authorization. Each of NMG IL 1 and NMG IL 4 have been identified in the Illinois Department of Financial and Professional Regulation (IDFPR) results of the Social Equity Justice Involved Lottery for 55 Conditional Adult-Use Cannabis Dispensary Licenses (Conditional Licenses) across the state. The certified results are from a lottery with a pool of applicants who scored 85% or greater in their applications. NMG IL 1 and NMG IL 4 were drawn in BLS Region #5 (Chicago-Naperville-Elgin) where 36 conditional licenses are available. The applications are not tied to specified locations. The Transaction with NMG IL 4 was completed on 25 April 2023 (Note 11). In January 2024, the final ownership changes were approved by the state. The Transaction with NMG IL 1, following the same pattern described in Note 11, has not been completed as of the date of these financial statements.

21. Discontinued Operations and Assets Held for Sale

The following table summarizes the Company’s loss from discontinued operations for the three and six months ended 31 January 2024 and 2023. The gain and loss resulting from the forgiveness of intercompany payables has been eliminated in consolidation.

	Three months ended 31 January 2024	Three months ended 31 January 2023	Six months ended 31 January 2024	Six months ended 31 January 2023

Sales	$428,595	$3,308,447	$2,581,452	$6,507,631
Cost of sales	(676,196)	(2,812,932)	(2,329,988)	(6,101,604)
Gross profit (loss)	(247,601)	495,515	251,464	406,027

Operating expenses	(171,826)	(824,752)	(658,538)	(1,604,070)
Other items	(640,664)	-	(581,282)	828
	(812,490)	(824,752)	(1,239,820)	(1,603,242)

Loss from discontinued operations before income taxes	$(1,060,091)	$(329,237)	$(988,356)	$(1,197,215)
Income tax expense (recovery)	67,827	(249,595)	(147,784)	(499,190)
Net loss from discontinued operations	$(992,264)	$(578,832)	$(1,136,140)	$(1,696,405)

The assets and liabilities associated with discontinued operations consisted of the following as of 31 January 2024 and 31 July 2023:

	31 January 2024	31 July 2023
Assets held for sale
Cash	$5,081	$215,622
Accounts receivable	63,337	564,392
Other amounts receivable	-	20,000
Prepaids	44,951	332,814
Inventory	120,283	1,609,521
Property and equipment, net	617,422	1,143,818
Operating lease right-of-use assets	184,724	356,748
Brand and licenses, net	-	2,047,295

Total assets held for sale	1,035,798	6,290,210

Liabilities held for sale
Accounts payable and accrued liabilities	2,036,461	479,619
Income taxes payable	-	239,434
Operating lease liabilities	189,244	1,541,900

Total liabilities held for sale	$2,225,705	$2,260,953

Total assets and liabilities associated held for sale are presented as current assets and liabilities, respectively, due to the fact that they are likely to be sold within 12 months.

A reconciliation of the beginning and ending balances of assets held for sale for the six months ended 31 January 2024 and for year ended 31 July 2023, are as follows:

	Held for Sale Subsidiaries	Subsidiaries Disposed	Total

Balance as of 31 July 2022	$1,230,011	$4,712,393	$5,942,404
Transferred in	-	7,300,845	7,300,845
Ongoing activity from discontinued operations	(136,336)	(5,637,909)	(5,774,245)
Disposition	-	(1,178,794)	(1,178,794)

Balance as of 31 July 2023	1,093,675	5,196,535	6,290,210
Ongoing activity from discontinued operations	(57,877)	-	(57,877)
Disposition	-	(5,196,535)	(5,196,535)

Balance as of 31 January 2024	$1,035,798	$-	$1,035,798

A reconciliation of the beginning and ending balances of liabilities held for sale for the six months ended 31 January 2024 and for year ended 31 July 2023 are as follows:

	Held for Sale Subsidiaries	Subsidiaries Disposed	Total

Balance as of 31 July 2022	$259,470	$819,612	$1,079,082
Transferred in	-	1,789,189	1,789,189
Ongoing activity from discontinued operations	(40,291)	(158,306)	(198,597)
Disposition	-	(408,721)	(408,721)

Balance as of 31 July 2023	219,179	2,041,774	2,260,953
Ongoing activity from discontinued operations	2,006,526	-	2,006,526
Disposition	-	(2,041,774)	(2,041,774)

Balance as of 31 January 2024	$2,225,705	$-	$2,225,705

In April 2023, the Company approved the sale of the Michigan retail operation. In July 2023 and August 2023, the Company approved the sale of the Ohio operations. In January 2024, the Company approved the sale of Nevada operation.

Available for Sale Subsidiaries

Membership Interest Purchase Agreement (NMG OH P1)

On September 5, 2023, DEP entered into a membership interest purchase agreement (the “NMG OH P1 Purchase Agreement”) with LMTB LLC, an Ohio limited liability company (the “LMTB”), pursuant to which DEP will sell the issued and outstanding membership interests (the “NMG OH P1 Interests”) in NMG OH P1 to LMTB for the purchase price of US$2,000,000, subject to adjustment in the event that NMG OH P1’s Working Capital (as defined in the NMG OH P1 Purchase Agreement) on the NMG OH P1 Closing Date (as defined in the NMG OH P1 Purchase Agreement) varies from the Target Working Capital (as defined in the NMG OH P1 Purchase Agreement and thereby fixed at zero (0) dollars). An amount equal to the Deposit (as defined in the NMG OH P1 Purchase Agreement), being US$1,000,000, shall be held in escrow by Murphy Schiller & Wilkes LLP as escrow agent (the “NMG OH P1 Escrow Agent”) pursuant to the terms and conditions of an escrow agreement entered into among DEP, NMG OH P1 and LMTB contemporaneously with the NMG OH P1 Purchase Agreement.

Subsidiaries Disposed

Membership Interest Purchase Agreement (NMG)

On 31 January 2024, the Company’s wholly owned subsidiaries, DEP Nevada entered into a membership interest purchase agreement (the “NMG Purchase Agreement”) with Vegas Brazil LLC, a California limited liability company (the “Vegas Brazil”), pursuant to which DEP will sell the issued and outstanding membership interests (the “NMG Interests”) in NMG to Vegas Brazil for the purchase price of US$2,000,000, subject to adjustment in the event that NMG’s Working Capital (as defined in the NMG Purchase Agreement) on the NMG Closing Date (as hereinafter defined) varies from the Target Working Capital (as defined in the NMG Purchase Agreement and thereby fixed at zero (0) dollars). Closing shall occur no later than fifteen (15) calendar days following receipt of regulatory approval and satisfaction or waiver, if applicable, of all closing conditions, or in such other manner or at such other time or date as the parties may mutually agree in writing.

In connection with the NMG Purchase Agreement, DEP and Vegas Brazil entered into a letter agreement (the “Letter Agreement”), commencing on December 15, 2023 (the “Economic Takeover Date”) and expiring on the earlier of: (i) the termination of the NMG Purchase Agreement, or (ii) the closing date of the NMG Purchase Agreement. Economic Takeover Date is defined in the NMG Purchase Agreement as the date Vegas Brazil accepts responsibility for all forward-going profits and losses. The financial performance of NMG-LV has been deconsolidated as of Dec 15, 2023 while the entity is in the Transfer of Ownership process.

The purchase price of US$2,000,000 consists of: (i) a cash deposit of US$250,000 (paid); (ii) US$750,000 in cash to be paid within six months of receipt of regulatory approval by the Nevada Cannabis Compliance Board, which cash payment will be covered by a personal guarantee of an affiliate of Vegas Brazil; and (iii) a secured promissory note in the amount of US$1,000,000 (the "Note") to be delivered by Vegas Brazil to DEP on the closing date, and which Note will be personally guaranteed by an affiliate of Vegas Brazil. The Note shall bear interest at the applicable federal rate as of the closing date and the Note will be paid in six (6) equal monthly payments with the first payment occurring on the seven (7) month anniversary of the closing date.

As of January 31, 2024, there was $1,750,000 disposition receivable from Vegas Brazil, of which $750,000 will be paid in cash within six months of receipt of regulatory approval by the Nevada Cannabis Compliance Board, which is expected to occur in the near future, and $1,000,000 will be paid by a secured promissory note on the closing date.

Operating Lease as a Lessor (NMG)

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

NMG OH 1 Disposition

On 17 October 2023, pursuant to equity purchase agreement (the “EPA”) dated 21 July 2023, between the Company’s wholly owned subsidiaries, DEP Nevada, NMG OH 1 and FarmaceuticalRX, LLC (the “Purchaser”), DEP sold all of the issued and outstanding interests and other ownership, equity or profits interests in NMG OH 1 to the Purchaser (the “Disposition”).

Pursuant to the closing of the Disposition, on 17 October 2023 (the “Closing Date”), the Purchaser paid an initial total consideration of US$8.225 million (US$7,975,000 on closing plus US$250,000 deposit upon signing of the EPA) (the “Initial Purchase Price”) in cash to DEP Nevada, which Initial Purchase Price is subject to a working capital adjustment and other customary adjustments pursuant to the EPA to be calculated within 365 days of the Closing Date (the “Final Purchase Price”). Based on the Accepted Adjustment Statement (as defined in the EPA), the parties shall determine if the Final Purchaser Price shall be adjusted upwards or downwards. An amount equal to the Escrow Amount (as defined in the EPA) of US$100,000 from the Final Purchase Price is being held in escrow and will be released to DEP Nevada on the fifth day of the twelfth month after the Closing Date unless there are any indemnification claims pending until such time as the claim is resolved. The $100,000 held in escrow was included in other amounts receivable as of 31 January 2024.

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

NMG MI 1 Disposition

In April 2023, the Company approved the sale of the Michigan retail operation, which was completed in June 2023.

Assets held for sale related to NMG wholesale operation, Ohio operations and Michigan retail operation represent a strategic shift in the Company's operations and therefore is classified as available for sale subsidiaries and discontinued operations as of 31 July 2023.

During the year ended 31 July 2023, the Company performed an analysis of any impairments prior to reclassifying certain assets as held for sale and recorded an impairment of $944,015 which is included as a component of loss on impairment in the consolidated statements of operations and comprehensive loss.

22. Income Taxes

For the three and six months ended 31 January 2024 and 2023, the Company recorded an income tax expense of $532,459 (2023 - $370,467) and $1,363,515 (2023 - $746,946), respectively.

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

As of 31 January 2024, the Company had unrecognized tax benefits of all of which would currently affect the Company's effective tax rate if recognized. The Company estimates that approximately $706,210 of unrecognized tax benefits, including penalties and interest, may be recognized in the next 12 months. Interest expense and penalties of $71,334 related to unrecognized tax benefits were recorded through 31 January 2024. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances.  Settlement of any particular position could require the use of cash.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. Currently, the Company is not under examination by any taxing authority.

23. Subsequent Events

On February 9, 2024, the Company issued 2,700,393 common shares to a related party to settle $180,000 of accrued advisory fees pursuant to the Bengal Advisory Agreement (Note 19).

As of March 15, 2024, the management agreement between NMG and CCG ended and was not extended (Note 8).  On or around September 18, 2023, Big Stone AR 1 exercised the conversion feature of the Convertible Loan Agreement to convert into preferred units of CCG at a conversion price equal to the current indebtedness under the Convertible Loan Agreement constituting forty percent (40%) of the overall ownership interests of CCG with the following preferred rights: (i) the right to an allocative share of sixty-six and 67/100 percent (66.67%) of the net profits of CCG and the right to distributions equal to sixty-six and 67/100 percent (66.67%) of the net profits on a monthly basis; (ii) the right to a sixty-six and 67/100 percent (66.67%) share of CCG’s assets upon dissolution of CCG; and (iii) the right to sixty-six and 67/100 percent (66.67%) of all voting rights of members of CCG. On or around September 18, 2023, Big Stone AR 1 exercised the conversion feature of the convertible note and CCG members approved certain actions to allow Big Stone AR 1 to become a member of CCG through preferred units, to elect Big Stone AR 1 as the manager of CCG and to amend the operating agreement. The transfer of ownership as a result of conversion of the Convertible Loan Agreement is before the Arkansas regulator.

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

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2023, our most recently completed year end, to January 31, 2024, and our results of operations for the six months ended January 31, 2024, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

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

We are a Nevada corporation that, through our wholly-owned subsidiary, Nevada Medical Group, LLC (“NMG”), are engaged in the cultivation and production of medical and adult-use recreational marijuana products. NMG produces cannabis flower, oil extracts and edibles under license in the state of Nevada, which are available for sale under the brand name “Body and Mind” in dispensaries in Nevada. NMG, which is in the process of being sold to a third party purchaser with definitive agreements executed January 31, 2024, was deconsolidated on December 15, 2023 when our control and economic benefits transferred to the third party purchaser.

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

We, through our indirect wholly-owned subsidiary NMG IL 4, LLC (“NMG IL 4”), manage and operate the BaM Body and Mind branded Markham, IL dispensary since April 25, 2023. Formal regulatory approval of the ownership transfer has been received in January 2024.

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

In Arkansas, we through NMG, manage the “BaM Body and Mind” branded medical marijuana dispensary including cultivation in West Memphis, Arkansas, which opened in April 27, 2020 and the cultivation commenced operations on April 6, 2021. However, as of March 15, 2024, the management agreement between NMG and CCG ended and was not extended.

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

Our head office located at 750 – 1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6.

Intercorporate Relationships

The following is a list of all of our subsidiaries and the corresponding date of jurisdiction of incorporation or organization and the ownership interest of each.  All of our subsidiaries are directly or indirectly owned by us:

Name of Entity	Place of Incorporation/Formation	Ownership Interest	Date of Acquisition or formation
DEP Nevada Inc.(1)	Nevada, USA	100%	August 10, 2017
NMG Long Beach, LLC(2)	California, USA	100%	December 18, 2018
NMG San Diego, LLC(3)	California, USA	60%	January 30, 2019
NMG Ohio LLC(4)	Ohio, USA	100%	April 27, 2017
NMG OH P1, LLC(5)	Ohio, USA	100%	January 30, 2020
NMG MI P1 Inc. (6)	Michigan, USA	100%	June 24, 2021
NMG MI C1 Inc. (7)	Michigan, USA	100%	June 24, 2021
Canopy Monterey Bay, LLC (8)	California, USA	100%	November 30, 2021
NMG CA P1, LLC(9)	California, USA	100%	January 7, 2020
NMG CA C1, LLC(10)	California, USA	100%	October 7, 2020
BaM Body and Mind Dispensary NJ, Inc.(11)	New Jersey, USA	95%	December 21, 2022
NMG TX 1 LLC(12)	Texas, USA	100%	March 22, 2023
NMG IL4, LLC (13)	Illinois, USA	100%	April 25, 2023

Notes:

(1)	DEP Nevada Inc. is a wholly-owned subsidiary of Body and Mind Inc.
(2)	NMG Long Beach, LLC is a wholly-owned subsidiary of DEP Nevada Inc.
(3)	NMG San Diego, LLC is a 60% owned subsidiary of DEP Nevada Inc.
(4)	NMG Ohio LLC is a wholly-owned subsidiary of Nevada Medical Group LLC, which is inactive.
(5)	NMG OH P1, LLC is a wholly-owned subsidiary of DEP Nevada Inc. which is in the process of being sold to a third party purchaser with definitive agreements executed September 5, 2023.
(6)	NMG MI P1 Inc. is a wholly-owned subsidiary of DEP Nevada, Inc., which is inactive.
(7)	NMG MI C1 Inc. is a wholly-owned subsidiary of DEP Nevada, Inc., which is inactive.
(8)	Canopy Monterey Bay, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(9)	NMG CA P1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(10)	NMG CA C1, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(11)	BaM Body and Mind Dispensary NJ, Inc. (formerly, CraftedPlants NJ Corp.) is a 95% owned subsidiary of DEP Nevada, Inc.
(12)	NMG TX 1 LLC is a wholly-owned subsidiary of DEP Nevada, Inc.
(13)	NMG IL4, LLC is a wholly-owned subsidiary of DEP Nevada, Inc.

On June 13, 2023 and on October 17, 2023, the Company disposed of its wholly-owned subsidiaries, NMG MI 1, Inc. and NMG OH 1, LLC, respectively to third party purchasers. Nevada Medical Group, LLC, a wholly-owned subsidiary of DEP Nevada Inc., is in the process of being sold to a third party purchaser with definitive agreements executed January 31, 2024 but was deconsolidated on December 15, 2023 due to the fact that the third party purchaser took over operational and financial control of Nevada Medical Group, LLC.

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
(2)

DEP issued a secured promissory note in favor of the Sellers for the principal amount of $2,300,000, which bears interest at a rate of 10% per annum compounded annually and has a maturity date of November 30, 2026 (the “Promissory Note”).

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

On April 25, 2023, we, through DEP, obtained 100% ownership (regulatory approval in January 2024) and control over NMG IL 4 in Illinois by converting the loan pursuant to the Convertible Credit Facility Agreement that the Company entered into on December 26, 2019 and by satisfying the closing conditions of the Membership Interest Purchase Agreement that was signed on the same date. On closing, DEP delivered a cash payment of $1,000 to purchase 100 units (or 0.10%) of NMG IL 4 from the seller, Big Stone, and converted the Convertible Note receivable balance of $994,035 for the remaining 99,900 units (or 99.90%) of NMG IL 4. The Markham Illinois dispensary was opened around April 25, 2023 and operated as a BaM Body and Mind branded dispensary.

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

Concurrently and in conjunction with entering into the Stock Purchase Agreement, NMG MI 1 and Big Bhang entered into a management services agreement (the “Management Services Agreement”), pursuant to which Big Bhang provides management and administrative services to NMG, as described in Exhibit A to the Management Services Agreement, in exchange for a management fee equal to one hundred percent (100%) of the income and monies generated from the sale of all goods, products, and/or services relating to the business of NMG MI 1. The parties received implied approval of the Management Services Agreement from the CRA after submitting a License Maintenance update form on April 19, 2023 and the Management Services Agreement became effective as of May 1, 2023 and shall continue until the one (1) year anniversary thereof (the “Term”), which Term may be mutually extended by the parties, unless terminated earlier as set forth in the Management Services Agreement. In addition, during the Term, Big Bhang has full rights of management and control of the municipal and regulatory licenses, business, and the premises. Big Bhang may take any and all actions, either directly or on behalf of NMG MI 1, which Big Bhang deems, in its reasonable discretion, to be necessary in furtherance of the business, to the extent that such actions comply with applicable laws. Big Bhang may also change the trade or brand name of the business and/or premises during the Term, provided such change and name comply with applicable laws and are approved in advance by the CRA. Furthermore, except as otherwise provided in the Management Services Agreement, NMG MI 1 shall not, without the express prior approval of Big Bhang, take any action with respect to the operation of the business for which Big Bhang is authorized to take under the Management Services Agreement. Big Bhang shall assume all costs, obligations, liabilities, and expenditures of Licensee, which are incurred during the Term in connection with the services and the management and operation of NMG MI 1, the business, and the premise, and shall defend, indemnify, and hold harmless NMG MI 1 from all costs, obligations, liabilities, and expenditures. During the Term, Big Bhang shall assume all risk of loss to NMG MI 1 and/or the premise, and shall defend, indemnify, and hold harmless NMG MI 1 from all risk of loss.

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

The foregoing descriptions of the Equity Purchase Agreement, the NMG OH 1 Side Agreement and the Consent Agreement do not purport to be complete and are qualified in their entirety by the Equity Purchase Agreement, the NMG OH 1 Side Agreement and the Consent Agreement, which are filed as Exhibits 10.88, 10.89 and 10.90 to our Annual Report on Form 10-K filed with the SEC on November 14, 2023 , respectively, and are incorporated by reference herein.

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

Pursuant to the management agreement, NMG will provide operations and management services, including management, staffing, operations, administration, oversight, and other related services. Under the management agreement, NMG will be required to obtain approval from CCG for any key decisions as defined in the agreement and accordingly the Company does not control CCG. NMG will be paid a monthly management fee equal to 66.67% of the monthly net profits of CCG, subject to conversion of the convertible loan as discussed below upon which the monthly management fee shall be $6,000 per month, unless otherwise agreed by the parties in writing. The management agreement has an expiration of March 15, 2024 and can be mutually extendable. However, as of March 15, 2024, the management agreement between NMG and CCG ended and was not extended.

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

On 31 January 2024, DEP has entered into a membership interest purchase agreement (the “NMG Purchase Agreement”) with Vegas Brazil LLC (“Vegas Brazil”), whereby DEP agreed to sell all of the issued and outstanding membership interests in NMG to Vegas Brazil. In connection with the NMG Purchase Agreement, both parties entered into a letter agreement (the “Letter Agreement”), commencing on December 15, 2023, the date Vegas Brazil accepts responsibility for all forward-going profits and losses for NMG. Pursuant to the Letter Agreement, at or prior to the closing date of the NMG Purchase Agreement, the Convertible Loan Agreement shall have been terminated or otherwise no longer in effect, or NMG shall no longer be a party to the Convertible Loan Agreement. However, in the event that the Convertible Loan Agreement remains in full force and effect post-closing of the NMG Purchase Agreement, Vegas Brazil expressly agrees, covenants, and warrants that it will ensure that NMG does not breach or engage in acts or omissions that result in a breach or an event of default occur under the Convertible Loan Agreement, use commercially reasonable efforts to maintain the Convertible Loan Agreement in full force and effect, and take all necessary steps and acts to assign and transfer the Convertible Loan Agreement to an entity of DEP’s choosing. The purchase price set forth in the NMG Purchase Agreement does not include the acquisition of the rights or interest in the Convertible Loan Agreement, and no benefit under the Convertible Loan Agreement shall inure to Vegas Brazil.

As of March 15, 2024, the management agreement between NMG and CCG ended and was not extended.  On or around September 18, 2023, Big Stone AR 1 exercised the conversion feature of the Convertible Loan Agreement to convert into preferred units of CCG at a conversion price equal to the current indebtedness under the Convertible Loan Agreement constituting forty percent (40%) of the overall ownership interests of CCG with the following preferred rights: (i) the right to an allocative share of sixty-six and 67/100 percent (66.67%) of the net profits of CCG and the right to distributions equal to sixty-six and 67/100 percent (66.67%) of the net profits on a monthly basis; (ii) the right to a sixty-six and 67/100 percent (66.67%) share of CCG’s assets upon dissolution of CCG; and (iii) the right to sixty-six and 67/100 percent (66.67%) of all voting rights of members of CCG. On or around September 18, 2023, Big Stone AR 1 exercised the conversion feature of the convertible note and CCG members approved certain actions to allow Big Stone AR 1 to become a member of CCG through preferred units, to elect Big Stone AR 1 as the manager of CCG and to amend the operating agreement. The transfer of ownership as a result of conversion of the Convertible Loan Agreement is before the Arkansas regulator.

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

Membership Interest Purchase Agreement (NMG)

On 31 January 2024, the Company’s wholly owned subsidiaries, DEP Nevada entered into the NMG Purchase Agreement with Vegas Brazil, pursuant to which DEP will sell the issued and outstanding membership interests in NMG to Vegas Brazil for the purchase price of US$2,000,000, subject to adjustment in the event that NMG’s Working Capital (as defined in the NMG Purchase Agreement) on the NMG Closing Date (as hereinafter defined) varies from the Target Working Capital (as defined in the NMG Purchase Agreement and thereby fixed at zero (0) dollars). Closing shall occur no later than fifteen (15) calendar days following receipt of regulatory approval and satisfaction or waiver, if applicable, of all closing conditions, or in such other manner or at such other time or date as the parties may mutually agree in writing.

The purchase price of US$2,000,000 consists of: (i) a cash deposit of US$250,000 (paid); (ii) US$750,000 in cash to be paid within six months of receipt of regulatory approval by the Nevada Cannabis Compliance Board, which cash payment will be covered by a personal guarantee of an affiliate of Vegas Brazil; and (iii) a secured promissory note in the amount of US$1,000,000 (the "Note") to be delivered by Vegas Brazil to DEP on the closing date, and which Note will be personally guaranteed by an affiliate of Vegas Brazil. The Note shall bear interest at the applicable federal rate as of the closing date and the Note will be paid in six (6) equal monthly payments with the first payment occurring on the seven (7) month anniversary of the closing date.

Contemporaneously with the NMG Purchase Agreement, DEP and Vegas Brazil entered into a Letter Agreement, commencing on December 15, 2023 (the “Economic Takeover Date”) and expiring on the earlier of: (i) the termination of the NMG Purchase Agreement, or (ii) the closing date of the NMG Purchase Agreement. Pursuant to the NMG Purchase Agreement, Economic Takeover Date is defined as the date Vegas Brazil takes over responsibility for all forward-going profits and losses.

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

Results of Operations for the three month periods ended January 31, 2024 and 2023:

The following table sets forth our results of operations for the three month periods ended January 31, 2024 and 2023:

	January 31, 2024 $	January 31, 2023 $
Sales	4,428,660	4,433,607
Cost of Sales	(2,406,264)	(2,662,797)
Gross Margin	2,022,396	1,770,810
Operating Expenses	(2,866,475)	(3,204,237)
Net Loss from Continuing Operations	(1,464,919)	(2,162,216)
Net Loss	(168,800)	(2,741,048)
Foreign Currency Translation Adjustment	(109,791)	(10,342)
Comprehensive Loss	(278,591)	(2,751,390)
Basic and Diluted Loss Per Share - Continuing	(0.01)	(0.02)
Basic and Diluted Earnings Per Share – Discontinued	0.01	0.00

Revenues

For the three month period ended January 31, 2024 we had total sales of $4,428,660 and cost of sales of $2,406,264 for a gross margin of $2,022,396 compared to total sales of $4,433,607 and cost of sales of $2,662,797 for a gross margin of $1,770,810 in the three month period ended January 31, 2023. Gross margin increased due to decreasing wholesale prices, and the Company’s effort to reduce costs and lower inventory balance on hand at January 31, 2024.

During the three months ended January 31, 2024, the Company recorded product sales as follows:

Revenues – By Segment	Three months ended January 31, 2024 $	%

Retail	4,428,660	100%

Total	4,428,660

Operating Expenses

For the three month period ended January 31, 2024, operating expenses totaled $2,866,475 compared with $3,204,237 for the three month period ended January 31, 2023. A significant reason for the slight decrease in operating expenses between the periods related to modest decreases in accounting and legal, business development costs, depreciation and management fees. These decreases were partly offset by an increase in consulting fees, lease expense, licenses, utilities and office administration, and salaries and wages.

The Company had a decrease in depreciation and amortization expense to $96,039 compared to $269,811 due to a lower balance of property and equipment and intangible assets to be depreciated/amortized due to declining balances and various impairments in prior periods. Overall, operating expenses are relatively consistent year over year.

Other Items

During the three month period ended January 31, 2024, our other items accounted for $88,381 of losses as compared to losses of $358,322 for the three month period ended January 31, 2023. The significant components in other items primarily relate to gain on fair value adjustment of convertible loan, the Company’s interest income on the secured convertible note and interest expense on the long-term loan payable.

Net Loss

Net loss for the quarter ended January 31, 2024, totaled $168,800 compared with $2,741,048 for the quarter ended January 31, 2023, which consisted of net loss from continuing operations of $1,464,919 (2023 - $2,162,216) and income from discontinued operations of $1,296,119 (2023 – loss of $578,832). The income from discontinued operations includes the gain on disposition of NMG of $2,288,383, net of tax.

Other Comprehensive Loss

We recorded a foreign currency translation adjustment loss of $109,791 and loss of $10,342 for the quarters ended January 31, 2024 and 2023, respectively, as a result of the weakening foreign exchange rate of CAD to USD.  The amounts are included in the statement of operations as other comprehensive income for the respective periods.

Results of Operations for the six month periods ended January 31, 2024 and 2023:

The following table sets forth our results of operations for the six month periods ended January 31, 2024 and 2023:

	January 31, 2024 $	January 31, 2023 $
Sales	8,986,886	9,066,119
Cost of Sales	(4,896,651)	(5,566,615)
Gross Margin	4,090,235	3,499,504
Operating Expenses	(6,007,017)	(6,042,190)
Net Loss from Continuing Operations	(5,215,893)	(3,997,438)
Net Loss	(4,985)	(5,693,843)
Foreign Currency Translation Adjustment	(478,993)	(80,402)
Comprehensive Loss	(483,978)	(5,774,245)
Basic and Diluted Loss Per Share - Continuing	(0.04)	(0.03)
Basic and Diluted Earnings (Loss) Per Share – Discontinued	0.04	(0.01)

Revenues

For the six month period ended January 31, 2024 we had total sales of $8,986,886 and cost of sales of $4,896,651 for a gross margin of $4,090,235 compared to total sales of $9,066,119 and cost of sales of $5,566,615 for a gross margin of $3,499,504 in the six month period ended January 31, 2023. Gross margin increased due to decreasing wholesale prices, and the Company’s effort to reduce costs and lower inventory balance on hand at January 31, 2024.

During the six months ended January 31, 2024, the Company recorded product sales as follows:

Revenues – By Segment	Six months ended January 31, 2024 $	%

Retail	8,986,886	100%

Total	8,986,886

Operating Expenses

For the six month period ended January 31, 2024, operating expenses totaled $6,007,017 compared with $6,042,190 for the six month period ended January 31, 2023. A significant reason for the slight increase in operating expenses between the periods related to modest increases in consulting fees, lease expense, licenses, utilities and office administration, management fees and salaries and wages. These increases were partly offset by a decrease in accounting and legal, business development costs, and depreciation.

The Company had a decrease in depreciation and amortization expense to $192,081 compared to $539,622 due to a lower balance of property and equipment and intangible assets to be depreciated/amortized due to declining balances and various impairments in prior periods. Overall, operating expenses are relatively consistent year over year.

Other Items

During the six month period ended January 31, 2024, our other items accounted for $1,935,596 of losses as compared to losses of $707,806 for the six month period ended January 31, 2023. The significant components in other items primarily relate to gain on fair value adjustment of convertible loan, loss on impairment, the Company’s interest income on the secured convertible note and interest expense on the long-term loan payable.  During the period, the Company paid off the $6.66M loan together with interests and prepayment premium penalty of $342,543.  As a result, the Company recognized over $1.1M in interest expense for the six months ended January 31, 2024 for the debt discount remaining to be amortized.

Net Loss

Net loss for the six months ended January 31, 2024, totaled $4,985 compared with a net loss of $5,693,843 for the six months ended January 31, 2023, which consisted of net loss from continuing operations of $5,215,893 (2023 - $3,997,438) and income from discontinued operations of $5,210,908 (2023 – loss of $1,696,405). The income from discontinued operations includes the gain on disposition of NMG OH 1 of $4,058,665, net of tax, and the gain on disposition of NMG of $2,288,383, net of tax.

Other Comprehensive Income (Loss)

We recorded a foreign currency translation adjustment loss of $478,993 and loss of $80,402 for the six months ended January 31, 2024 and 2023, respectively, as a result of the weakening foreign exchange rate of CAD to USD.  The amounts are included in the statement of operations as other comprehensive income for the respective periods.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of January 31, 2024:

	As of January 31, 2024	As of July 31, 2023
	(unaudited)
Cash reserves	$1,455,250	$1,460,311
Working capital (deficit)	$(5,961,758)	$699,861

At January 31, 2024, we had cash of $1,455,250 as compared to cash of $1,460,311 at July 31, 2023.

Statement of Cash flows

During the six month period ended January 31, 2024, our net cash decreased by $5,061 (2023 – increased by $1,699,952), which included net cash used in operating activities from continuing operations of $4,753,115 (2023 – $1,749,183), net cash provided by operating activities from discontinued operations of $3,854,293 (2023 – used $403,120), for a net overall cash used in operating activities of $898,822 (2023 - $2,152,303).

Net cash provided by investing activities from continuing operations was $194,385 (2023 – $548,933), net cash provided by investing activities from discontinued operations was $8,297,983 (2023 – used $23,508), for a net cash from investing activities of $8,492,368 (2023 – $525,425).

Net cash used in financing activities was $7,175,086 (2023 – provided $3,010,758), and effect of foreign rate changes on cash was $478,993 (2023 - $80,402) and the change in cash included in assets held for sale was $55,472 (2023 - $396,474).

Cash Flow used in Operating Activities

Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from continuing operations of $5,215,893 during the six months ended January 31, 2024 compared to $3,997,438 in 2023. The net loss in 2024 included, among other things, accrued interest and accretion of $1,246,711 (2023 - $290,649), amortization of intangible assets of $186,831 (2023 - $514,826), operating lease expense of $196,208 (2023 - $497,656), depreciation of property and equipment of $140,525 (2023 - $94,056), accrued interest income of $36,000 (2023 - $36,000), gain on fair value adjustment of convertible loan of $209,423 (2023 - $nil), loss on impairment of equipment of $124,649 (2023 - $nil), and stock-based compensation of $53,808 (2023 - $54,471).

The following non-cash items further adjusted the loss for the six months ended January 31, 2024 and 2023:

•

Increase in accounts receivable and prepaid of $1,865,958 (2023 – $38,518), decrease in inventory of $266,200 (2023 – $128,602), increase in deposits of $739,324 (2023 - $62), increase in trade payables and accrued liabilities of $427,321 (2023 – $73,603), increase in income taxes payable and deferred taxes of $1,361,915 (2023 - $1,242,908), decrease in due to related parties of $17,819 (2023 – $36,917), and decrease of operating lease liabilities of $672,866 (2023 - $537,019).

Cash Flow used in Investing Activities

During the six month period ended January 31, 2024, the change in cash from investing activities from continuing operations relates primarily to the purchased equipment of $111,820 (2023 - $nil), and loan advances from CCG in Arkansas of $306,205 (2023 - $548,933).

The change in cash provided by investing activities for the six month period ended January 31, 2024 from discontinued operations included the disposition of NMG OH 1 for $8M and the deposits received from the disposition of NMG for $250,000.

Cash Flow provided by Financing Activities

During the six month period ended January 31, 2024, cash used in financing activities relates primarily to the repayment of bank overdraft and repayment of $6.66M secured loan plus interests, exit fee and a prepayment premium for an aggregate total of $7.33M.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

On February 9, 2024, the Company issued 2,700,393 common shares to settle $180,000 accrued advisory fees pursuant to the Bengal Advisory Agreement.

As of March 15, 2024, the management agreement between NMG and CCG ended and was not extended.  On or around September 18, 2023, Big Stone AR 1 exercised the conversion feature of the Convertible Loan Agreement to convert into preferred units of CCG at a conversion price equal to the current indebtedness under the Convertible Loan Agreement constituting forty percent (40%) of the overall ownership interests of CCG with the following preferred rights: (i) the right to an allocative share of sixty-six and 67/100 percent (66.67%) of the net profits of CCG and the right to distributions equal to sixty-six and 67/100 percent (66.67%) of the net profits on a monthly basis; (ii) the right to a sixty-six and 67/100 percent (66.67%) share of CCG’s assets upon dissolution of CCG; and (iii) the right to sixty-six and 67/100 percent (66.67%) of all voting rights of members of CCG.   On or on around September 18, 2023, CCG members approved certain actions to allow Big Stone AR 1 to become a member of CCG through preferred units, to elect Big Stone AR 1 as the manager of CCG and to amend the operating agreement.  The transfer of ownership as a result of conversion of the Convertible Loan Agreement is before the Arkansas regulator.

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had working capital deficit of $5,961,758 as at January 31, 2024. The Company outlined substantial doubt about its ability to continue as a going concern in prior periods which has been alleviated by securing long term debt, improved operations and increased sales. The Company anticipates that current operations, cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 12 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

Based on their evaluation as of January 31, 2024, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of January 31, 2024 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In our assessment of the effectiveness of our internal control over financial reporting as at January 31, 2024, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, material weaknesses were identified regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

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

Change in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None that have not already been reported on a Current Report on Form 8-K.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

During our fiscal quarter ended January 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

BODY AND MIND INC.

Date: March 25, 2024	BY:	/s/ Michael Mills
Michael Mills, President and Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2024	BY:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

