Form 10-Q
period 2024-04-30
BODY & MIND INC.
filed 2024-06-20
CIK 1715611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  147,686,393 shares of common stock outstanding as of June 19, 2024.

BODY AND MIND INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Body and Mind Inc.		Statement 1
Condensed Consolidated Balance Sheets
(U.S. Dollars)
ASSETS	As of 30 April 2024	As of 31 July 2023
	(unaudited)
Current
Cash	$291,543	$1,460,311
Accounts receivable, net	41,932	27,234
Other amounts receivable (Note 5)	1,850,000	-
Interest receivable on convertible loan (Note 8)	342,000	294,000
Prepaids	571,108	448,341
Inventory (Note 7)	632,594	909,875
Assets held for sale – discontinued operations (Note 21)	966,835	6,290,210
Total Current Assets	4,696,012	9,429,971
Deposit(Note 6 and 20)	1,035,026	72,617
Convertible loan receivable (Note 8)	1,250,000	1,700,411
Property and equipment, net(Note 10)	1,606,266	1,827,215
Operating lease right-of-use assets(Note 15)	4,028,355	4,329,634
Brand and licenses, net(Note 12)	3,571,716	3,849,932
TOTAL ASSETS	$16,187,375	$21,209,780

LIABILITIES
Current
Bank overdraft	$-	$509,937
Accounts payable	3,343,575	2,499,181
Accrued liabilities	296,976	462,025
Income taxes payable	2,768,351	1,758,267
Due to related parties (Note 13)	87,966	93,481
Operating loans payable(Note 9 and 14)	493,333	166,001
Current portion of operating lease liabilities (Note 15)	928,195	980,265
Liabilities related to assets held for sale – discontinued operations (Note 21)	2,188,623	2,260,953
Total Current Liabilities	10,107,019	8,730,110
Long-term operating lease liabilities(Note 15)	5,968,844	6,801,711
Loans payable(Note 14)	2,300,000	7,779,659
Convertible debentures – related parties, net(Note 14)	2,569,427	2,480,522
Income taxes payable	7,173,713	4,757,387
TOTAL LIABILITIES	28,119,003	30,549,389

STOCKHOLDERS’ DEFICIT
Capital Stock– Statement 3(Note 16)
Authorized:
900,000,000 Common Shares – Par Value $0.0001
Issued and Outstanding:
147,686,393 (31July2023–146,636,974) Common Shares	14,768	14,663
Additional paid-in capital	55,338,820	55,057,531
Accumulated other comprehensive income	1,152,329	1,482,567
Accumulated Deficit	(69,596,086)	(66,829,507)
TOTAL STOCKHOLDERS’ DEFICIT ATTRIBUTABLE TO BAM STOCKHOLDERS	(13,090,169)	(10,274,746)
NON-CONTROLLING INTEREST	1,158,541	935,137
TOTAL STOCKHOLDERS’ DEFICIT	(11,931,628)	(9,339,609)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,187,375	$21,209,780

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 2
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(U.S. Dollars)

	Three Month Period Ended 30 April		Nine Month Period Ended 30 April
	2024	2023	2024	2023

Sales	$4,406,132	$4,171,339	$13,393,018	$13,237,458
Cost of sales	(2,441,826)	(2,244,898)	(7,338,477)	(7,811,513)
Gross profit	1,964,306	1,926,441	6,054,541	5,425,945
Operating Expenses
Accounting and legal	428,556	199,558	1,058,957	863,227
Business development	199,071	340,106	201,830	754,364
Consulting fees	346,025	99,553	805,907	502,920
Depreciation and amortization	93,952	261,013	286,033	800,635
Lease expense	316,250	371,215	823,869	868,869
Licenses, utilities and office administration	974,202	848,968	3,110,478	2,542,463
Management fees	93,883	100,195	323,945	304,152
Salaries and wages	851,405	988,387	2,699,342	2,614,555
Total Operating Expenses	(3,303,344)	(3,208,995)	(9,310,361)	(9,251,185)
Net Operating Loss	(1,339,038)	(1,282,554)	(3,255,820)	(3,825,240)
Other Income (Expenses)
Foreign exchange, net	16	(1,153)	(1,252)	1,013
Gain (loss) on fair value adjustment of convertible loan (Note 8)	(659,834)	359,088	(450,411)	359,088
Interest expense	(153,620)	(483,247)	(2,224,725)	(1,288,907)
Interest income	12,000	18,000	48,000	54,000
Loss on settlement of related party liability (Note 16 and 19)	(30,700)	-	(30,700)	-
Loss on impairment of equipment (Note 10 and 15)	-	-	(124,649)	-
Other income	9,826	10,800	25,829	70,488
Total Other Expenses	(822,312)	(96,512)	(2,757,908)	(804,318)
Net Loss from Continuing Operations Before Income Tax	$(2,161,350)	$(1,379,066)	$(6,013,728)	$(4,629,558)
Income tax expense	(388,351)	(449,397)	(1,751,866)	(1,196,343)
Net Loss from Continuing Operations	(2,549,701)	(1,828,463)	(7,765,594)	(5,825,901)
Discontinued Operations
Net income (loss) from discontinued operations, net of tax	11,511	(1,780,309)	(1,124,629)	(3,476,714)
Gain on sale of NMG OH 1, LLC, net of tax	-	-	4,058,665	-
Gain on sale of NMG, net of tax	-	-	2,288,383	-
Net Loss	(2,538,190)	(3,608,772)	(2,543,175)	(9,302,615)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	148,755	32,315	(330,238)	(48,087)
Comprehensive Loss	$(2,389,435)	$(3,576,457)	$(2,873,413)	$(9,350,702)
Net income (loss) from continuing operations attributable to:
Body and Mind Inc.	(2,608,402)	(1,978,527)	(7,988,998)	(6,183,082)
Non-controlling interest	58,701	150,064	223,404	357,181

Net income (loss) attributable to:
Body and Mind Inc.	(2,596,891)	(3,758,836)	(2,766,579)	(9,659,796)
Non-controlling interest	58,701	150,064	223,404	357,181

Comprehensive income (loss) attributable to:
Body and Mind Inc.	(2,448,136)	(3,726,521)	(3,096,817)	(9,707,883)
Non-controlling interest	58,701	150,064	223,404	357,181

Income (Loss) per share attributable to Body and Mind Inc. – Basic and Diluted
Continuing Operations	$(0.02)	$(0.01)	$(0.05)	$(0.05)
Discontinued Operations	$0.00	$(0.01)	$0.04	$(0.03)
	$(0.02)	$(0.02)	$(0.01)	$(0.08)

Weighted Average Number of Shares Outstanding - Continuing operations
Basic	147,416,354	146,636,974	146,519,397	130,203,817
Diluted	147,416,354	146,636,974	146,519,397	130,203,817

Weighted Average Number of Shares Outstanding - Discontinuing operations
Basic	147,416,354	146,636,974	146,519,397	130,203,817
Diluted	147,416,354	146,636,974	146,519,397	130,203,817

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 3
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)
(U.S. Dollars)
	Share Capital		Additional		Accumulated Other		Non-
	Common Shares		paid-in	Shares to be	comprehensive	Accumulated	controlling
	Number	Amount	capital	issued	income	Deficit	interest	Total
Balance – 31 July, 2023	146,636,974	$14,663	$55,057,531	$-	$1,482,567	$(66,829,507)	$935,137	$(9,339,609)
Stock-based compensation (Note 16)	-	-	35,343	-	-	-	-	35,343
Foreign currency translation adjustment	-	-	-	-	(369,202)	-	-	(369,202)
Net income	-	-	-	-	-	84,147	79,668	163,815
Balance – 31 October, 2023	146,636,974	$14,663	$55,092,874	$-	$1,113,365	$(66,745,360)	$1,014,805	$(9,509,653)
Shares returned to Treasury related to investment in GLDH	(1,650,974)	(165)	165	-	-	-	-	-
Stock-based compensation (Note 16)	-	-	18,465	-	-	-	-	18,465
Foreign currency translation adjustment	-	-	-	-	(109,791)	-	-	(109,791)
Net loss	-	-	-	-	-	(253,835)	85,035	(168,800)
Balance – 31 January, 2024	144,986,000	14,498	55,111,504	-	1,003,574	(66,999,195)	1,099,840	(9,769,779)
Shares issued for debt extinguishment	2,700,393	270	210,430	-	-	-	-	210,700
Stock-based compensation (Note 16)	-	-	16,886	-	-	-	-	16,886
Foreign currency translation adjustment	-	-	-	-	148,755	-	-	148,755
Net loss	-	-	-	-	-	(2,596,891)	58,701	(2,538,190)
Balance – 30 April, 2024	147,686,393	$14,768	$55,338,820	$-	$1,152,329	$(69,596,086)	$1,158,541	$(11,931,628)

Balance – 31 July, 2022	113,668,613	$11,366	$52,344,573	$1,853,403	$1,224,093	$(45,803,026)	$475,010	$10,105,419
Stock-based compensation (Note 16)	-	-	32,458	-	-	-	-	32,458
Foreign currency translation adjustment	-	-	-	-	(70,060)	-	-	(70,060)
Net loss	-	-	-	-	-	(3,054,841)	102,046	(2,952,795)
Balance – 31 October, 2022	113,668,613	$11,366	$52,377,031	$1,853,403	$1,154,033	$(48,857,867)	$577,056	$7,115,022
Common stock issued in acquisition of Canopy	16,301,694	1,630	1,851,773	(1,853,403)	-	-	-	-
Common stock issued in merger of CraftedPlants NJ	16,666,667	1,667	(1,667)	-	-	-	-	-
Warrants issued in convertible debentures financing	-	-	592,159	-	-	-	-	592,159
Stock-based compensation (Note 16)	-	-	22,013	-	-	-	-	22,013
Foreign currency translation adjustment	-	-	-	-	(10,342)	-	-	(10,342)
Net loss	-	-	-	-	-	(2,846,121)	105,071	(2,741,050)
Balance – 31 January, 2023	146,636,974	14,663	54,841,309	-	1,143,691	(51,703,988)	682,127	4,977,802
Stock-based compensation (Note 16)	-	-	177,642	-	-	-	-	177,642
Foreign currency translation adjustment	-	-	-	-	32,315	-	-	32,315
Net loss	-	-	-	-	-	(3,758,834)	150,064	(3,608,770)
Balance – 30 April, 2023	146,636,974	$14,663	$55,018,951	$-	$1,176,006	$(55,462,822)	$832,191	$1,578,989

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.	Statement 4
Condensed Consolidated Statements of Cash Flows (unaudited)
(U.S. Dollars)
	Nine Month Period Ended 30 April
Cash Resources Provided By (Used In)	2024	2023
Operating Activities
Net loss from continuing operations	$(7,765,594)	$(5,825,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and accretion	1,275,913	601,775
Accrued interest income	(48,000)	(54,000)
Amortization of intangible assets	278,216	763,846
Operating lease expenses	301,279	868,869
Depreciation	208,120	141,055
Loss (gain) on fair value adjustment of convertible loan	450,411	(359,088)
Loss on settlement of related party liability	30,700	-
Loss on impairment of equipment	124,649	-
Stock-based compensation	70,694	232,113
Accounts receivable and prepaids	(1,987,465)	(36,306)
Inventory	277,281	(74,936)
Deposits	(962,409)	63,309
Trade payables and accrued liabilities	833,088	1,045,327
Income taxes payable and deferred taxes	1,648,734	2,169,993
Due to related parties	(5,515)	(15,523)
Operating lease liabilities	(884,937)	(916,207)
Cash used in operating activities from continuing operations	(6,154,835)	(1,395,674)
Cash provided by (used in) operating activities from discontinued operations	3,906,118	(489,798)
Cash used in operating activities	(2,248,717)	(1,885,472)

Investing Activities
Purchase of property and equipment	(111,820)	(965,046)
Net proceeds from loans payable	345,112	769,180
Cash provided by (used in) investing activities from continuing operations	233,292	(195,866)
Cash provided by (used in) investing activities from discontinued operations	8,297,983	(36,508)
Cash provided by (used in) investing activities	8,531,275	(232,374)

Financing Activities
Payment of bank overdraft	(509,937)	-
Repayments of loans payable	(6,658,190)	(22,826)
Proceeds from convertible debenture financing	-	3,000,000
Cash (used in) provided by financing activities	(7,168,127)	2,977,174

Effect of exchange rate changes on cash	(330,238)	(48,087)
Cash transferred from assets held for sale	47,039	256,789

Net (Decrease) Increase in Cash	(1,168,768)	1,068,030
Cash– Beginning of Period	1,460,311	1,431,697
Cash– End of Period	$291,543	$2,499,727

Supplemental Disclosures with Respect to Cash Flows(Note 18)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Body and Mind Inc.
Notes to Condensed Consolidated Financial Statements
For the Nine Months ended 30 April 2024
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

On 14 November 2017, the Company acquired Nevada Medical Group, LLC (“NMG”) and changed its name to Body and Mind Inc. The Company is now a supplier and grower of medical and recreational cannabis in the state of Nevada, and has retail operations in California, Ohio, Illinois and Arkansas (through March 15, 2024).

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

These consolidated financial statements include the Company’s wholly-owned subsidiaries of NMG MI 1, Inc. (“NMG MI 1”), NMG OH 1, LLC (“NMG OH 1”) and Nevada Medical Group LLC (“NMG”) up to the date of disposition on June 13, 2023, on October 17,2023 and on December 15, 2023, respectively (Note 21). Also see the Consolidated Variable Interest Entity accounting policy in Note 3.

All inter-company transactions and balances are eliminated upon consolidation.

2.Recent Accounting Pronouncements

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

3.Significant Accounting Policies

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

During the nine months ended 30 April 2024, the Company commenced consolidating Big Stone Farms AR 1, LLC (“Big Stone AR 1”) as a VIE, an Arkansas limited liability company.  Also see Note 8.

Accounts receivable

Amounts receivable represents amounts owed from customers for sale of medical and recreational cannabis and sales tax recoverable. Amounts are presented net of the allowance for doubtful accounts, which represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis. As of 30 April 2024 and 31 July 2023, the Company has no allowance for doubtful accounts.

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

The Company periodically reviews its inventory for obsolete and potentially impaired items.  Any identified slow moving and obsolete items are written down to its net realizable value through a charge to cost of goods sold.  As of 30 April 2024 and 31 July 2023, the Company has no allowance for inventory obsolescence.

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

Basic and diluted net income (loss) per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive. As of 30 April 2024, potential common shares are comprised of 15,296,000 outstanding options, 20,800,000 outstanding warrants and 33,274,520 shares issuable on conversion of convertible debentures.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive income/loss and its components in the consolidated financial statements. For the three and nine months ended 30 April 2024 and 2023, the Company reported foreign currency translation adjustments as other comprehensive income or loss and included a schedule of comprehensive income/loss in the consolidated financial statements.

Foreign currency translation

The Company’s functional currency is the Canadian dollar and its reporting currency is in U.S. dollars. The Company’s subsidiaries have a functional currency in U.S. dollars. The consolidated financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Exchange gains and losses on inter-company balances that form part of the net investment in foreign operations are included in other comprehensive income. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. The exchange rates used to translate Canadian dollar to U.S. dollar was 0.7275 for monetary assets and liabilities and 0.7377 as an average rate for transactions occurred during the period ended 30 April 2024. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of net loss.

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

4. Financial Instruments

The following table represents the Company’s assets that are measured at fair value as of 30 April 2024 and 31 July 2023:

	As of 30 April 2024	As of 31 July 2023
Financial assets at fair value
Cash	$291,543	$1,460,311
Convertible loan receivable	1,250,000	1,700,411

Total financial assets at fair value	$1,541,543	$3,160,722

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

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company ensures, as far as reasonably possible, that it will have sufficient capital in order to meet short-term business requirements, after taking into account cash flows from operations and the Company’s holdings of cash. The Company had cash of $291,543 and a working capital deficit of $5,411,007 at 30 April 2024 and the Company may require additional financing to meet all current and future financial obligations which causes substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management believes that the Company has access to capital resources through future payments for assets held for sale as well as potential public or private issuances of debt or equity securities to further contribute to growth.

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

5. Other amounts receivable

Other amounts receivable consisted of the following as of 30 April 2024 and 31 July 2023:

	30 April 2024	31 July 2023

NMG disposition receivable (Note 21)	$1,750,000	$-
NMG OH 1 disposition receivable held in escrow (Note 21)	100,000	-

Total	$1,850,000	$-

6. Deposit

The Company’s deposit of $1,035,026 as of 30 April 2024 (31 July 2023 - $72,617) consisted of the prepaid architect fees and construction costs for the transaction with NMG IL 1, LLC (Note 11 and 20).

7. Inventory

	30 April 2024	31 July 2023

Consumables	$632,594	$909,875

Total	$632,594	$909,875

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

The Company had advanced $1,250,000 (31 July 2023 - $1,250,000) at 30 April 2024, and accrued interest income of $12,000 (2023 - $18,000) and $48,000 (2023 - $54,000) for the three and nine months ended 30 April 2024, respectively. As of 30 April 2024, total interest receivable was $342,000 (31 July 2023 - $294,000).

On or around August 22, 2023, DEP assigned the convertible loan agreement to a related entity, Big Stone AR 1, an Arkansas limited liability company, which is controlled by the Company’s Chief Operating Officer and Director, in exchange for an option to purchase the outstanding interests of Big Stone AR 1 for a purchase price of $1.00. Big Stone AR 1 was consolidated as a VIE for the period due to the fact that it was controlled by the Company’s Chief Operating Officer. See Note 3, Consolidated Variable Interest Entity. The terms of the convertible loan agreement remain the same. On or around September 18, 2023, Big Stone AR 1 exercised the conversion feature of the Convertible Loan Agreement to convert into preferred units of CCG at a conversion price equal to the current indebtedness under the Convertible Loan Agreement constituting forty percent (40%) of the overall ownership interests of CCG with the following preferred rights: (i) the right to an allocative share of sixty-six and 67/100 percent (66.67%) of the net profits of CCG and the right to distributions equal to sixty-six and 67/100 percent (66.67%) of the net profits on a monthly basis; (ii) the right to a sixty-six and 67/100 percent (66.67%) share of CCG’s assets upon dissolution of CCG; and (iii) the right to sixty-six and 67/100 percent (66.67%) of all voting rights of members of CCG. On or around September 18, 2023, CCG members approved certain actions to allow Big Stone AR 1 to become a member of CCG through preferred units, to elect Big Stone AR 1 as the manager of CCG and to amend the operating agreement. On or about February 15, 2024, the sole shareholder of Big Stone sold 45% of equity in Big Stone to Big Stone Acquisition LLC, in exchange for $100 cash payment plus a promissory note of $2,400,000. The transfer of ownership as a result of conversion of the Convertible Loan Agreement is before the Arkansas regulator.

CCG issued a cheque of $1,250,000 dated March 15, 2024 to Big Stone AR 1, which the Company does not intend to cash as all the CCG members provided written consent on September 18, 2023 to assign the convertible agreement to Big Stone Farms AR 1, admit Big Stone Farms AR 1 as a new member and manager, amend and restate the Operating Agreement. On April 2, 2024, Comprehensive Care Group LLC and Susan Williams filed a complaint for declaratory judgement in Pulaski Circuit Court with the defendants listed as Body and Mind Inc.; Nevada Medical Group LLC.; DEP Nevada Inc. and Big Stone Farms AR 1. The complaint was filed two days before the Arkansas regulator was scheduled to approve the transfer of CCG ownership and resulted in the regulator voting to table the decision to approve a transfer. The Comprehensive Care Group LLC and Susan Williams complaint seeks to refute the conversion of the previously referenced convertible note. Body and Mind Inc., Nevada Medical Group LLC., DEP Nevada Inc., and Big Stone Farms AR 1 filed a complaint for declaratory judgement and counterclaim on May 3, 2024 in Pulaski Circuit Court and named Comprehensive Care Group LLC, Susan Williams, Donald J Marshall, Valecia Ootsey-Walker and Robert DeBin as Counter-Defendants. In addition to the counter claim, counts for the following are included in the response - Declaratory Judgement, Declaratory Judgement – in the alternative, Breach of Contract – Convertible Loan Agreement, Unjust Enrichment, Promissory Estoppel, Breach of Fiduciary Duty, Fraud, Tortious Interference and Jury Demand. Compensatory damages in excess of $75,000 are also requested. On June 11, 2024, Comprehensive Care Group LLC and Susan Willams as plaintiffs filed a brief in support of motion for summary judgement against all counter claims with Body and Mind Inc., Nevada Medical Group LLC, DEP Nevada Inc and Big Stone Farms AR 1 as Defendants/Counter-Plaintiffs and Comprehensive Care Group LLC, Susan Williams, Donald J Marshall, Valecia Ootsey-Walder and Robert DeBin as Counter-Defendants. The Company and Big Stone Farms AR 1 are preparing a response and will pursue all legal options for return of management and ownership of the license.

The Company evaluated the convertible loan receivable’s settlement provisions and elected the fair value option in accordance with ASC 825 “Financial Instruments”, to value this instrument. Under such election, the loan receivable is measured initially and subsequently at fair value, with any changes in the fair value of the instrument being recorded in the consolidated financial statements as a change in fair value of the financial instruments. The Company estimates the fair value of this instrument by first estimating the fair value of the straight debt portion, excluding the embedded conversion option. The Company then estimates the fair value of the embedded conversion option. The sum of these two valuations is the fair value of the loan receivable balance.

The maturity date of the convertible loan was not extended after loss of the management agreement on March 15, 2024. Technically, the loan is due upon the request of the Company. However, management of the Company intents to convert the loan into CCG units, as always. Even though the Company and the CCG owners agreed, in principle, to convert the loan in September 2023, the Company does not consider the loan to be converted for accounting purposes until the Company receives regulatory approval, consistent with the Company’s prior accounting practices. Since CCG is offering to repay $1,250,000 (i.e. no conversion feature) as evidenced by the cheque issued to Big Stone AR 1, the fair value of the straight debt, without the embedded conversion option, is determined by management to be $1,250,000 as at 30 April 2024.

Since the Arkansas regulators have tabled any ownership change until our lawsuits with CCG owners are complete, whether and when the Arkansas regulators will approve conversion is not determinable at this point. As a result, management of the Company estimated fair value of the embedded conversion option to be $Nil as at 30 April 2024.

The sum of these two valuation models resulted in an estimated fair value of the loan receivable balance of $1,250,000 as of 30 April 2024. The change in the fair value of the convertible loan receivable has been recorded as a loss on fair value adjustment of convertible loan during the period ended 30 April 2024.

9. Operating loans to CCG

In addition to the convertible loan receivable (Note 8), the Company provides operating loans to CCG that are non-interest bearing, unsecured and due on demand. During the nine months ended 30 April 2024, the Company advanced $749,555 (2023 - $1,054,844) to CCG and received repayments totaling $1,094,667 (2023 - $1,824,025) for a net increase in loan payable of $345,112 (2023 –$769,181). At 30 April 2024, the amount payable to CCG was $493,333 (31 July 2023 - $148,221). See also Note 14.

10. Property and Equipment

	Office Equipment	Production Equipment	Kitchen Equipment	Vault Equipment	Leasehold Improvements	Total
Cost:
Balance, 31 July 2023	$62,892	$235,685	$22,052	$8,163	$2,150,661	$2,479,453
Additions	-	-	-	-	111,820	111,820
Impairment	-	(235,685)	(22,052)	-	-	(257,737)
Balance, 30 April 2024	62,892	-	-	8,163	2,262,481	2,333,536

Accumulated Depreciation:
Balance, 31 July 2023	25,705	120,479	12,609	2,914	490,531	652,238
Depreciation	6,744	-	-	875	200,501	208,120
Impairment	-	(120,479)	(12,609)	-	-	(133,088)
Balance, 30 April 2024	32,449	-	-	3,789	691,032	727,270

Net Book Value:
At 31 July 2023	37,187	115,206	9,443	5,249	1,660,130	1,827,215
At 30 April 2024	$30,443	$-	$-	$4,374	$1,571,449	$1,606,266

For the nine months ended 30 April 2024, a total depreciation of $7,816 (2023 - $36,789) was included in General and Administrative Expenses and a total depreciation of $200,304 (2023 - $104,266) was included in Cost of Sales.

During the nine months ended 30 April 2024, the Company recorded an impairment loss of $124,649 related to the production equipment and kitchen equipment.

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

On September 22, 2023, DEP sold 5% of the outstanding shares (the “Subject Shares”) of BaM Body and Mind Dispensary NJ, Inc. (“BaM NJ”) to an individual who resides in New Jersey (the “Purchaser”) in exchange for $1.00, and concurrently therewith, DEP and the Purchaser entered into an option agreement (the “Option”) whereby the Purchaser granted DEP the option to acquire the Subject Shares for the purchase price of $1.00.  In addition, in connection with the sale of the Subject Shares to the Purchaser and the Option, the Purchaser, DEP and BaM NJ entered into a consulting agreement (the “Consulting Agreement”) whereby the Purchaser shall assist BaM NJ with its pre-license matters with the New Jersey Cannabis Regulator Commission and post-license operational matters to maintain the license.  Pursuant to the Consulting Agreement, and provided that BaM NJ is issued a commercial cannabis retain license in and from the State of New Jersey, BaM NJ shall pay to the Purchaser an aggregate amount of $50,000 for the services to be provided by the Purchaser to BaM NJ.

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

The Transaction with NMG IL 4 expands our retail operation in the limited license jurisdiction and ownership has been transferred to DEP, which state regulatory approval has been received, however, the Company through DEP controls NMG IL 4 and is consolidating the financial information from NMG IL 4 from the opening day of the dispensary on April 25, 2023 as described in more detail below.

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

12. Intangible Assets, Net

			As of 30 April 2024
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Indefinite life intangible assets:
Brand	$220,000	-	$-	$220,000

Amortizable intangible assets:
Licenses	4,683,508	10.0	(1,331,792)	3,351,716

Total intangible assets	$4,903,508		$(1,331,792)	$3,571,716

			As of 31 July 2023
	Gross carrying amount	Weighted average life (years)	Accumulated amortization	Net carrying amount
Indefinite life intangible assets:
Brand	$220,000	-	$-	$220,000

Amortizable intangible assets:
Licenses	4,683,508	10.0	(1,053,576)	3,629,932

Total intangible assets	$4,903,508		$(1,053,576)	$3,849,932

Amortization expense for intangible assets was $278,216 (2023 - $763,846) for the nine months ended 30 April 2024.

The expected amortization of the intangible assets, as of 30 April 2024, for each of the next five years and thereafter is as follows:

2024	$93,415
2025	370,616
2026	370,616
2027	370,616
2028	371,632
Thereafter	1,774,821
$3,351,716

13.  Related Party Balances and Transactions

In addition to those disclosed elsewhere in these consolidated financial statements, related party transactions paid/accrued for the three and nine months ended 30 April 2024 and 2023 are as follows:

	For the three months ended 30 April 2024	For the three months ended 30 April 2023	For the nine months ended 30 April 2024	For the nine months ended 30 April 2023
A company controlled by the President, Chief Executive Officer and a director Management fees	$53,280	$52,727	$196,534	$159,948
A company controlled by the Chief Financial Officer and a director Management fees	40,603	30,667	127,411	93,030
A company controlled by the former Corporate Secretary Management fees	-	16,801	-	51,174
	$93,883	$100,195	$323,945	$304,152

At 30 April 2024, amounts owing to related parties of $87,966 (31 July 2023 - $93,481) are as follows:

a)	As of 30 April 2024, the Company owed $64,157 (31 July 2023 - $61,777) to the Chief Executive Officer of the Company and a company controlled by him.

b)	As of 30 April 2024, the Company owed $Nil (31 July 2023 - $31,704) to the Chief Operating Officer.

c)	As of 30 April 2024, the Company owed $23,809 (31 July 2023 - $Nil) to the Chief Financial Officer of the Company and a company controlled by him.

d)	See also Note 11 for merger agreement and Note 14 for convertible debentures financing with entities controlled by the Company’s Director.

e)	See also Note 11 for the acquisition of NMG IL 4.

f)

The Company is committed to pay a commission fee of 2.5% of the transaction total to Bengal Impact Partners LLC, a company controlled by Josh Rosen, in connection with the disposition of NMG OH 1 (Note 21).

The above amounts owing to related parties are unsecured, non-interest bearing and are due on demand.

14. Loans Payable and Convertible Debenture

As of 30 April 2024 and 31 July 2023, the following loans payable are outstanding:

	30 April 2024	31 July 2023
FocusGrowth loan	$-	$6,666,667
Long Beach loan	-	10,728
Operating loan - CCG	493,333	148,221
Canopy loan
Secured promissory note	2,300,000	2,300,000
Unsecured loan balance	-	7,052
Total principal amount	$2,793,333	$9,132,668
Debt discount	-	(1,187,008)
Outstanding balance, net	$2,793,333	$7,945,660
Current portion	(493,333)	(166,001)
Long-term portion	$2,300,000	$7,779,659

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

During the nine months ended 30 April 2024, in connection with the disposition of NMG OH 1 (Note 21), the Company fully repaid the loan in the amount of $7,335,722, which included the principal balance of $6,666,666, accrued interest of $326,512, and prepayment premium of $342,543 included in interest expense on the consolidated statements of operations and comprehensive loss.

During the nine months ended 30 April 2024, the Company recorded interest expense of $1,415,504 related to this loan, which included $1,187,008 of unamortized debt discount fully recognized during the period.

Long Beach loan

The loan payable at 30 April 2024 in the amount of $Nil (31 July 2023 - $10,728) assumed from NMG LB was unsecured, non-interest bearing and had no set terms of repayment.

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

The loan payable at 30 April 2024 in the amount of $Nil (31 July 2023 - $7,052) assumed from Canopy was unsecured, non-interest bearing and had no set terms of repayment.

Operating loan - CCG

The Company received operating loans from CCG that are non-interest bearing, unsecured and due on demand. During the nine months ended 30 April 2024, the Company advanced $749,555 (2023 - $1,054,844) to CCG and received repayments totaling $1,094,667 (2023 - $1,824,025) for a net increase in loan payable of $345,112 (2023 –$769,181). At 30 April 2024, the amount payable to CCG was $493,333 (31 July 2023 - $148,221). See also Note 9.

Big Stone AR 1 exercised the conversion feature of the convertible note in September 2023, which is subject to approval by the State of Arkansas Department of Finance and Administration Alcoholic Beverage Control. See also Note 8.

Convertible Debenture Financing – Related Parties

As of 30 April 2024 and 31 July 2023, the following convertible debentures are outstanding:

	30 April 2024	31 July 2023
BAM I, A Series of Bengal Catalyst Fund SPV, LP (related party – Note 11)	$2,750,000	$2,750,000
Mindset Value Fund LP	150,000	150,000
Mindset Value Wellness Fund LP	100,000	100,000
Total principal amount	$3,000,000	$3,000,000
Debt discount	(430,573)	(519,478)
Outstanding balance, net	$2,569,427	$2,480,522

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

During the nine months ended 30 April 2024, the Company recorded the interest expense of $269,069 related to the Debentures. The loan balance as at 30 April 2024 was $3,000,000, net of remaining debt discount of $430,573 (31 July 2023 - $519,478).

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

b)

On 7 May 2019, Nevada Medical Group, LLC entered into a five-year lease agreement with Haigaz and Nora Atamian, commercial property owners, for the property located at 6420 Sunset Corporate Drive, Las Vegas, NV, containing approximately 7,700 square feet. We had two options to extend the lease for an additional three-year term and an option to purchase the property at any point during the initial term. The monthly rent was $6,478 + common area expenses, increased to $6,780 + common area expenses on 1 May 2022 and increased to $7,081 + common area expenses on 1 May 2023. The guaranteed minimum monthly rent is subject to a $0.03 per square foot, per month, increase on each anniversary date of the lease for years one through three of the term and $0.04 per square foot, per month, increase on each anniversary date of the lease for years four through five of the term. On 30 October 2023, the lease agreement was terminated, and a new lease agreement was executed for the remaining term. The monthly rent increased to $8,557 + common area expenses through the remaining term. On 30 April 2024, the lease agreement was terminated. On 1 May 2024, a new three-year lease agreement was executed, which includes one option to extend the lease agreement for one additional three-year term. The monthly rent is $10,500 + common area expenses and increases by 4% on each anniversary date of the lease.

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

d)

On 10 January 2017, SJK Services, LLC entered into a five-year lease agreement with Meng Lin Zhang, a commercial property owner, for the property located at 3411 E. Anaheim St., Long Beach, California, containing approximately 1,856 square feet. On 7 September 2018, SJK Services, LLC amended its lease agreement with Meng Lin Zhang. On 14 December 2018, SJK Services, LLC assigned the amended lease agreement to The Airport Collective, Inc., a California corporation. On 8 March 2019, The Airport Collective, Inc. assigned the amended lease agreement to NMG Long Beach, LLC. On 14 June 2021, we exercised our option to extend the lease agreement for one additional term of five years. On 1 March 2022, we amended the lease agreement to include two additional options to extend the lease agreement for five years each and expanded the lease agreement to include 3413 E. Anaheim St., Long Beach, California, containing approximately 816 square feet. The guaranteed minimum monthly base for unit 3411 was $8,067 + common area expenses, increased to $8,470 + common area expenses in January 2024, and is subject to a 5% increase on each anniversary date of the lease. The guaranteed monthly base rent for unit 3413 was $1,632 + common area expenses, increased to $1,681 + common area expenses on 1 April 2023, increased to $1,731 + common area expenses on 1 April 2024 and is subject to a 3% increase on each anniversary date of the lease agreement.

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

f)

On 10 February 2021, NMG MI C1, Inc. (“NMG MI C1”) entered into a five-year lease agreement with 254 River Street, LLC, a Michigan limited liability company, for the property located at 254 River St., Manistee, Michigan 49660, containing approximately 30,000 square feet. The base rent was $22,500 during the operational period, beginning after the rent abatement and reduced rent periods, and increased to $22,950 on 1 November 2023. The lease agreement includes 2% annual base rent increases and three options to extend for five-years each. The license(s) would allow NMG MI C1 to operate a cultivation facility for adult-use and/or medical marihuana and all activities permissible under the Michigan and Manistee Marihuana Laws.

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

On 21 September 2021, the Company issued the necessary common shares to settle milestone (i) above. During the year ended 31 July 2022, the Company accrued an additional $231,374 and were included in the related operating lease liability for milestone (ii) above. Milestones (iii) and (iv) have not yet been achieved as of 30 April 2024.

At 31 July 2022, in order to better utilize its resources, it was deemed unlikely that the Company will continue to pursue the opportunity for a cultivation facility in Michigan. As a result, the Company impaired the right-of-use asset related to this lease during the year ended 31 July 2022. The lease liability at 30 April 2024 related to NMG MI C1 was $1,358,159.

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

At 31 July 2022, in order to better utilize its resources, it was deemed unlikely that the Company will continue to pursue the opportunity for a production facility in Michigan. As a result, the Company impaired the right-of-use asset related to this lease during the year ended 31 July 2022. The lease liability at 30 April 2024 related to NMG MI P1 was $452,720.

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

h)

On 1 July 2021, the Company’s subsidiary Canopy Monterey Bay, LLC assumed and entered into a three-and-a-half-year lease agreement for the property located at 1900 Fremont Blvd., Seaside, California 93955. On 1 December 2021, Canopy Monterey Bay, LLC entered into a second amendment that includes three options to extend the lease agreement for five years each with 3% annual base rent increases. The base rent is now $9,913 per month until June 2024. In March 2023, the Company and the landlord agreed to extend the lease for until 30 June 2028. Canopy Monterey Bay, LLC agreed to pay the landlord a maintenance fee equal to 1.5% of gross sales each month. The base rent is now $9,913 per month plus common area expenses and will increase to $10,290 on 1 July 2024.

i)

On 7 April 2022, DEP Nevada, Inc. entered into a three-year lease agreement with 2625 GV, LLC, a Nevada limited liability company, for the property located at 2625 N. Green Valley Pkwy., Ste 150, Henderson, Nevada 89014, containing approximately 5,059 square feet. The monthly base rent was $4,848 plus common area expenses and increased to $4,662 per month plus common area expenses on 1 June 2024. The lease agreement includes 4% annual base rent increases and two options to extend for three years each.

j)

On 4 December 2020, NMG CA P1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suite 1, Cathedral City, California 92234, containing approximately 5,840 square feet. The lease agreement includes 3% annual base rent increases and two options to extend for five-years each. We amended the lease agreement on 27 January 2022, which extended the term to 31 December 2026 and rent commencement date. The base rent was $6,028 plus common area expenses for the first six months, increased to $9,590 plus common area expenses on the seventh month and increases to $9,878 plus common area expenses on 1 March 2023. We amended the lease agreement on 1 October 2023, which reduced the base rent since then. The current base rent was $5,767 per month plus common area expenses and increased to $6,064 plus common area expenses on 1 March 2024.

k)

On 1 December 2020, NMG CA C1, LLC entered into a five-year lease agreement with Cat City 2, LLC, a California limited liability company, for the property located at 68945 Perez Rd., Suite 2,3&4, Cathedral City, California 92234, containing approximately 13,023 square feet. The lease agreement includes a rent abatement period, 3% annual base rent increases and two options to extend for five-years each. We amended the lease agreement on 2 February 2022, which extended the term to 31 December 2026. The base rent was $23,474 plus common area expenses and increased to $24,178 plus common area expenses on 1 March 2024.

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

m)

On 4 January 2022, NMG IL 4, LLC entered into a ten-year lease agreement with CB Chicago Partners, Ltd., a Texas limited partnership, for the property located at 2941 W. 159th Street, Markham, Illinois, containing approximately 20,000 square feet with a building containing approximately 2,832 square feet. This lease includes two (2) options to extend for ten years each. Concurrently with the execution of this lease, NMG IL 4 paid the sum of $92,234 consisting of twelve (12) months’ minimum rent in the sum of $84,960 plus one (1) fiscal year’s real estate taxes in the sum of $63,914 less the minimum rent credit in the sum of $56,640. On 12 October 2022, NMG IL 4 amended the lease agreement to relocate to certain premises containing approximately 3,600 square feet located at 3063 W. 159th Street, Markham, Illinois. The term of the lease as to relocated premises commenced on 12 October 2022 and as amended shall end on 31 January 2032. The Company acquired the rights to the lease agreement with NMG IL 4 on 25 April 2023 (Note 11). The base rent is currently $13,600 plus common area expenses and increased to $13,804 on 1 February 2024.

During the nine months ended 30 April 2024, the Company recorded a total lease expense of $823,869 with offset as a result of gain on modification related to the amortization of right-of-use assets, which was included in Operating Expenses.

Supplemental cash flow information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,470,578

Weighted-average remaining lease term – operating leases	6.23 years
Weighted-average discount rate – operating leases	12%

The discount rate of 12% was determined by the Company as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

         Maturities of lease liabilities were as follows:

Year Ending 31 July	Operating Leases
2024	$425,024
2025	1,712,955
2026	1,740,745
2027	1,469,408
2028 and thereafter	4,650,416
Total lease payments	$9,998,548
Less imputed interest	(3,101,509)
Total	$6,897,039
Less current portion	(928,195)
Long term portion	$5,968,844

At 30 April 2024 and 31 July 2023, the right-of-use assets and the lease liabilities related to NMG, NMG OH 1 and NMG OH P1 have been reclassified to assts held for sale and liabilities related to assets held for sale as follows:

	30 April 2024	31 July 2023
NMG OH 1 – right-of-use assets	$-	$158,336
NMG OH P1 – right-of-use assets	$177,575	$198,412

NMG - lease liabilities	$-	$1,176,729
NMG OH 1- lease liabilities	$-	$162,552
NMG OH P1 – lease liabilities	$182,252	$202,618

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

	Number of options	Weighted average exercise price	Weighted average contractual term remaining (in years)	Aggregate intrinsic value
Outstanding at 31 July 2022	9,453,000	CAD$0.67	2.11	CAD$ -
Granted	9,773,000	CAD$0.07		CAD$ -
Expired	(2,075,000)	CAD$0.64		CAD$ -
Outstanding at 31 July 2023	17,151,000	CAD$0.33	3.39	CAD$ -
Cancelled	(850,000)	CAD$0.70		CAD$ -
Expired	(1,005,000)	CAD$0.58		CAD$ -
Outstanding at 30 April 2024	15,296,000	CAD$0.30	2.96	CAD$ -
Vested and fully exercisable at 30 April 2024	13,271,000	CAD$0.33	2.81	CAD$ -

        As of 30 April 2024, the following stock options are outstanding:

Number of options outstanding	Number of options exercisable	Exercise price	Expiry dates
1,550,000	1,550,000	CAD$0.88	21 August 2024
200,000	200,000	CAD$0.88	23 January 2025
250,000	250,000	CAD$0.405	1 March 2025
1,275,000	1,275,000	CAD$0.67	30 April 2025
350,000	350,000	CAD$0.88	21 August 2024
1,250,000	1,250,000	CAD$0.68	6 March 2026
448,000	448,000	CAD$0.44	30 November 2026
200,000	200,000	CAD$0.15	8 July 2027
4,050,000	2,025,000	CAD$0.065	25 April 2028
5,723,000	5,723,000	CAD$0.065	25 April 2028
15,296,000	13,271,000

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

The Company recorded total stock-based compensation expense of $16,886 (2023 - $177,642) and $70,694 (2023 - $232,113) for the three and nine months ended 30 April 2024 and 2023, respectively, in connection with prior issuances of options to purchase common stock. Stock-based compensation expense is included in general and administrative expenses on the accompanying statements of operations.

Share Purchase Warrants

	Number of warrants	Weighted average exercise price
Outstanding at 31 July 2023	20,800,000	CAD$0.17
Outstanding at 30 April 2024	20,800,000	CAD$0.17

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

Expected life of the options	4 years
Expected volatility	107%
Expected dividend yield	0%
Risk-free interest rate	3.03%

        As of 30 April 2024 and 31 July 2023, the following warrants are outstanding:

Number of warrants outstanding and exercisable	Exercise price	Expiry dates
4,800,000	USD$0.40	19 July 2025
15,000,000	USD$0.10	19 December 2026
1,000,000	USD$0.16	14 June 2027
20,800,000	CAD$0.17

17.Segment Information and Major Customers

In its operation of the business, management, including our chief operating decision marker, who is also our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP. During the periods presented, the Company reported its financial performance based on the following segments:

•	· Retail; and
•	· All others

Revenue and costs are generally directly attributed to our segments. However, due to the integrated structure of our business, certain costs incurred by one segment may benefit other segments. In addition, certain costs incurred at a corporate level are not allocated to our segments.

Segment revenue and net loss were as follows during the nine months ended 30 April 2024:

30 April 2024
Revenue
Retail	$13,393,018
Total	$13,393,018

Net loss from continuing operations before taxes
Retail	255,045
All others	(8,020,639)
Total	$(7,765,594)

During the nine months ended 30 April 2024, the Company had no major customer over 10% of its revenues.

18. Supplemental Disclosures with Respect to Cash Flows

	Nine Months Ended 30 April
	2024	2023
Cash paid during the period for interest	$206,440	$663,433
Cash paid during the period for income taxes	$5,677	$15,171

19.Commitments and Contingencies

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

The Company entered into a three-year strategic advisory services agreement with Bengal Capital dated 5 January 2023 (“Bengal Advisory Agreement”). The Company shall pay Bengal Capital $240,000 on each anniversary, of which $60,000 is to be paid in cash and $180,000 is to be paid in cash, common stock, or warrants to purchase shares of the Company’s common stock, in such proportions as are determined by the Company. In February 2024, the Company settled the annual advisory fees of $240,000 accrued as of January 5, 2024, of which $60,000 was paid in cash and $180,000 was paid by issuing 2,700,393 common shares (Note 16). The Company has accrued $80,000 under this agreement as of 30 April 2024. In addition, if the Company successfully obtains a cultivation license in New Jersey during the term of the Bengal Advisory Agreement, the Company will owe a fee of $1,000,000, which will be payable in the form of the Company’s common stock or a warrant to purchase shares of the Company’s common stock, in either case as requested by Bengal Capital. As of 30 April 2024, no license has been obtained and therefore the related fee has not been paid or accrued.

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

Acquisition of Canopy

At 30 April 2024, the Company had $100,000 in consulting fees payable to the sellers of Canopy (Note 11), related to the common shares that are to be issued to the Canopy sellers 18 months after the First Amendment in June 2022, that was not included in the purchase consideration and is included in accrued liabilities.

As part of the Canopy acquisition agreements PA #1 and PA #2 on November 29, 2021, a Letter of Intent (“LOI”) was executed to engage the Sellers, Jayme Rivard and Cary Stiebel, as business consultants at a rate of $5,000 per month each, for 12 months beginning December 1, 2021. Subsequently, this LOI was amended on June 2, 2022 to extend the agreement until December 31, 2024 and for the Company to issue 100,000 stock options to purchase 100,000 shares of the Company 's common stock to each of the consultants, Messrs. Stiebel and Rivard (collectively, the "Stock Options"). The exercise price for the Stock Options shall not be lower than the greater of the closing market price of the Company's shares on (a) the trading day prior to the date of grant of the Stock Options, and (b) the date of grant of the Stock Options and will have an expiry date of five (5) years from the date of grant. Any delays by any of the Sellers (as defined in PA # 1) in providing requested materials, escrow instructions or otherwise failing to cooperate with Buyer will extend the Closing Deadline by an amount corresponding to the length of delay caused by Sellers. As of 30 April 2024 and the date of these financial statements, the Stock Options have not been granted. Further, this LOI was amended again on August 5, 2022 to defer all payments for consulting services from 1 August 2022 to 1 August 2023, in lieu of potential unknown working capital liabilities. During the nine months ended 30 April 2024, the Company paid $120,000 in deferred payments for consulting services from 1 August 2022 to 1 August 2023, and $50,000 for consulting services from December 2023 to April 2024. The Company came to an agreement with the consultants to accrue interest on the deferred consulting fees beginning in August 2023. As of 30 April 2024, the Company had $40,000 in deferred payments for consulting services from August 2023 to November 2023, plus interest, totalling $46,964, which is included in accounts payable in the condensed consolidated balance sheet.

Acquisition of Assets - Illinois

On 17 January 2023, the Company entered into an agreement with John Kim, our consultant in the State of Illinois for a two-year services related to licensing process for a total payment of $86,500 payable in tranches until 10 June 2023, as well as $15,000 per month to three designated individuals for two (2) years ending on 31 December 2024, and $5,000 per month to one additional individual for six (6) months ending 30 June 2023 for an aggregate total of $476,500. On 10 May 2023, the Company entered into a Settlement and Release Agreement with John Kim to revise and increase the payments for services related to the licensing process as described in the agreement that the Company entered into on 17 January 2023. Effective 10 May 2023, the revised committed payments total $733,150 as follows:

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

As of 30 April 2024, the Company has paid $409,817, leaving $323,333 to be earned subsequent to 30 April 2024.

20. Other Agreements

On 6 August 2021, the Company entered into management agreements with each of NMG IL 1, LLC (“NMG IL 1”) and NMG IL 4, LLC (“NMG IL 4”) along with an option to indirectly acquire all of the membership interests in each of NMG IL 1 and NMG IL 4 pursuant to a convertible credit facility between our subsidiary, DEP and each of NMG IL 1 and NMG IL 4, and membership interest purchase agreements between DEP and the members of NMG IL 1 and NMG IL 4, subject to obtaining all required local and state regulatory authorization. Each of NMG IL 1 and NMG IL 4 have been identified in the Illinois Department of Financial and Professional Regulation (IDFPR) results of the Social Equity Justice Involved Lottery for 55 Conditional Adult-Use Cannabis Dispensary Licenses (Conditional Licenses) across the state. The certified results are from a lottery with a pool of applicants who scored 85% or greater in their applications. NMG IL 1 and NMG IL 4 were drawn in BLS Region #5 (Chicago-Naperville-Elgin) where 36 conditional licenses are available. The applications are not tied to specified locations. The Transaction with NMG IL 4 was completed on 25 April 2023 (Note 11). In January 2024, the final ownership changes were approved by the state. The transaction with NMG IL 1, following the same pattern described in Note 11, has not been completed as of the date of these financial statements. As of 30 April 2024, the Company has recorded a deposit of $1,035,026 (31 July 2023 - $72,617) consisting of the prepaid architect fees and construction costs for the transaction with NMG IL 1, LLC. NMG IL 1 is a non-consolidated entity which leases premises pursuant to a lease agreement with Waterloo LLC.  One of the independent directors of the Company is a minority interest holder of Waterloo LLC.

21. Discontinued Operations and Assets Held for Sale

The following table summarizes the Company’s loss from discontinued operations for the three and nine months ended 30 April 2024 and 2023. The gain and loss resulting from the forgiveness of intercompany payables has been eliminated in consolidation.

	Three months ended 30 April 2024	Three months ended 30 April 2023	Nine months ended 30 April 2024	Nine months ended 30 April 2023

Sales	$80,989	$3,141,358	$2,662,441	$9,648,988
Cost of sales	(24,969)	(2,990,602)	(2,354,957)	(9,092,205)
Gross profit	56,020	150,756	307,484	556,783

Operating expenses	(141,897)	(496,144)	(800,434)	(2,100,215)
Other items	(67)	(945,291)	(581,350)	(944,462)
	(141,964)	(1,441,435)	(1,381,784)	(3,044,677)

Loss from discontinued operations before income taxes	$(85,944)	$(1,290,679)	$(1,074,300)	$(2,487,894)
Income tax expense (recovery)	97,455	(489,630)	(50,329)	(988,820)
Net income (loss) from discontinued operations	$11,511	$(1,780,309)	$(1,124,629)	$(3,476,714)

The assets and liabilities associated with discontinued operations consisted of the following as of 30 April 2024 and 31 July 2023:

	30 April 2024	31 July 2023
Assets held for sale
Cash	$13,514	$215,622
Accounts receivable	17,319	564,392
Other amounts receivable	-	20,000
Prepaids	16,251	332,814
Inventory	156,240	1,609,521
Property and equipment, net	585,936	1,143,818
Operating lease right-of-use assets	177,575	356,748
Brand and licenses, net	-	2,047,295

Total assets held for sale	966,835	6,290,210

Liabilities held for sale
Accounts payable and accrued liabilities	2,006,371	479,619
Income taxes payable	-	239,434
Operating lease liabilities	182,252	1,541,900

Total liabilities held for sale	$2,188,623	$2,260,953

Total assets and liabilities associated held for sale are presented as current assets and liabilities, respectively, due to the fact that they are likely to be sold within 12 months.

A reconciliation of the beginning and ending balances of assets held for sale for the nine months ended 30 April 2024 and for year ended 31 July 2023, are as follows:

	Held for Sale Subsidiaries	Subsidiaries Disposed	Total

Balance as of 31 July 2022	$1,230,011	$4,712,393	$5,942,404
Transferred in	-	7,300,845	7,300,845
Ongoing activity from discontinued operations	(136,336)	(5,637,909)	(5,774,245)
Disposition	-	(1,178,794)	(1,178,794)

Balance as of 31 July 2023	1,093,675	5,196,535	6,290,210
Ongoing activity from discontinued operations	(126,840)	-	(126,840)
Disposition	-	(5,196,535)	(5,196,535)

Balance as of 30 April 2024	$966,835	$-	$966,835

A reconciliation of the beginning and ending balances of liabilities held for sale for the nine months ended 30 April 2024 and for year ended 31 July 2023 are as follows:

	Held for Sale Subsidiaries	Subsidiaries Disposed	Total

Balance as of 31 July 2022	$259,470	$819,612	$1,079,082
Transferred in	-	1,789,189	1,789,189
Ongoing activity from discontinued operations	(40,291)	(158,306)	(198,597)
Disposition	-	(408,721)	(408,721)

Balance as of 31 July 2023	219,179	2,041,774	2,260,953
Ongoing activity from discontinued operations	1,969,444	-	1,969,444
Disposition	-	(2,041,774)	(2,041,774)

Balance as of 30 April 2024	$2,188,623	$-	$2,188,623

In April 2023, the Company approved the sale of the Michigan retail operation. In July 2023 and August 2023, the Company approved the sale of the Ohio operations. In January 2024, the Company approved the sale of the Nevada operation.

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

In connection with the NMG Purchase Agreement, DEP and Vegas Brazil entered into a letter agreement (the “Letter Agreement”), commencing on December 15, 2023 (the “Economic Takeover Date”) and expiring on the earlier of: (i) the termination of the NMG Purchase Agreement, or (ii) the closing date of the NMG Purchase Agreement. Economic Takeover Date is defined in the NMG Purchase Agreement as the date Vegas Brazil accepts responsibility for all forward-going profits and losses. The financial performance of NMG has been deconsolidated as of December 15, 2023 while the entity is in the Transfer of Ownership process.

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

As of April 30, 2024, there was $1,750,000 disposition receivable from Vegas Brazil, of which $750,000 will be paid in cash within six months of receipt of regulatory approval by the Nevada Cannabis Compliance Board, which is expected to occur in the near future, and $1,000,000 will be paid by a secured promissory note on the closing date.

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

Pursuant to the closing of the Disposition, on 17 October 2023 (the “Closing Date”), the Purchaser paid an initial total consideration of US$8.225 million (US$7,975,000 on closing plus US$250,000 deposit upon signing of the EPA) (the “Initial Purchase Price”) in cash to DEP Nevada, which Initial Purchase Price is subject to a working capital adjustment and other customary adjustments pursuant to the EPA to be calculated within 365 days of the Closing Date (the “Final Purchase Price”). Based on the Accepted Adjustment Statement (as defined in the EPA), the parties shall determine if the Final Purchaser Price shall be adjusted upwards or downwards. An amount equal to the Escrow Amount (as defined in the EPA) of US$100,000 from the Final Purchase Price is being held in escrow and will be released to DEP Nevada on the fifth day of the twelfth month after the Closing Date unless there are any indemnification claims pending until such time as the claim is resolved. The $100,000 held in escrow was included in other amounts receivable as of 30 April 2024.

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

Simultaneously with the closing of the EPA, the Company used US$7.33 million of the Initial Purchase Price funds to fully repay the debt owing to its senior secured lender (see Focus Growth loan in Note 14).

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

22. Income Taxes

For the three and nine months ended 30 April 2024 and 2023, the Company recorded an income tax expense of $388,351 (2023 - $449,397) and $1,751,866 (2023 - $1,196,343), respectively.

The provision for income taxes represents federal and state and local income taxes. The effective rate differs from statutory rates due to the effect of state and local income taxes and certain non-deductible expenses. Our effective tax rate will change from quarter to quarter based on recurring and non-recurring factors including, but not limited to, the geographical mix of earnings, enacted tax legislation, and state and local income taxes. In addition, changes in judgment from the evaluation of new information resulting in the recognition de-recognition or re-measurement of a tax position taken in a prior annual period is recognized separately in the quarter of the change.

As of 30 April 2024, the Company had unrecognized tax benefits of $6,236,092, all of which would currently affect the Company's effective tax rate if recognized. The company is taking the position that the company is not subject to Section 280, thus the general and administrative costs that are usually subject to Section 280E are now under UTP. The Company estimates that approximately $706,210 of unrecognized tax benefits, including penalties and interest, may be recognized in the next 12 months. Interest expense and penalties of $107,001 related to unrecognized tax benefits were recorded through 30 April 2024. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.

The Company files a consolidated U.S. income tax return and tax returns in certain state and local jurisdictions. Currently, the Company is not under examination by any taxing authority.

23. Subsequent Event

On April 2, 2024, Comprehensive Care Group LLC and Susan Williams filed a complaint for declaratory judgement in Pulaski Circuit Court with the defendants listed as Body and Mind Inc.; Nevada Medical Group LLC.; DEP Nevada Inc. and Big Stone Farms AR 1. The complaint was filed two days before the Arkansas regulator was scheduled to approve the transfer of CCG ownership and resulted in the regulator voting to table the decision to approve a transfer. The Comprehensive Care Group LLC and Susan Williams complaint seeks to refute the conversion of the previously referenced convertible note. Body and Mind Inc., Nevada Medical Group LLC., DEP Nevada Inc. and Big Stone Farms AR 1 filed a complaint for declaratory judgement and counterclaim on May 3, 2024 in Pulaski Circuit Court and named Comprehensive Care Group LLC, Susan Williams, Donald J Marshall, Valecia Ootsey-Walker and Robert DeBin as Counter-Defendants. In addition to the counter claim, counts for the following are included in the response - Declaratory Judgement, Declaratory Judgement – in the alternative, Breach of Contract – Convertible Loan Agreement, Unjust Enrichment, Promissory Estoppel, Breach of Fiduciary Duty, Fraud, Tortious Interference and Jury Demand. Compensatory damages in excess of $ 75,000 are also requested (Note 8). On June 11, 2024, Comprehensive Care Group LLC and Susan Willams as plaintiffs filed a brief in support of motion for summary judgement against all counter claims with Body and Mind Inc., Nevada Medical Group LLC, DEP Nevada Inc and Big Stone Farms AR 1 as Defendants/Counter-Plaintiffs and Comprehensive Care Group LLC, Susan Williams, Donald J Marshall, Valecia Ootsey-Walder and Robert DeBin as Counter-Defendants. The Company and Big Stone Farms AR 1 are preparing a response and will pursue all legal options for return of management and ownership of the license.

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

Introduction

This MD&A is focused on material changes in our financial condition from July 31, 2023, our most recently completed year end, to April 30, 2024, and our results of operations for the nine months ended April 30, 2024, and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

Company Overview

Body and Mind is a multi-state cannabis operator, which has retail, distribution, cultivation, and/or processing operations in Nevada, California, Ohio and Illinois. The Company is also engaged in the development of retail licenses in New Jersey.

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

We, through our indirect wholly-owned subsidiary NMG IL 4, LLC (“NMG IL 4”), manage and operate the BaM Body and Mind branded Markham, IL dispensary since April 25, 2023. Formal regulatory approval of the ownership transfer was received in January 2024.

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

In Arkansas, we through NMG, managed the “BaM Body and Mind” branded medical marijuana dispensary including cultivation in West Memphis, Arkansas, which opened in April 27, 2020 and the cultivation commenced operations on April 6, 2021. However, as of March 15, 2024, the management agreement between NMG and CCG ended and was not extended.

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

Stock Purchase Agreement and Management Services Agreement

On April 14, 2023, DEP entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Big Bhang Events, LLC (“Big Bhang”) and NMG MI 1, whereby DEP agreed to sell all of the issued and outstanding common stock of NMG MI 1(the “Acquired Shares”) to Big Bhang, a prequalified applicant approved to hold a Recreational Adult Use License under the Michigan Regulation and Taxation of Marijuana Act (the “MRTMA”), in exchange for a purchase price of $1.00, and subject to adjustment for any federal, state and local taxes due and owing by NMG MI 1 or DEP as well as a working capital adjustment. On June 13, 2023, DEP sold the Acquired Shares to Big Bhang, as all of the closing conditions were satisfied or expressly waived, and NMG MI 1 received from the Cannabis Regulatory Authority for the State of Michigan approval of the transaction and the license amendment evidencing Big Bhang as the sole owner of NMG MI 1. Pursuant to the terms of the Stock Purchase Agreement, Big Bhang delivered a cash payment of $1.00 to DEP and DEP assigned, sold and transferred the Acquired Shares to Big Bhang.

Concurrently and in conjunction with entering into the Stock Purchase Agreement, NMG MI 1 and Big Bhang entered into a management services agreement (the “Management Services Agreement”), pursuant to which Big Bhang provides management and administrative services to NMG MI 1, as described in Exhibit A to the Management Services Agreement, in exchange for a management fee equal to one hundred percent (100%) of the income and monies generated from the sale of all goods, products, and/or services relating to the business of NMG MI 1. The parties received implied approval of the Management Services Agreement from the CRA after submitting a License Maintenance update form on April 19, 2023 and the Management Services Agreement became effective as of May 1, 2023 and shall continue until the one (1) year anniversary thereof (the “Term”), which Term may be mutually extended by the parties, unless terminated earlier as set forth in the Management Services Agreement. In addition, during the Term, Big Bhang has full rights of management and control of the municipal and regulatory licenses, business, and the premises. Big Bhang may take any and all actions, either directly or on behalf of NMG MI 1, which Big Bhang deems, in its reasonable discretion, to be necessary in furtherance of the business, to the extent that such actions comply with applicable laws. Big Bhang may also change the trade or brand name of the business and/or premises during the Term, provided such change and name comply with applicable laws and are approved in advance by the CRA. Furthermore, except as otherwise provided in the Management Services Agreement, NMG MI 1 shall not, without the express prior approval of Big Bhang, take any action with respect to the operation of the business for which Big Bhang is authorized to take under the Management Services Agreement. Big Bhang shall assume all costs, obligations, liabilities, and expenditures of Licensee, which are incurred during the Term in connection with the services and the management and operation of NMG MI 1, the business, and the premise, and shall defend, indemnify, and hold harmless NMG MI 1 from all costs, obligations, liabilities, and expenditures. During the Term, Big Bhang shall assume all risk of loss to NMG MI 1 and/or the premise, and shall defend, indemnify, and hold harmless NMG MI 1 from all risk of loss.

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

The interest on the outstanding principal amount is currently set at $6,000 per month, payable monthly in arrears on or before the first calendar day of each month. Either CCG or DEP may unilaterally extend the maturity date by one year, and may thereafter continue to extend the maturity date on a yearly basis by increments of one year (each, an “Extension Option”) by providing written notice of the exercise of the Extension Option by the party seeking an extension to the other party; provided, however, that under no circumstances shall any extended maturity date extend beyond the expiration of the term of the Management Agreement entered into between NMG and CCG. The Company extended the loan maturity date by one year resulting in a new maturity date of March 30, 2024. The maturity date of the convertible loan was not extended after loss of the management agreement on March 15, 2024.

On or around August 22, 2023, DEP assigned the Convertible Loan Agreement to a related entity, Big Stone Farms AR 1, LLC, an Arkansas limited liability company, which is controlled by the Company’s Chief Operating Officer and Director, in exchange for an option to purchase the outstanding interests of Big Stone Farms AR 1, LLC for a purchase price of $1.00.

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

As of March 15, 2024, the management agreement between NMG and CCG ended and was not extended. On or around September 18, 2023, Big Stone AR 1 exercised the conversion feature of the Convertible Loan Agreement to convert into preferred units of CCG at a conversion price equal to the current indebtedness under the Convertible Loan Agreement constituting forty percent (40%) of the overall ownership interests of CCG with the following preferred rights: (i) the right to an allocative share of sixty-six and 67/100 percent (66.67%) of the net profits of CCG and the right to distributions equal to sixty-six and 67/100 percent (66.67%) of the net profits on a monthly basis; (ii) the right to a sixty-six and 67/100 percent (66.67%) share of CCG’s assets upon dissolution of CCG; and(iii) the right to sixty-six and 67/100 percent (66.67%) of all voting rights of members of CCG. On or around September 18, 2023, Big Stone AR 1 exercised the conversion feature of the convertible note and CCG members approved certain actions to allow Big Stone AR1 to become a member of CCG through preferred units, to elect Big Stone AR 1 as the manager of CCG and to amend the operating agreement. On or about February 15, 2024, the sole shareholder of Big Stone sold 45% of equity in Big Stone to Big Stone Acquisition LLC, in exchange for $100 cash payment plus a promissory note of $2,400,000. The transfer of ownership as a result of conversion of the Convertible Loan Agreement is before the Arkansas regulator.

CCG issued a cheque of $1,250,000 dated March 15, 2024 to Big Stone AR 1 which the Company does not intend to cash as all the CCG members provided written consent on September 18, 2023 to assign the convertible agreement to Big Stone Farms AR 1, admit Big Stone Farms AR 1 as a new member and manager, amend and restate the Operating Agreement. On April 2, 2024, Comprehensive Care Group LLC and Susan Williams filed a complaint for declaratory judgement in Pulaski Circuit Court with the defendants listed as Body and Mind Inc., Nevada Medical Group LLC., DEP Nevada Inc. and Big Stone Farms AR 1. The complaint was filed two days before the Arkansas regulator was scheduled to approve the transfer of CCG ownership and resulted in the regulator voting to table the decision to approve a transfer. The Comprehensive Care Group LLC and Susan Williams complaint seeks to refute the conversion of the previously referenced convertible note. Body and Mind Inc., Nevada Medical Group LLC., DEP Nevada Inc. and Big Stone Farms AR 1 filed a complaint for declaratory judgement and counterclaim on May 3, 2024 in Pulaski Circuit Court and named Comprehensive Care Group LLC, Susan Williams, Donald J Marshall, Valecia Ootsey-Walker and Robert DeBin as Counter-Defendants. In addition to the counter claim, counts for the following are included in the response - Declaratory Judgement, Declaratory Judgement – in the alternative, Breach of Contract – Convertible Loan Agreement, Unjust Enrichment, Promissory Estoppel, Breach of Fiduciary Duty, Fraud, Tortious Interference and Jury Demand. Compensatory damages in excess of $ 75,000 are also requested. On June 11, 2024, Comprehensive Care Group LLC and Susan Willams as plaintiffs filed a brief in support of motion for summary judgement against all counter claims with Body and Mind Inc., Nevada Medical Group LLC, DEP Nevada Inc and Big Stone Farms AR 1 as Defendants/Counter-Plaintiffs and Comprehensive Care Group LLC, Susan Williams, Donald J Marshall, Valecia Ootsey-Walder and Robert DeBin as Counter-Defendants. The Company and Big Stone Farms AR 1 are preparing a response and will pursue all legal options for return of management and ownership of the license.

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

Results of Operations for the three month periods ended April 30, 2024 and 2023:

The following table sets forth our results of operations for the three month periods ended April 30, 2024 and 2023:

	April 30, 2024 $	April 30, 2023 $
Sales	4,406,132	4,171,339
Cost of Sales	(2,441,826)	(2,244,898)
Gross Margin	1,964,306	1,926,441
Operating Expenses	(3,303,344)	(3,208,995)
Net Loss from Continuing Operations	(2,549,701)	(1,828,463)
Net Loss	(2,538,190)	(3,608,772)
Foreign Currency Translation Adjustment	148,755	32,315
Comprehensive Loss	(2,389,435)	(3,576,457)
Basic and Diluted Loss Per Share - Continuing	(0.02)	(0.01)
Basic and Diluted Loss Per Share – Discontinued	0.00	(0.01)

Revenues

For the three month period ended April 30, 2024 we had total sales of $4,406,132 and cost of sales of $2,441,826 for a gross margin of $1,964,306 compared to total sales of $4,171,339 and cost of sales of $2,244,898 for a gross margin of $1,926,441 in the three month period ended April 30, 2023. Gross margin increased primarily due to increasing revenue, however the gross margin in percentage actually decreased due to increasing labor costs.

During the three months ended April 30, 2024, the Company recorded product sales as follows:

Revenues – By Segment	Three months ended April 30, 2024 $	%

Retail	4,406,132	100%

Total	4,406,132

Operating Expenses

For the three month period ended April 30, 2024, operating expenses totaled $3,303,344 compared with $3,208,995 for the three month period ended April 30, 2023. A significant reason for the slight increase in operating expenses between the periods related to modest increases in accounting and legal, consulting fees, licenses, utilities and office administration. These increases were partly offset by a decrease in business development costs, depreciation, lease expense, management fees, salaries and wages.

The Company had a decrease in depreciation and amortization expense to $93,952 compared to $261,013 due to a lower balance of property and equipment and intangible assets to be depreciated/amortized due to declining balances and various impairments in prior periods. Overall, operating expenses are relatively consistent year over year.

Other Items

During the three month period ended April 30, 2024, our other items accounted for $822,312 of losses as compared to losses of $96,512 for the three month period ended April 30, 2023. The significant components in other items primarily relate to gain or loss on fair value adjustment of convertible loan, the Company’s interest income on the secured convertible note and interest expense on the long-term loan payable.

Net Loss

Net loss for the quarter ended April 30, 2024, totaled $2,538,190 compared with $3,608,772 for the quarter ended April 30, 2023, which consisted of net loss from continuing operations of $2,549,701 (2023 - $1,828,463) and net income from discontinued operations of $11,511 (2023 – loss of $1,780,309).

Other Comprehensive Income

We recorded a foreign currency translation adjustment gain of $148,755 and $32,315 for the quarters ended April 30, 2024 and 2023, respectively. The amounts are included in the statement of operations as other comprehensive income for the respective periods.

Results of Operations for the nine month periods ended April 30, 2024 and 2023:

The following table sets forth our results of operations for the nine month periods ended April 30, 2024 and 2023:

	April 30, 2024 $	April 30, 2023 $
Sales	13,393,018	13,237,458
Cost of Sales	(7,338,477)	(7,811,513)
Gross Margin	6,054,541	5,425,945
Operating Expenses	(9,310,361)	(9,251,185)
Net Loss from Continuing Operations	(7,765,594)	(5,825,901)
Net Loss	(2,543,175)	(9,302,615)
Foreign Currency Translation Adjustment	(330,238)	(48,087)
Comprehensive Loss	(2,873,413)	(9,350,702)
Basic and Diluted Loss Per Share - Continuing	(0.05)	(0.05)
Basic and Diluted Earnings (Loss) Per Share – Discontinued	0.04	(0.03)

Revenues

For the nine month period ended April 30, 2024 we had total sales of $13,393,018 and cost of sales of $7,338,477 for a gross margin of $6,054,541 compared to total sales of $13,237,458 and cost of sales of $7,811,513 for a gross margin of $5,425,945 in the nine month period ended April 30, 2023. Gross margin increased due to increasing wholesale prices, and the Company’s effort to reduce costs and lower inventory balance on hand at April 30, 2024.

During the nine months ended April 30, 2024, the Company recorded product sales as follows:

Revenues – By Segment	Nine months ended April 30, 2024 $	%

Retail	13,393,018	100%

Total	13,393,018

Operating Expenses

For the nine month period ended April 30, 2024, operating expenses totaled $9,310,361 compared with $9,251,185 for the nine month period ended April 30, 2023. A significant reason for the slight increase in operating expenses between the periods related to modest increases in accounting and legal, consulting fees, licenses, utilities and office administration, management fees, salaries and wages. These increases were partly offset by a decrease in business development costs, depreciation and lease expense.

The Company had a decrease in depreciation and amortization expense to $286,033 compared to $800,635 due to a lower balance of property and equipment and intangible assets to be depreciated/amortized due to declining balances and various impairments in prior periods. Overall, operating expenses are relatively consistent year over year.

Other Items

During the nine month period ended April 30, 2024, our other items accounted for $2,757,908 of losses as compared to losses of $804,318 for the nine month period ended April 30, 2023. The significant components in other items primarily relate to gain or loss on fair value adjustment of convertible loan, loss on impairment, the Company’s interest income on the secured convertible note and interest expense on the long-term loan payable.  During the period, the Company paid off the $6.66M loan together with interests and prepayment premium penalty of $342,543.  As a result, the Company recognized $1,187,008 in interest expense for the nine months ended April 30, 2024 for the debt discount remaining to be amortized.

Net Loss

Net loss for the nine months ended April 30, 2024, totaled $2,543,175 compared with a net loss of $9,302,615 for the nine months ended April 30, 2023, which consisted of net loss from continuing operations of $7,765,594 (2023 - $5,825,901) and income from discontinued operations of $5,222,419 (2023 – loss of $3,476,714). The income from discontinued operations includes the gain on disposition of NMG OH 1 of $4,058,665, net of tax, and the gain on disposition of NMG of $2,288,383, net of tax.

Other Comprehensive Loss

We recorded a foreign currency translation adjustment loss of $330,238 and loss of $48,087 for the nine months ended April 30, 2024 and 2023, respectively, as a result of the weakening foreign exchange rate of CAD to USD.  The amounts are included in the statement of operations as other comprehensive loss for the respective periods.

Liquidity and Capital Resources

The following table sets out our cash and working capital as of April 30, 2024:

	As of April 30, 2024	As of July 31, 2023
	(unaudited)
Cash reserves	$291,543	$1,460,311
Working capital (deficit)	$(5,411,007)	$699,861

At April 30, 2024, we had cash of $291,543 as compared to cash of $1,460,311 at July 31, 2023.

Statement of Cash flows

During the nine month period ended April 30, 2024, our net cash decreased by $1,168,768 (2023 – increased by $1,068,030), which included net cash used in operating activities from continuing operations of $6,154,835 (2023 – $1,395,674), net cash provided by operating activities from discontinued operations of $3,906,118 (2023 – used $489,798), for a net overall cash used in operating activities of $2,248,717 (2023 - $1,885,472).

Net cash provided by investing activities from continuing operations was $233,292 (2023 – used $195,866), net cash provided by investing activities from discontinued operations was $8,297,983 (2023 – used $36,508), for a net cash from investing activities of $8,531,275 (2023 – used $232,374).

Net cash used in financing activities was $7,168,127 (2023 – provided $2,977,174), and effect of foreign rate changes on cash was $330,238 (2023 - $48,087) and the change in cash included in assets held for sale was $47,039 (2023 - $256,789).

Cash Flow used in Operating Activities

Significant changes in cash used in operating activities are outlined as follows:

•

The Company incurred a net loss from continuing operations of $7,765,594 during the nine months ended April 30, 2024 compared to $5,825,901 in 2023. The net loss in 2024 included, among other things, accrued interest and accretion of $1,275,913 (2023 - $601,775), amortization of intangible assets of $278,216 (2023 - $763,846), operating lease expense of $301,279 (2023 - $868,869), depreciation of property and equipment of $208,120 (2023 - $141,055), accrued interest income of $48,000 (2023 - $54,000), loss on fair value adjustment of convertible loan of $450,411 (2023 – gain $359,088), loss on settlement of related party liability of $30,700 (2023 - $nil), loss on impairment of equipment of $124,649 (2023 - $nil), and stock-based compensation of $70,694 (2023 - $232,113).

The following non-cash items further adjusted the loss for the nine months ended April 30, 2024 and 2023:

•

Increase in accounts receivable and prepaid of $1,987,465 (2023 – $36,306), decrease in inventory of $277,281 (2023 – increase of $74,936), increase in deposits of $962,409 (2023 – decrease of $63,309), increase in trade payables and accrued liabilities of $833,088 (2023 – $1,045,327), increase in income taxes payable and deferred taxes of $1,648,734 (2023 - $2,169,993), decrease in due to related parties of $5,515 (2023 – $15,523), and decrease of operating lease liabilities of $884,937 (2023 - $916,207).

Cash Flow provided by (used in) Investing Activities

During the nine month period ended April 30, 2024, the change in cash from investing activities from continuing operations relates primarily to the purchased equipment of $111,820 (2023 - $965,046), and loan advances from CCG in Arkansas of $345,112 (2023 - $769,180).

The change in cash provided by investing activities for the nine month period ended April 30, 2024 from discontinued operations included the disposition of NMG OH 1 for $8M and the deposits received from the disposition of NMG for $250,000.

Cash Flow provided by (used in) Financing Activities

During the nine month period ended April 30, 2024, cash used in financing activities relates primarily to the repayment of bank overdraft and repayment of $6.66M secured loan plus interests, exit fee and a prepayment premium for an aggregate total of $7.33M.

Off-balance sheet arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Event

On April 2, 2024, Comprehensive Care Group LLC and Susan Williams filed a complaint for declaratory judgement in Pulaski Circuit Court with the defendants listed as Body and Mind Inc., Nevada Medical Group LLC., DEP Nevada Inc. and Big Stone Farms AR 1. The complaint was filed two days before the Arkansas regulator was scheduled to approve the transfer of CCG ownership and resulted in the regulator voting to table the decision to approve a transfer. The Comprehensive Care Group LLC and Susan Williams complaint seeks to refute the conversion of the previously referenced convertible note. Body and Mind Inc., Nevada Medical Group LLC., DEP Nevada Inc. and Big Stone Farms AR 1 filed a complaint for declaratory judgement and counterclaim on May 3, 2024 in Pulaski Circuit Court and named Comprehensive Care Group LLC, Susan Williams, Donald J Marshall, Valecia Ootsey-Walker and Robert DeBin as Counter-Defendants. In addition to the counter claim, counts for the following are included in the response - Declaratory Judgement, Declaratory Judgement – in the alternative, Breach of Contract – Convertible Loan Agreement, Unjust Enrichment, Promissory Estoppel, Breach of Fiduciary Duty, Fraud, Tortious Interference and Jury Demand. Compensatory damages in excess of $ 75,000 are also requested. On June 11, 2024, Comprehensive Care Group LLC and Susan Willams as plaintiffs filed a brief in support of motion for summary judgement against all counter claims with Body and Mind Inc., Nevada Medical Group LLC, DEP Nevada Inc and Big Stone Farms AR 1 as Defendants/Counter-Plaintiffs and Comprehensive Care Group LLC, Susan Williams, Donald J Marshall, Valecia Ootsey-Walder and Robert DeBin as Counter-Defendants. The Company and Big Stone Farms AR 1 are preparing a response and will pursue all legal options for return of management and ownership of the license.

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

•	Assets and liabilities held for sale and discontinued operations

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

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company had working capital deficit of $5,411,007 as at April 30, 2024. The Company outlined substantial doubt about its ability to continue as a going concern in prior periods which has been alleviated by securing long term debt, improved operations and increased sales. The Company anticipates that current operations, cash on hand and working capital will ensure coverage for all expenses associated with current operations for at least the next 12 months from the issuance of these financial statements. Management believes that the Company has access to capital resources through potential public or private issuances of debt or equity securities to further contribute to the growth of the company.

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

Based on their evaluation as of April 30, 2024, our principal executive and principal financial and accounting officers have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of April 30, 2024 to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

In our assessment of the effectiveness of our internal control over financial reporting as at April 30, 2024, based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, material weaknesses were identified regarding experienced personnel with knowledge of GAAP and the proper levels of supervision and review required to provide timely financial information. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis.

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

Change in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On April 2, 2024, Comprehensive Care Group LLC and Susan Williams filed a complaint for declaratory judgement in Pulaski Circuit Court with the defendants listed as Body and Mind Inc., Nevada Medical Group LLC., DEP Nevada Inc. and Big Stone Farms AR 1. The complaint was filed two days before the Arkansas regulator was scheduled to approve conversion the transfer of CCG ownership and resulted in the regulator voting to table the decision to approve a transfer. The Comprehensive Care Group LLC and Susan Williams complaint seeks to refute the conversion of the previously referenced convertible note. Body and Mind Inc., Nevada Medical Group LLC., DEP Nevada Inc. and Big Stone Farms AR 1 filed a complaint for declaratory judgement and counterclaim on May 3, 2024 in Pulaski Circuit Court and named Comprehensive Care Group LLC, Susan Williams, Donald J Marshall, Valecia Ootsey-Walker and Robert DeBin as Counter-Defendants. In addition to the counter claim, counts for the following are included in the response - Declaratory Judgement, Declaratory Judgement – in the alternative, Breach of Contract – Convertible Loan Agreement, Unjust Enrichment, Promissory Estoppel, Breach of Fiduciary Duty, Fraud, Tortious Interference and Jury Demand. Compensatory damages in excess of $75,000 are also requested. On June 11, 2024, Comprehensive Care Group LLC and Susan Willams as plaintiffs filed a brief in support of motion for summary judgement against all counter claims with Body and Mind Inc., Nevada Medical Group LLC, DEP Nevada Inc and Big Stone Farms AR 1 as Defendants/Counter-Plaintiffs and Comprehensive Care Group LLC, Susan Williams, Donald J Marshall, Valecia Ootsey-Walder and Robert DeBin as Counter-Defendants. The Company and Big Stone Farms AR 1 are preparing a response and will pursue all legal options for return of management and ownership of the license. Please see note 8 for additional details. Additionally, we currently have minor, immaterial claims in process.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable

ITEM 5 – OTHER INFORMATION

During our fiscal quarter ended April 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

BODY AND MIND INC.

Date: June 20, 2024	BY:	/s/ Michael Mills
Michael Mills, President and Chief Executive Officer (Principal Executive Officer)

Date: June 20, 2024	BY:	/s/ Dong Shim
Dong H. Shim, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

